Form 10-Q
period 2020-03-31
Green Thumb Industries Inc.
filed 2020-05-15
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-56132

GREEN THUMB INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1437430
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

325 West Huron Street, Suite 412 Chicago, Illinois	60654
(Address of principal executive offices)	(zip code)

(312) 471-6720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Subordinate Voting Shares

Multiple Voting Shares

Super Voting Shares

(Title of each Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2020, there were 145,099,821 shares of the registrant’s Subordinate Voting Shares, 23,850,400 shares of the registrant’s Multiple Voting Shares (on an as converted to Subordinate Voting Shares basis) and 39,081,400 shares of the registrant’s Super Voting Shares (on an as converted to Subordinate Voting Shares basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Use of Names

In this Interim Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “Green Thumb” refer to Green Thumb Industries Inc. together with its wholly-owned subsidiaries.

Currency

Unless otherwise indicated, all references to “$” or “US$” in this document refer to United States dollars, and all references to “C$” refer to Canadian dollars.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change;, the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic condition; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and additional issuances of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	March 31, 2020	December 31, 2019
ASSETS		(Audited)
Current Assets:
Cash and Cash Equivalents	$71,521,954	$46,667,334
Accounts Receivable	6,725,972	7,530,253
Inventories	50,170,268	46,034,481
Prepaid Expenses	6,225,954	6,780,657
Other Current Assets	6,171,998	2,049,886

Total Current Assets	140,816,146	109,062,611

Property and Equipment, Net	160,463,256	155,596,675
Right of Use Assets, Net	97,034,010	63,647,812
Investments	13,853,214	14,068,821
Investment in Associate	10,600,000	10,350,000
Notes Receivable	—	815,937
Intangible Assets, Net	426,328,731	435,246,898
Goodwill	372,218,999	375,084,991
Deposits and Other Assets	1,699,805	3,662,879

TOTAL ASSETS	$1,223,014,161	$1,167,536,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$17,945,740	$9,990,377
Accrued Liabilities	42,486,913	35,939,850
Current Portion of Notes Payable	182,926	206,675
Current Portion of Lease Liabilities	1,473,812	3,833,268
Liability for Acquisition of Noncontrolling Interest	5,500,000	5,500,000
Contingent Consideration Payable	41,581,975	50,391,181
Income Tax Payable	19,078,904	5,505,904

Total Current Liabilities	128,250,270	111,367,255

Long-Term Liabilities:
Lease Liabilities	98,032,455	61,115,737
Notes Payable, Net of Current Portion	92,690,031	91,140,194
Contingent Consideration Payable	8,762,527	8,545,558
Warrant Liability	8,497,000	15,879,843
Deferred Income Taxes	33,976,361	36,279,361

TOTAL LIABILITIES	370,208,644	324,327,948

COMMITMENTS AND CONTINGENCIES
SHARE HOLDERS’ EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2020: Unlimited, 144,811,572 and 144,811,572, respectively at December 31, 2019: Unlimited, 128,999,964 and 128,999,964, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2020: Unlimited, 238,504 and 238,504, respectively at December 31, 2018: Unlimited, 373,350 and 373,350, respectively)	—	—

Super Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2020: Unlimited, 390,814 and 390,814, respectively at December 31, 2019: Unlimited, 402,289 and 402,289, respectively)	—	—
Share Capital	990,290,509	980,638,701
Contributed Surplus	8,302,730	3,960,854
Deferred Share Issuances	16,587,798	16,587,798
Accumulated Deficit	(164,697,854)	(160,491,590)

Equity of Green Thumb Industries Inc.	850,483,183	840,695,763
Noncontrolling interests	2,322,334	2,512,913

TOTAL SHAREHOLDERS’ EQUITY	852,805,517	843,208,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,223,014,161	$1,167,536,624

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2020 and 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	Three Months Ended March 31,
	2020	2019
Revenues, net of discounts	$102,602,602	$27,913,163
Cost of Goods Sold, net	(49,615,188)	(15,123,942)

Gross Profit	52,987,414	12,789,221

Expenses:
Selling, General, and Administrative	45,434,757	26,418,881

Total Expenses	45,434,757	26,418,881

Income (Loss) From Operations	7,552,657	(13,629,660)

Other Income (Expense):
Other Income, net	6,786,110	5,256,653
Interest Income	88,115	356,830
Interest Expense, net	(5,041,442)	(451,878)

Total Other Income (Expense)	1,832,783	5,161,605

Income (Loss) Before Provision for Income Taxes And Non-Controlling Interest	9,385,440	(8,468,055)

Provision For Income Taxes	13,149,000	1,236,000

Net Loss Before Non-Controlling Interest	(3,763,560)	(9,704,055)

Net Income (Loss) Attributable to Non-Controlling Interest	442,704	(140,999)

Net Loss Attributable to Green Thumb Industries Inc.	$(4,206,264)	$(9,563,056)

Net Loss per share - basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares outstanding - basic and diluted	208,468,356	167,171,886

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Share Capital	Shares to Be Issued	Contributed Surplus	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, January 1, 2019	$397,590,465	$27,773,234	$14,202,659	$—	$(100,876,937)	$3,497,459	$342,186,880
Adoption of ASC 842, Leases	—	—	—	—	(498,246)	—	(498,246)
Noncontrolling interests adjustment for change in ownership	27,773,234	(27,773,234)	4,200,382	—	—	—	4,200,382
Contributions from limited liability company unit holders	—	—	—	—	—	1,650,000	1,650,000
Issuance of shares under business combinations and investments	168,904,857	—	(4,789,147)	—	—	—	164,115,710
Issuance of shares for redemption of noncontrolling interests	15,025,523	—	(2,048,653)	—	—	—	12,976,870
Deferred Share Issuances	—	—	—	15,280,000	—	—	15,280,000
Stock based compensation	—	—	5,844,800	—	—	—	5,844,800
Distributions to limited liability company unit holders	—	—	—	—	—	(536,159)	(536,159)
Net loss	—	—	—	—	(9,563,056)	(140,999)	(9,704,055)

Balance, March 31, 2019	$609,294,079	$—	$17,410,041	$15,280,000	$(110,938,239)	$4,470,301	$535,516,182

Balance, January 1, 2020	$980,638,701	$—	$3,960,854	$16,587,798	$(160,491,590)	$2,512,913	$843,208,676
Contributions from limited liability company unit holders	—	—	—	—	—	50,000	50,000
Issuance of shares under business combinations and investments	684,551	—	(678,489)	—	—	—	6,062
Contingent consideration, and other adjustments to purchase accounting	8,967,257	—	—	—	—	—	8,967,257
Stock based compensation	—	—	5,073,742	—	—	—	5,073,742
Distributions to third party and limited liability company unit holders	—	—	(53,377)	—	—	(683,283)	(736,660)
Net loss	—	—	—	—	(4,206,264)	442,704	(3,763,560)

Balance, March 31, 2020	$990,290,509	$—	$8,302,730	$16,587,798	$(164,697,854)	$2,322,334	$852,805,517

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Green Thumb Industries Inc.	$(4,206,264)	$(9,563,056)
Net income (loss) attributable to non-controlling interest	442,704	(140,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,705,172	3,261,333
Amortization of operating lease assets	4,257,515	492,000
Gain on disposal of property and equipment	(239,096)	—
Bad debt expense	315,261	—
Deferred income taxes	(424,000)	24,000
Stock based compensation	5,073,742	5,844,800
Decrease (increase) in fair value of investments	274,592	(593,522)
Changes in value of liabilities related to put option and purchase of noncontrolling interests	—	(448,166)
Interest on contingent consideration payable and acquisition liabilities	546,009	273,777
Increase (decrease) in fair value of contingent consideration	(170,990)	—
Decrease in fair value of warrants	(7,382,843)	—
Decrease (increase) in fair value of note receivable	810,337	(4,109,793)
Amortization of debt discount	1,585,322	—
Changes in operating assets and liabilities:
Accounts receivable	489,020	700,025
Inventory	(4,135,787)	(2,591,611)
Prepaid expenses and other current assets	(3,561,809)	264,534
Deposits and other assets	1,963,074	216,503
Accounts payable	7,955,363	5,687,409
Accrued liabilities	264,226	(5,338,647)
Operating lease liabilities	(3,086,451)	(284,336)
Income tax payable	13,573,000	2,006,443

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	27,048,097	(4,299,306)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,246,608)	(12,295,601)
Proceeds from disposal of assets	11,799,025	—
Purchase of businesses, net of cash acquired	—	(12,941,549)

NET CASH USED IN INVESTING ACTIVITIES	(1,447,583)	(25,237,150)

CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	50,000	1,650,000
Distributions to third parties and limited liability company unit holders	(736,660)	(536,159)
Principal repayment of notes payable	(59,234)	(481,490)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(745,894)	632,351

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,854,620	(28,904,105)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,667,334	145,986,072

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,521,954	$117,081,967

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,910,111	$178,434

OTHER NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$6,966,907	$1,320,000

Noncash increase in right of use asset	$(33,742,287)	$(22,233,609)

Noncash increase in lease liability	$33,742,287	22,731,855

Net liability upon adoption of ASC 842, Leases	$—	$(498,246)

Exercise of put option	$—	$4,200,382

Issuance of shares under acquisition agreement	$8,967,257	$—

Deferred share issuances to prior owners of noncontrolling interest	$400,143	$15,280,000

Issuance of shares under business combinations	$6,062	$(164,549,779)

Acquisitions

Inventory	$—	$2,951,828
Accounts receivable	—	420,649
Property and equipment	—	6,002,725
Right of use assets	—	565,336
Identifiable intangible assets	—	87,000,000
Goodwill	(2,865,992)	158,664,327
Deposits and other assets	1,015,020	636,180
Liabilities assumed	(302,604)	(3,352,704)
Lease liabilities	—	(565,336)
Contingent liabilities	—	(27,079,852)
Deferred share issuances	—	(15,280,000)
Equity interests issued	503,389	(164,549,779)
Conversion of note receivable previously issued	—	(9,012,000)
Acquisition liability	(228,813)	(839,825)
Deferred income taxes	1,879,000	(22,620,000)

	$—	$12,941,549

RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents	$64,613,618	$117,081,967
Restricted cash	6,908,336	—

TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH	$71,521,954	$117,081,967

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.     Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”) is promoting well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm and The Feel Collection, primarily to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain of retail cannabis stores called Risetm and a Las Vegas, Nevada area chain of retail cannabis stores called Essence. As of March 31, 2020, Green Thumb has operating revenue in twelve markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, and Pennsylvania).

On June 12, 2018, the Company completed a reverse takeover transaction (“RTO”) as further described in Note 3 of Green Thumb’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 15, 2020 (“2019 Form 10-K”). Following the RTO, the Company was listed on the Canadian Securities Exchange (the “CSE”) under ticker symbol “GTII” and on the OTCQX, part of the OTC Markets Group, under the ticker “GTBIF”.

The Company’s registered office is located at 885 West Georgia Street, Suite 2200, Vancouver, British Columbia, V6C 3E8, Canada. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 412, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Green Thumb Industries Inc. and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated and combined financial statements and accompanying notes included in the 2019 Form 10-K. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2020.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the Company’s 2019 Form 10-K.

(d) Loss per Share

Basic loss per share is calculated using the treasury stock method, by dividing the net loss attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculations. Diluted loss per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. At March 31, 2020, the Company had 5,974,938 options outstanding, 1,477,898 restricted stock units and 2,387,470 warrants outstanding. At March 31, 2019, the Company had 2,411,192 options outstanding, 1,585,000 restricted stock units outstanding and no warrants outstanding.

In order to determine diluted loss per share, it is assumed that any proceeds from the exercise of dilutive stock options would be used to repurchase common shares at the average market price during the period. The diluted loss per share calculation excludes any potential conversion of stock options and convertible debt that would decrease loss per share. As a result, the Company’s calculation of basic loss per share and diluted loss per share include the same number of share equivalents for three months ended March 31, 2020 and 2019.

(e) Recently Adopted Accounting Standards

(i)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

(ii)

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 “Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. ASU 2017-04 must be applied prospectively and is effective in the first quarter of 2020. Early adoption is permitted. The Company adopted the new standard in the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

(iii)

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new standard in the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

(f) Coronavirus Pandemic

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company is implementing and evaluating actions to strengthen its financial position and support the continuity of its business and operations.

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and intangible assets; operating lease right of use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of our lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. The Company’s assessment of conditions and events, considered in the aggregate, indicate it will be able to meet its obligations as they become due within one year after the date of these financial statements. There continues to be a high level of uncertainty in estimating the expected economic and operational impacts relative to COVID-19 as it is an evolving situation. The estimates and assumptions used in the first quarter 2020 financial statements may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company’s financial statements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.     INVENTORIES

The Company’s inventories include the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Raw Material	$3,658,076	$6,375,032
Packaging and Miscellaneous	5,550,391	4,887,970
Work in Process	22,945,070	20,162,723
Finished Goods	19,654,279	16,640,629
Reserve for Obsolete Inventory	(1,637,548)	(2,031,873)

Total Inventories	$50,170,268	$46,034,481

3.     PROPERTY AND EQUIPMENT

At March 31, 2020, property and equipment consisted of the following:

	Land	Buildings and Improvements	Furniture and Fixtures	Computer Equipment and Software	Leasehold Improvements	Production and Processing Equipment	Capitalized Interest	Assets Under Construction	Total
Cost
As at January 1, 2020	$3,272,439	$33,377,471	$2,509,918	$7,073,807	$68,681,497	$25,926,146	$2,500,000	$21,372,116	$164,713,394
Transfers	—	21,800,000	674,000	—	1,852,000	(5,887,000)	—	(18,439,000)	—
Additions	—	38,549	356,935	68,229	934,802	382,276	242,976	18,304,708	20,328,475
Disposals	(205,000)	(5,337,930)	—	—	—	—	—	(6,508,636)	(12,051,566)

As at March 31, 2020	$3,067,439	$49,878,090	$3,540,853	$7,142,036	$71,468,299	$20,421,422	$2,742,976	$14,729,188	$172,990,303

Accumulated Depreciation
As at January 1, 2020	$—	$2,236,254	$617,016	$1,558,180	$2,998,287	$1,706,982	$—	$—	$9,116,719
Depreciation	—	522,976	240,421	316,061	1,507,456	1,111,192	88,899	—	3,787,005
Disposals	—	(376,677)	—	—	—	—	—	—	(376,677)

As at March 31, 2020	$—	$2,382,553	$857,437	$1,874,241	$4,505,743	$2,818,174	$88,899	$—	$12,527,047

Net book value
As at January 1, 2020	$3,272,439	$31,141,217	$1,892,902	$5,515,627	$65,683,210	$24,219,164	$2,500,000	$21,372,116	$155,596,675
As at March 31, 2020	$3,067,439	$47,495,537	$2,683,416	$5,267,795	$66,962,556	$17,603,248	$2,654,077	$14,729,188	$160,463,256

At December 31, 2019, property and equipment consisted of the following:

	Land	Buildings and Improvements	Furniture and Fixtures	Computer Equipment and Software	Leasehold Improvements	Production and Processing Equipment	Capitalized Interest	Assets Under Construction	Total
Cost
As at January 1, 2019	$2,243,085	$20,861,988	$2,328,847	$2,093,205	$18,435,893	$6,579,446	$—	$16,664,958	$69,207,422
Transfers	892,056	9,400,171	40,167	143,882	13,981,780	4,075,642	—	(28,533,698)	—
Additions	3,500,974	18,817,329	34,669	4,667,127	24,020,898	14,147,722	2,500,000	33,211,782	100,900,501
Additions from acquisitions	—	—	106,235	169,593	12,242,926	3,977,534	—	29,074	16,525,362
Disposals	(3,363,676)	(15,702,017)	—	—	—	(2,854,198)		—	(21,919,891)

As at December 31, 2019	$3,272,439	$33,377,471	$2,509,918	$7,073,807	$68,681,497	$25,926,146	$2,500,000	$21,372,116	$164,713,394

Accumulated Depreciation
As at January 1, 2019	$—	$1,351,230	$489,956	$249,423	$1,007,998	$784,735	$—	$—	$3,883,342
Depreciation	—	1,866,400	127,060	1,308,757	1,990,289	1,535,205	—	—	6,827,711
Disposals	—	(981,376)	—	—	—	(612,958)	—	—	(1,594,334)

As at December 31, 2019	$—	$2,236,254	$617,016	$1,558,180	$2,998,287	$1,706,982	$—	$—	$9,116,719

Net book value
As at January 1, 2019	$2,243,085	$19,510,758	$1,838,891	$1,843,782	$17,427,895	$5,794,711	$—	$16,664,958	$65,324,080
As at December 31, 2019	$3,272,439	$31,141,217	$1,892,902	$5,515,627	$65,683,210	$24,219,164	$2,500,000	$21,372,116	$155,596,675

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three months ended March 31, 2020 and 2019 totaled $3,787,005 and $1,051,327, respectively, of which $2,677,727 and $649,097, respectively, is included in cost of goods sold.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

3.     PROPERTY AND EQUIPMENT (Continued)

On January 31, 2020, the Company closed on a sale and lease back transaction to sell its Toledo, Ohio cultivation and processing facility to Innovative Industrial Properties (IIP). Under the long-term agreement, the Company has leased back the facility and continues to operate and manage it. As a result of the sale, the Company disposed of $205,000 of land and $2,695,000 of construction in progress. There was no gain or loss on the sale.

On March 6, 2020, the Company closed on a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to IIP. Under the long-term agreement, the Company has leased back the facility and continues to operate and manage it. As a result of the sale, the Company disposed of $4,961,253 of buildings and $3,813,636 of construction in progress. The Company recognized a gain on the sale of Oglesby facility $239,096 which was recorded within other income (expense) on the condensed consolidated interim statement of operations.

For further information regarding these transactions, see Note 5 - Leases.

4.     INTANGIBLE ASSETS AND GOODWILL

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization of definite life intangibles is provided on a straight-line basis over the estimated useful life of each intangible. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

At March 31, 2020 intangible assets consisted of the following:

	Licenses and Permits	Trade Names	Customer Relationships	Non- Competition Agreements	Total
Cost
As at January 1, 2020	$336,954,213	$97,455,590	$25,258,000	$2,585,480	$462,253,283
Additions from acquisitions	—	—	—	—	—

As at March 31, 2020	$336,954,213	$97,455,590	$25,258,000	$2,585,480	$462,253,283

Accumulated Amortization
As at January 1, 2020	$18,477,500	$4,121,800	$3,932,416	$474,669	$27,006,385
Amortization	6,166,204	1,679,259	941,119	131,585	8,918,167

As at March 31, 2020	$24,643,704	$5,801,059	$4,873,535	$606,254	$35,924,552

Net book value
As at January 1, 2020	$318,476,713	$93,333,790	$21,325,584	$2,110,811	$435,246,898
As at March 31, 2020	$312,310,509	$91,654,531	$20,384,465	$1,979,226	$426,328,731

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4.     INTANGIBLE ASSETS AND GOODWILL (Continued)

At December 31, 2019 intangible assets consisted of the following:

	Licenses and Permits	Trade Names	Customer Relationships	Non- Competition Agreements	Total
Cost
As at January 1, 2019	$89,705,213	$360,000	$820,000	$20,480	$90,905,693
Additions from acquisitions	247,249,000	97,095,590	24,438,000	2,565,000	371,347,590

As at December 31, 2019	$336,954,213	$97,455,590	$25,258,000	$2,585,480	$462,253,283

Accumulated Amortization
As at January 1, 2019	$2,322,715	$—	$204,500	$12,800	$2,540,015
Amortization	16,154,785	4,121,800	3,727,916	461,869	24,466,370

As at December 31, 2019	$18,477,500	$4,121,800	$3,932,416	$474,669	$27,006,385

Net book value
As at January 1, 2019	$87,382,498	$360,000	$615,500	$7,680	$88,365,678
As at December 31, 2019	$318,476,713	$93,333,790	$21,325,584	$2,110,811	$435,246,898

The Company recorded amortization expense for the three months ended March 31, 2020 and 2019 of $8,918,167 and $2,210,006, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2020:

Year Ending December 31,	Estimated Amortization
Remainder of 2020	$24,995,106
2021	33,151,991
2022	32,721,251
2023	32,638,437
2024	32,057,103
Thereafter	270,764,843

$426,328,731

Goodwill

At March 31, 2020, Goodwill consisted of the following:

	Retail	Consumer Packaged Goods	Total
As at January 1, 2020	$119,873,759	$255,211,232	$375,084,991
Adjustments to Purchase Price Allocations	(115,992)	(2,750,000)	(2,865,992)

As at March 31, 2020	$119,757,767	$252,461,232	$372,218,999

At December 31, 2019, Goodwill consisted of the following:

	Retail	Consumer Packaged Goods	Total
As at January 1, 2019	$15,286,360	$23,918,000	$39,204,360
Acquisition of Advanced Grow Labs, LLC	16,756,250	44,572,349	61,328,599
Acquisition of Integral Associates, LLC	46,655,753	69,323,570	115,979,323
Other Acquisitions	32,936,590	120,963,598	153,900,188
Adjustments to Purchase Price Allocations	8,238,808	(3,566,285)	4,672,523

As at December 31, 2019	$119,873,759	$255,211,232	$375,084,991

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5.     LEASES

(a) Operating Leases Under Accounting Standards Update No. 2016-02

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

For additional information regarding the adoption of Account Standards Updated No. 2016-02, “Leases (Topic 842)” see Note 9 – Leases in the 2019 Form 10-K.

Other information related to operating leases as of and for the three months ending March 31, 2020 were as follows:

As of March 31, 2020
Weighted average remaining lease term	12.56 Years
Weighted average discount rate	12.9%

Maturities of lease liabilities for operating leases as of March 31, 2020 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
Remainder of 2020	$12,039,451	$1,048,267	$13,087,718
2021	20,432,259	1,424,852	21,857,111
2022	20,053,541	1,458,246	21,511,787
2023	20,030,831	1,492,437	21,523,268
2024	18,980,307	1,384,035	20,364,342
2025 and Thereafter	179,064,584	11,524,619	190,589,203

Total Lease Payments	270,600,973	18,332,456	288,933,429

Less: Interest	(180,217,232)	(9,209,930)	(189,427,162)

Present Value of Lease Liability	$90,383,741	$9,122,526	$99,506,267

For the three months ended March 31, 2020 and 2019, the Company recorded $4,257,515 and $905,056, respectively in operating lease expense.

(b) Related Party Operating Leases

During 2019, Green Thumb entered into three related party transactions with respect to its leasing arrangements for three Green Thumb facilities in Florida, Illinois and Nevada.

With respect to leasing arrangements in Florida and Illinois, Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Mr. Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three months ended March 31, 2020 and 2019, the Company recorded lease expense of $222,339 and $21,754, respectively, associated with these lease arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5.     LEASES (Continued)

In addition to the leases entered into in 2019, the Company had pre-existing operating leases with the same related parties for three dispensaries located in Maryland, Nevada and Massachusetts. These leases commenced in 2017 and have terms of 7 to 15 years. For the three months ended March 31, 2020 and 2019, lease expense associated with these leases was $190,462 and $138,128, respectively.

In connection with the Company’s acquisition of Integral Associates, LLC, the Company, through a subsidiary, leases property from Durango Teco Partners, LLC, in Nevada for an Essence retail store. The lease has a ten year term. Durango Teco Partners, LLC is owned in part by Armeco capital LLC, which is in turn owned in part by Alejandro Yemenidjian, a former owner of Integral Associates, LLC and a current director of the Company. For the three months ended March 31, 2020, the Company recorded lease expense of $30,980 associated with this lease.

(c) Sales Lease Back Transaction

On January 31, 2020, the Company closed on a sale and lease back transaction to sell its Toledo, Ohio cultivation and processing facility to IIP. Under a long-term agreement, the Company has leased back the facility and continues to operate and manage it. The purchase price for the property was $2,900,000, excluding transaction costs. The Company is also expected to make certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $4,300,000. Assuming full reimbursement for such improvements, IIP’s total investment in the property will be $7,200,000. The lease was recorded as an operating lease and resulted in a right of use asset and lease liability of $3,583,263 and was recorded net of the improvements allowance of $4,300,000.

On March 6, 2020, the Company closed on a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to IIP. Under a long-term agreement, the Company has leased back the facility and continues to operate and manage it. The purchase price for the property was $9,000,000, excluding transaction costs. The Company is also expected to make certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $41,000,000. Assuming full reimbursement for such improvements, IIP’s total investment in the property will be $50,000,000. The lease was recorded as an operating lease and resulted in a right of use asset and related lease liability of $26,828,221 and was recorded net of the improvements allowance of $41,000,000.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6.     NOTES PAYABLE

At March 31, 2020 and December 31, 2019, notes payable consisted of the following:

	March 31, 2020	December 31, 2019
In connection with an acquisition completed in 2017, the Company is required to make quarterly charitable contributions of $50,000 through October 2024. The net present value of these required payments has been recorded as a liability with an interest rate of 2.17%	$911,723	$970,957

Private placement debt dated May 22, 2019, in the original amount of $105,466,429, which matures on May 22, 2022. The debt was issued at a discount, the carrying value of which is $13,505,195 at March 31, 2020 and $15,090,517 at December 31, 2019, and bears interest of 12.00% per annum.	91,1961,234	90,375,912

Total notes payable	92,872,957	91,346,869

Less: current portion of notes payable	(182,926)	(206,675)

Notes payable, net of current portion	$92,690,031	$91,140,194

For the three months ended March 31, 2020, the Company recognized $3,146,703 in interest expense associated with the private placement debt (before capitalized interest) and $1,585,322 in accretion expense. For the three months ended March 31, 2019, an immaterial amount of interest expense was recognized in association with the Company’s charitable contribution obligation. No accretion expense was recorded for the three months ended March 31, 2019.

7.     WARRANT LIABILITY

As part of the April 12, 2019 bridge loan financing, the May 22, 2019 private placement financing and the November 9, 2019 modification, the Company issued warrants to related parties as well as unrelated third-party lenders. The related parties consisted of Benjamin Kovler, the Chief Executive Officer and a director of the Corporation (through KP Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets (through AG Funding Group, LLC); and Anthony Georgiadis, the Chief Financial Officer and a director of the Corporation (through Three One Four Holdings, LLC and ABG, LLC). The following table summarizes the number warrants issued to related parties and third parties as of December 31, 2019 and March 31, 2020:

	Third Party Number of Shares	Related Party Number of Shares	Weighted Average Exercise Price (CAD)	Weighted Average Contractual Life
Balance as at December 31, 2019	2,387,470	19,341	18.59	4.86
Granted	—	—	—

Balance as at March 31, 2020	2,387,470	19,341	18.59	4.86

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7.     WARRANT LIABILITY (Continued)

The warrants allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance. The exercise price of the warrants is denominated in Canadian dollars whereas the Company’s functional currency is U.S. Dollars. As such, the Company is required to measure the warrant liability at fair value using a Monte Carlo simulation model. The following table summarizes the fair value of the warrant liability at March 31, 2020 and December 31, 2019:

Warrant Liability	Strike Price C$		Warrants Issued	March 31, 2020	December 31, 2019
Bridge Financing Warrants	C$	22.90	218,964	$454,000	$1,385,400
Private Placement Financing Warrants	C$	19.39	1,822,771	6,526,000	12,189,169
Modification Warrants	C$	12.04	365,076	1,517,000	2,305,274

Totals			2,406,811	$8,497,000	$15,879,843

During the three months ended March 31, 2020, the Company recorded a gain on the reduction in the fair value of the warrant liability of $7,382,843 within Other Income (Expense) on the consolidated statement of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date:

Significant Assumptions	March 31, 2020	December 31, 2019
Volatility	100.77% - 114.74%	117.43% - 123.64%
Remaining Term	2.53 – 4.61 years	2.78 - 4.86 years
Risk Free Rate	0.50% - 0.60%	1.68% - 1.69%

8.     INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Income before Income Taxes	$9,385,440	$(8,468,055)
Income Tax Expense	13,149,000	1,236,000
Effective Tax Rate	140.1%	(14.6%)

The effective tax rates for the three months ended March 31, 2020 and March 31, 2019 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The effective tax rate for the three months ended March 31, 2020 varies widely from the three months ended March 31, 2019 primarily due to the Company reporting pre-tax loss in 2019 as opposed to pre-tax income in 2020. The large amount of nondeductible expenses incurred by the Company subject to IRC Section 280E, was the driver for income tax expense being incurred in a pre-tax loss quarter for 2019.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8.     INCOME TAXES (Continued)

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits were $4.3 million and $0.8 million as of March 31, 2020 and March 31, 2019, respectively.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating loss arising prior to these years are also open to examination if and when utilized.

9.     INVESTMENTS

The Company holds investments in convertible notes which mature in August 2020, carry simple interest of 6.00% per annum and convert into a predetermined number of common shares. At March 31, 2020 and December 31, 2019, the fair value of these investments was $7,533,000 at the end of each period. The Company also holds direct equity investments in cannabis companies. At March 31, 2020 and December 31, 2019, the fair value of these investments was $6,320,213 and $6,535,821, respectively.

The following table summarizes the change in the Company’s investments as of March 31, 2020:

	Convertible Notes Receivable	Equity	Total
Balance at December 31, 2019	$7,533,000	$6,535,821	$14,068,821
Fair value adjustment	—	(215,607)	(215,607)

Balance at March 31, 2020	$7,533,000	$6,320,213	$13,853,214

The following table summarizes the change in the Company’s investments as of December 31, 2019:

	Convertible Notes Receivable	Equity	Total
Balance at December 31, 2018	$30,336,000	$10,597,283	$40,933,283
Fair value adjustment	(1,398,000)	(4,061,462)	(5,459,462)
Applied to consideration in business combination	(21,405,000)	—	(21,405,000)

Balance at December 31, 2019	$7,533,000	$6,535,821	$14,068,821

The calculated fair values are recorded as a Level 3 fair value investment as of March 31, 2020 and December 31, 2019 (see Note 13 Financial Instrument and Financial Risk Management for additional details). The convertible notes receivable were valued using the Binomial Lattice Model, which is based on a generalized binomial option pricing formula, using the following assumptions:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Risk free rate	1.58% - 2.46%	1.58% - 2.46%
Equity Volatility	58% - 106%	58% - 106%
Market Yield	15% - 18%	15% - 18%
Probability of Qualified Financing	0%	0%
Probability of Sale	30%	30%
Probability of No Event	70%	70%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.     SHARE CAPITAL

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

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time, and are entitled to one vote per share at shareholder meetings of the Company. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the three months ending March 31, 2020, the shareholders of the Company converted 134,846 Multiple Voting Shares into 13,484,600 Subordinate Voting Shares and 11,475 Super Voting Shares into 1,147,500 Subordinate Voting Shares.

(ii)	Multiple Voting Shares

Each Multiple Voting Share is entitled to one hundred votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At March 31, 2020, the Company has 238,504 issued and outstanding Multiple Voting Shares, which convert into 23,850,400 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the three months ending March 31, 2020, the shareholders of the Company converted 11,475 Super Voting Shares into 11,475 Multiple Voting Shares.

(iii)	Super Voting Shares

Each Super Voting Share is entitled to one thousand votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At March 31, 2020, the Company has 390,814 issued and outstanding Super Voting Shares which convert into 39,081,400 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the three months ending March 31, 2020, the shareholders of the Company converted 11,475 Super Voting Shares into 11,475 Multiple Voting Shares.

(b)	Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at December 31, 2019	128,999,964	373,350	402,289
Issuance of shares under business combinations and investments	1,115,618	—	—
Issuances of shares upon vesting of RSUs	63,890	—	—
Exchange of shares	14,632,100	(134,846)	(11,475)

As at March 31, 2020	144,811,572	238,504	390,814

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.     SHARE CAPITAL (Continued)

(c)     Stock-Based Compensation

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

The Company recognizes compensation expense for Restricted Stock Units (“RSUs”) and options on a straight-line basis over the requisite service period of the award. Non-market vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different to that estimated on vesting.

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1 thereto (as amended, the “Plan”). The maximum number of shares issued under the Plan shall not exceed 10% of the issued and outstanding shares.

Option and RSU grants generally vest over one to three years, and options typically have a life of five or ten years. Option grants are determined by the Compensation Committee of the Board with the option price set at no less than 100% of the fair market value of a share on the date of grant. Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance as at December 31, 2019	3,839,017	13.21	5.81	$218,234
Granted	2,391,028	9.58	5.00
Exercised	—	—	—
Forfeited	(255,104)	14.89	5.01

Balance as at March 31, 2020	5,974,938	11.69	5.52
Vested	740,545	14.21	6.94
Exercisable at March 31, 2020	—	—	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2020 and December 31, 2019, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2020 and December 31, 2019. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. There were no options exercised for the three months ending March 31, 2020 and the year ended December 31, 2019.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.     SHARE CAPITAL (Continued)

(c)     Stock-Based Compensation (continued)

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following ranges of assumptions:

Risk-free interest rate	0.75% - 2.33%
Expected dividend yield	0%
Expected volatility	80% - 100%
Expected option life	3 – 10 years

As the Company became publicly traded in June 2018, sufficient historical trading information was not available to determine an expected volatility rate. The volatility rate was based on comparable companies within the same industry. As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of March 31, 2020 and December 31, 2019 and the changes during the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value (C$)
Non-vested RSUs at December 31, 2019	1,399,762	9.30
Granted	168,526	10.86
Forfeited	(26,500)	15.64
Vested	(63,890)	16.89

Non-vested RSUs at March 31, 2020	1,477,898	9.53

The stock-based compensation expense for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Stock Options Expense	$2,691,157	$4,258,467
RSUs	2,382,585	1,586,333

Total Stock-Based Compensation Expense	$5,073,742	$5,844,800

As of March 31, 2020, $33,957,180 of total unrecognized expense related to Stock Based Compensation awards is expected to be recognized over a weighted-average period of 2.29 years.

(d)     Contingent Consideration

During the three months ended March 31, 2020, the Company issued 1,067,168 Subordinate Voting Shares to the previous owners of certain entities in connection with acquisitions completed during 2019. Upon issuance, the Company recorded a reduction of $8,967,257 to contingent consideration payable and a corresponding increase in share capital.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11.    OTHER INCOME (EXPENSE)

For the three months ended March 31, 2020 and 2019 other income (expense) was comprised of the following:

	For the Three Months Ended March 31,
	2020	2019
Fair value adjustments on equity investments	$(215,607)	$602,964
Fair value adjustments on variable note receivable	(810,337)	4,109,794
Fair value adjustment on put and call options	—	409,847
Fair value adjustments on warrant liability	7,382,843	—
Fair value adjustments on contingent consideration	170,989	—
Other	258,222	134,048

Total Other Income (Expense)	$6,786,110	$5,256,653

12.    COMMITMENTS AND CONTINGENCIES

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

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at March 31, 2020 and December 31, 2019, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)	Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2020 and December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12.    COMMITMENTS AND CONTINGENCIES (Continued)

(c)	Construction Commitments

As of March 31, 2020, the Company held $5,131,995 of open commitments to contractors on work being performed.

13.    FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

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

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$71,521,954	$—	$—	$71,521,954
Notes Receivable	—	—	5,600	5,600
Investments	—	—	13,853,214	13,853,214
Liability of Redemption of Noncontrolling Interest	—	—	(5,500,000)	(5,500,000)
Warrant Liability	—	—	(8,497,000)	(8,497,000)
Contingent Consideration Payable	—	—	(50,344,502)	(50,344,502)

	$71,521,954	$—	$(50,482,688)	$21,039,266

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.    FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT (Continued)

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

There have been no transfers between fair value levels during the periods ended March 31, 2020 and December 31, 2019.

Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Company’s Board of Directors mitigates these risks by assessing, monitoring and approving the Company’s risk management processes:

(a)	Credit Risk

Credit risk is the risk of a potential loss to the Company if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2020 and December 31, 2019 is the carrying amount of cash and cash equivalents. The Company does not have significant credit risk with respect to its customers. All cash and cash equivalents are placed with major U.S. financial institutions.

The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk but has limited risk as the majority of its sales are transacted with cash. As of March 31, 2020, the Company had approximately $794,000 of accounts receivable that were past due (greater than 90 days). Given management’s expectation that any credit losses will be nominal, no provision is provided.

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

In addition to the commitments outlined in Note 12, the Company has the following contractual obligations:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
Accounts Payable and Accrued Liabilities	$60,432,653	$—	$—	$—	$60,432,653
Notes Payable	182,926	92,339,180	350,851	—	92,872,957
Construction Commitments	5,131,995	—	—	—	5,131,995
Contingent Consideration Payable	41,581,975	8,762,527	—	—	50,344,502
Operating Leases - Third Party	12,039,451	40,485,800	39,011,138	179,064,584	270,600,973
Operating Leases - Related Party	1,048,267	2,883,098	2,876,472	11,524,619	18,332,456

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.    FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT (Continued)

(c)	Market and Interest Rate Risk

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. The Company’s financial debts have fixed rates of interest and therefore expose the Company to a limited interest rate fair value risk.

14.    VARIABLE INTEREST ENTITIES

The following table represents the summarized financial information about the Company’s consolidated variable interest entities (VIEs) which are included in the consolidated balance sheets and statements of operation as of March 31, 2020 and December 31, 2019. All these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (MSAs).

	March 31, 2020			December 31, 2019
	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non- material VIEs	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non- material VIEs
Current assets	$22,278,800	$2,343,228	$1,710,495	$19,455,533	$1,381,716	$1,352,935
Non-current assets	2,873,410	3,543,890	2,494,212	22,384,663	3,083,659	2,534,297
Current liabilities	16,105,824	884,356	1,146,023	14,219,204	149,498	783,682
Non-current liabilities	1,129,327	596,387	838,422	1,169,989	137,736	855,440
Noncontrolling interests	132,732	2,203,187	(109,709)	350,206	2,089,071	(22,488)
Equity attributable to Green Thumb Industries Inc.	7,784,327	2,203,187	2,329,971	6,645,263	2,089,070	2,270,598
Revenues	4,308,630	2,781,616	1,712,651	16,056,521	5,857,946	3,516,164
Net income (loss) attributable to noncontrolling interests	41,409	364,116	37,179	—	699,624	(112,245)
Net income (loss) attributable to Green Thumb Industries Inc.	1,139,063	364,117	59,373	1,807,229	699,625	(79,402)

Net income (loss)	$1,180,472	$728,233	$96,552	$1,807,229	$1,399,249	$(191,647)

As of March 31, 2020 and December 31, 2019 , VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC and Meshow, LLC.

During 2019, the Company acquired noncontrolling interests for Ohio Investors 2017, LLC; KW Ventures Holdings, LLC (Firefly); and GTI New Jersey, LLC. There have been no changes in ownership of any of the Companies VIEs since December 31, 2019.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to retail stores (“Consumer Packaged Goods”), and retailing of cannabis to patients and consumers (“Retail”). The Company does not allocate operating expenses to these business units, nor does it allocate specific assets. Additionally, the Chief Operating Decision Maker does not review total assets or net income (loss) by segments; therefore, such information is not presented below.

The below table presents revenues by type for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenues, Net of Discounts
Consumer Packaged Goods	$46,322,028	$13,494,740
Retail	75,961,450	16,117,365
Intersegment Eliminations	(19,680,876)	(1,698,942)

Total Revenues, net of discounts	$102,602,602	$27,913,163

Depreciation and Amortization
Consumer Packaged Goods	$10,508,491	$2,997,866
Retail	797,278	390,735
Intersegment Eliminations	1,399,403	80,958

Total Depreciation and Amortization	$12,705,172	$3,469,560

Income Taxes
Consumer Packaged Goods	$4,227,000	$228,000
Retail	8,922,000	1,480,000
Intersegment Eliminations	—	(472,000)

Total Income Taxes	$13,149,000	$1,236,000

Goodwill assigned to the Consumer Packaged Goods segment as of March 31, 2020 and December 31, 2019 was $252,461,232 and $255,211,232, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of March 31, 2020 and December 31, 2019 was $223,605,116 and $228,795,692, respectively.

Goodwill assigned to the Retail segment as of March 31, 2020 and December 31, 2019 was $119,757,767 and $119,873,759, respectively. Intangible assets, net assigned to the Retail segment as of March 31, 2020 and December 31, 2019 was $202,723,615 and $207,002,644, respectively.

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, Green Thumb has identified 22 reporting units. The Company analyzed its reporting units by first reviewing the operating segments based on the geographic areas in which Green Thumb conducts business (or each market). The markets were then further divided into reporting units based on the market operations (Retail and Consumer Packaged Goods) which were primarily determined based on the licenses each market holds. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three months ended March 31, 2020 and 2019. It is supplemental to, and should be read in conjunction with, the Company’s Unaudited Interim Condensed Consolidated Financial Statements as of March 31, 2020 and the consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities Exchange Commission on April 15, 2019 (the “2019 Form 10-K”) and the accompanying notes for each respective periods. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Cautionary Note Regarding Forward-Looking Information,” identified in the ‘‘Risks and Uncertainties’’ section of this MD&A and in Part II, Item 1A, “Risk Factors.” As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information.

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company is implementing and evaluating actions to strengthen its financial position and support the continuity of its business and operations.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for our products and services if, for example, the pandemic results in a recessionary economic environment. However, given the Company’s operations have been deemed essential services, the Company believes that there will continue to be strong demand for our products.

Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by all states in which the Company operates with respect to all customers (except in Massachusetts where only medical use cannabis has been deemed essential). Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain.

The pandemic has not materially impacted our business operations or liquidity position to date. The Company continues to generate operating cash flows to meet our short-term liquidity needs. In all locations where applicable regulations have been enacted by governmental authorities, the Company has expanded consumer delivery options and curbside pickup to help further protect the health and safety of our employees and customers.

While during the first quarter of 2020 our revenue, gross profit and operating income were not impacted and we maintained the consistency of our operations, the uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The (i) consolidated statements of operations and comprehensive loss data for the three months ended March 31, 2020 and 2019 and (ii) consolidated balance sheet data as of March 31, 2020 and December 31, 2019 have been derived from the Unaudited Interim Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are included elsewhere in this Quarterly Report on Form 10-Q.

The data set forth below should be read in conjunction with the Unaudited Interim Condensed Consolidated Financial Statements and accompanying notes presented in Item 1 of this Report. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Total Revenues, net of discounts	$102,603	$27,913
Cost of Goods Sold	$49,615	$15,124
Gross Profit	$52,987	$12,789
Total Expenses	$45,435	$26,419
Other Income (Expense)	$1,833	$5,162
Net Income (Loss) Attributable to Green Thumb Industries Inc.	$(4,206)	$(9,563)

	As of
	March 31, 2020	December 31, 2019
Total Assets	$1,223,014	$1,167,537
Long-Term Liabilities	$241,958	$212,961

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb is promoting well-being through the power of cannabis, while being committed to community and sustainable profitable growth. As of March 31, 2020, Green Thumb has operations across 12 U.S. markets, employs over 1,700 people and serves hundreds of thousands of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our consumer packaged goods business), including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm and The Feel Collection. We distribute and market these products primarily to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 13 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in over 700 retail locations, including Green Thumb’s own Rise and Essence dispensaries.

Green Thumb also owns and operates a national cannabis retail chain called Rise, and in the Las Vegas, Nevada area, a chain of stores called Essence, which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, we own stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from our retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). Our Rise stores currently are located in eight of the states in which we operate (including Nevada). Our Essence stores were acquired in connection with the 2019 acquisition of Integral Associates and are located in Nevada. The Essence stores differ from the Rise stores mainly in geographic location. As of March 31, 2020, the Company had 42 open and operating retail locations, with state licensed permission to open a total of 96 stores. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to our capital allocation plans and the evolving situation with respect to the COVID-19 as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

As of March 31, 2020, Green Thumb has operating revenue in its 12 markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania).

Results of Operations - Consolidated

Three Months Ended March 31, 2020

Revenue

Revenue for the three months ended March 31, 2020 was $102,602,602, up 268% from $27,913,163 for the three months ended March 31, 2019 driven by contribution from both Consumer Packaged Goods and Retail sales across Illinois, Nevada, Pennsylvania, Massachusetts and Connecticut. Key performance drivers are: the addition of adult use sales in Illinois; the addition of the Essence stores in Nevada; increased distribution of Green Thumb’s branded product portfolio to third-party retailers in Illinois, Nevada, Pennsylvania, Massachusetts, and Connecticut; new stores in Pennsylvania, Florida, Illinois, Connecticut, Ohio, New Jersey and New York; and increased store traffic to Green Thumb’s open and operating brick and mortar Retail stores. The Company generated revenue from 42 Retail locations during the quarter compared to 15 in the prior year. The following stores were acquired in 2019 and contributed to the increase in Retail revenues: three Essence stores in Nevada, one Illinois store, two Connecticut stores and three New York stores. In addition, 18 new Retail locations were opened in Pennsylvania, Florida, Illinois, Ohio and New Jersey. The key drivers for the Consumer Packaged Goods revenue increase was the addition of two acquired locations from Integral Associates in Nevada and Advanced Grow Labs in Connecticut along with expansion at the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania and Massachusetts.

Cost of Goods Sold

Cost of goods sold are derived from cost related to the internal cultivation and our branded Consumer Packaged Goods and production of cannabis and from retail purchases made from other licensed producers operating within our state markets. Cost of goods sold for the three months ended March 31, 2020 was $49,615,188, up 228% from $15,123,942 for the three months ended March 31, 2019, driven by the addition new Retail stores in Illinois and Pennsylvania and increased volume in open and operating Retail stores; and expansion of the consumer products sales in Illinois, Nevada, Pennsylvania, Massachusetts, and Connecticut as described above.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $52,987,414, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 52%. This is compared to gross profit for the three months ended March 31, 2019 of $12,789,221 or a 46% gross margin. The Company’s increase in gross margin percentage was mainly attributed to improved margins in Retail as well as operating leverage experienced at the Company’s Consumer Packaged Goods cultivation and processing facilities. The increase in gross profit was directly attributable to the revenue increase as further described above.

Total Expenses

Total expenses for the three months ended March 31, 2020 were $45,434,757 or 44% of total revenues, net of discounts, an increase of $19,015,876. Total expenses for the three months ended March 31, 2019 were $26,418,881 or 95% of total revenues, net of discounts.

The increase in total expenses was attributable to an increase in intangible amortization expense, and Retail and corporate staff salaries and benefits in addition to other operational expenses mainly as a result of the Company’s new and acquired Retail facilities further described above under “Revenue” as compared to last year. The decrease in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for three months ended March 31, 2020 was $1,832,783, a decrease of $3,328,822 compared to 2019, mainly due to interest expense in the current year as a result of the May 2019 debt issuance.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2020, Federal and State income tax expense totaled $13,149,000 compared to expense of $1,236,000 for the three months ended March 31, 2019.

The effective tax rate for the three months ended March 31, 2020 varies widely from the three months ended March 31, 2019 primarily due to the change in pre-tax loss in 2019 to pre-tax income in 2020. The large amount of nondeductible expenses incurred by the Company being subjected to IRC Section 280E, was the driver for income tax expense being incurred in a pre-tax loss quarter for 2019.

Income (Loss) From Operations

Net operating income before other income, provision for income taxes and non-controlling interest for three months ended March 31, 2020 was $9,385,440 an increase of $17,853,495 compared to the three months ended March 31, 2019.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation, as well as other nonoperating items, earnings before interest, taxes, depreciation, and amortization, other income, and one-time transaction related expenses, (“Adjusted Operating EBITDA”) was $25,544,924 and ($2,116,045) for the three months ended March 31, 2020 and 2019, respectively.

The increase in pretax income and Adjusted Operating EBITDA was attributed to contributions from new and acquired locations along with the Company’s focus on sustainable growth while deploying measures to control variable expenses.

Three Months Ended March 31, 2019

Revenue

Revenue for the three months ended March 31, 2019 was $27,913,163, up 155% from $10,925,898 for the three months ended March 31, 2018 driven by contribution from both Consumer Packaged Goods and Retail sales across Illinois, Nevada, Maryland, Pennsylvania, Massachusetts and Connecticut. Key performance drivers are: distribution expansion of Green Thumb’s branded product portfolio to third-party retailers in Illinois, Maryland, Pennsylvania, and Massachusetts; addition of Advanced Grow Labs in Connecticut; and increased store traffic to Green Thumb’s 15 open and operating brick and mortar retail stores, particularly in Illinois, Pennsylvania and Florida.

Cost of Goods Sold

Cost of goods sold are derived from cost related to the internal cultivation and production of cannabis and from retail purchases made from other licensed producers operating within our state markets. Cost of goods sold for the three months ended March 31, 2019 was $15,123,942, up 186% from $5,292,958 for the three months ended March 31, 2018, driven by expansion of the consumer products sales in Maryland, Pennsylvania and Massachusetts, the addition of Retail stores in Pennsylvania along with the addition of Advanced Grow Labs in Connecticut.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $12,789,221, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 46%. This is compared to gross profit for the three months ended March 31, 2018 of $5,632,940 or a 52% gross margin.

Total Expenses

Total expenses for the three months ended March 31, 2019 were $26,418,881 or 95% of total revenues, net of discounts, an increase of $20,163,243. Total expenses for the three months ended March 31, 2018 were $6,255,638 or 57% of total revenues, net of discounts.

Increase in total expenses was attributable to an increase in general and administrative expenses, mainly due to non-cash charges related to equity incentive compensation of $5,844,800, with no comparable expense for the three months ended March 31, 2018. Salaries and benefits also contributed to the increase as a result of new headcount from the Company’s Retail facilities in Illinois, Nevada, Maryland, Pennsylvania Massachusetts and Florida along with corporate staff development.

Additionally, the Company had professional fees of $3,587,558 which represented an increase of $2,566,699 over the 2018 amount of $1,020,859, primarily attributable to acquisition related support, and other regulatory and growth-related activities.

Total Other Income (Expense)

Total other income (expense) for three months ended March 31, 2019 was $5,161,605, an increase of $4,699,366 compared to 2018, mainly due to a favorable adjustment to the fair values of the Company’s investments recorded in 2018, as further described in the Liquidity, Financing Activities During the Period, and Capital Resources section of this MD&A.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2019, Federal and State income tax expense totaled $1,236,000 compared to expense of $235,000 for the three months ended March 31, 2018.

Income (Loss) From Operations

Net operating loss before other income, provision for income taxes and non-controlling interest for the three months ended March 31, 2019 was $(8,468,055) a decrease of $8,307,596 compared to the three months ended March 31, 2018.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation, as well as other nonoperating items, adjusted operating EBITDA was ($2,116,045) for the three months ended March 31, 2019.

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Consumer Packaged Goods	$46,322,028	$13,494,740	$32,827,288	243.3%
Retail	75,961,450	16,117,365	59,844,085	371.3%
Intersegment Eliminations	(19,680,876)	(1,698,942)	(17,981,934)	n.m.

Total Revenues, Net of Discounts	$102,602,602	$27,913,163	$74,689,439	267.6%

n.m.	- not meaningful.

Three Months Ended March 31, 2020

Revenues, net of discounts for the Consumer Packaged Goods Segment were $46,322,028, an increase of $32,827,288 or 243%, compared to the three months ended March 31, 2019. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use of cannabis in Illinois on January 1, 2020, increased sales volume in established markets such as Massachusetts, Maryland and Pennsylvania, a full quarter of operations for Advanced Grow Labs, LLC’s cultivation and processing facility in Connecticut and the acquisition of Integral Associates, LLC’s Desert Grown Farms cultivation and processing facility in Nevada in June 2019.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and CPG level while reviewing its operating results on a consolidated basis.

Revenues, net of discounts for the Retail Segment were $75,961,450, an increase of $59,844,085 or 371%, compared to the three months ended March 31, 2019. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use in Illinois on January 1, 2020 as well as new store openings, the acquisition of Integral Associates, LLC’s Essence branded dispensaries in June 2019 and increased sales volume in existing stores.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of finished consumer packaged goods, including brands Rythm, Dogwalkers, The Feel Collection and Beboe, among others, primarily to third-party retail customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its brick and mortar retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the three months ended March 31, 2020, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

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

Over the three months ended March 31, 2020, the Company continued to be focused on executing sustainable, profitable growth of the Company’s base business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets.

Total Expenses

Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and marketing and branding activities. It also includes a significant investment in the corporate infrastructure required to support the Company’s ongoing business.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of IRC Section 280E under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net Income (Loss) Before Non-Controlling Interest	$(3,764)	$(9,704)
Interest Income	(88)	(357)
Interest Expense	5,041	452
Provision For Income Taxes	13,149	1,236
Other Income	(6,786)	(5,257)
Depreciation and amortization	12,706	3,262

Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$20,258	$(10,368)

Stock-based compensation, non-cash	5,074	5,845
Acquisition, transaction and other non-operating costs	213	2,407

Adjusted Operating EBITDA (non-GAAP measure)	$25,545	$(2,116)

Liquidity, Financing Activities During the Period, and Capital Resources

As of March 31, 2020 and December 31, 2019 the Company had total current liabilities of $128,250,270 and $111,367,255, respectively, and cash and cash equivalents of $71,521,924 and $46,667,334, respectively to meet its current obligations. The Company had working capital of $12,565,876 as of March 31, 2020, an increase of $14,870,520 as compared to December 31, 2019. This increase in working capital was primarily driven by the $26,800,844 increase in revenue experienced in the first quarter of 2020 over the fourth quarter of 2019 and the corresponding working capital impact from this increase. The Company’s quarterly results were driven by organic growth across the Company’s Consumer Packaged Goods and Retail businesses, particularly in Illinois following the commencement of adult use sales on January 1, 2020, and in Pennsylvania along with the settlement of certain contingent consideration during the quarter.

In the first quarter 2020, Green Thumb generated revenue from all 12 of its markets: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. The Company’s Consumer Packaged Goods gross revenue grew approximately 21% (net 13%) during the three months ended March 31, 2020 as compared to the quarter ended December 31, 2019. As of March 31, 2020, Green Thumb’s branded products were sold in over 700 retail stores, including the Company’s Rise™ and Essence retail stores. The Company’s Retail revenue increased 45% during the three months ended March 31, 2020 as compared to the quarter ended December 31, 2019, primarily driven by increased transaction activity across the Company’s 42 store Retail footprint, as well as the two new Retail stores it opened in Illinois and the one new Retail store it opened in Pennsylvania during the quarter.

The Company is an early-stage growth company, which is generating cash from revenues and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, product development and marketing, as well as customer, supplier and investor and industry relations.

While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first quarter of 2020, the uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Cash provided by (used in) Operating Activities	$27,048	($4,299)

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Cash Used in Investing Activities	($1,447)	($25,237)

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Cash (used in) provided by Financing Activities	($746)	$632

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of March 31, 2020:

	Total	2020	2021	2022	2023	2024	Thereafter
Notes Payable(a)	$105,466,429	$—	$—	$105,466,429	$—	$—	$—
Charitable Contributions	911,723	182,926	186,928	191,018	194,144	156,707	—
Interest Due on Notes Payable	27,149,659	9,500,647	12,655,971	4,993,041	—	—	—
Operating Leases - Third Party	270,600,973	12,039,451	20,432,259	20,053,541	20,030,831	18,980,307	179,064,584
Operating Leases - Related Parties	18,332,456	1,048,267	1,424,851	1,458,247	1,492,437	1,384,035	11,524,619
Contingent Consideration	50,344,502	41,581,975	8,762,527	—	—	—	—
Construction Commitments	5,131,995	5,131,995	—	—	—	—	—

Total as of March 31, 2020	$477,937,737	$69,485,261	$43,462,538	$132,162,275	$21,717,412	$20,521,049	$190,589,203

(a) - The amount excludes $13,505,195 of unamortized debt discount as of March 31, 2020. See Note 6 - Notes Payable for details.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

None.

Critical Accounting Policies and Significant Judgements and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Form 10-K.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in the Section 2(a) of the Exchange Act, as modified by the Jumpstart Our Business Start-ups Act of 2012, or the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. The Company has elected to take advantage of this extended transition period and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 3.	QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 except as described below.

COVID-19

The Company is monitoring COVID-19 closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate severity of the outbreak and its impact on the economic environment is uncertain. Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by the States in which we operate with respect to all customers (except for Massachusetts, where cannabis has been deemed essential only for medical patients). In all locations where regulations have been enabled by governmental authorities, the Company has expanded consumer delivery options and curbside pickup to help protect the health and safety of our employees and customers.

The pandemic has not materially impacted our business operations or liquidity position to date. We continue to generate operating cash flows to meet our short-term liquidity needs. The uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2020. As of December 31, 2019, Green Thumb, as an emerging growth company, was not required to include management’s assessment of Internal Controls over Financial Reporting (“ICFR”) or an attestation report of the Company’s registered public accounting firm in our 2019 Form 10-K. However, management has developed and is in the process of enhancing the Company’s ICFR and its disclosure controls and procedures in preparation for the annual audit of the Company for the 2020 fiscal year. Green Thumb expects to be required to include both management’s assessment of ICFR and the attestation of the Company’s registered public accounting firm regarding the Company’s ICFR in our 2020 annual report on Form 10-K. Management, including the Chief Executive Officer and Chief Financial Officer, have carefully considered the Company’s progress in the development of the disclosure controls and procedures to date and determined that they were reasonably effective at the assurance level as of March 31, 2020.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to a variety of legal proceedings that arise out of operations in the normal course of business. While the results of these legal proceedings cannot be predicted with certainty, the Company believes that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the 2019 Form 10-K.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company for the period covered by this Quarterly Report on Form 10-Q which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other share classes and new securities resulting from the modification of outstanding securities. The Company sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder, or, in the case of shares in connection with our 2018 Share and Incentive Plan, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts related to compensation.

Subordinate Voting Shares

On January 3, 2020, the Company issued 287,478 Subordinate Voting Shares as contingent consideration associated with the Company’s 2019 acquisition of Advanced Grow Labs.

On January 15, 2020, the Company converted 127,730 Multiple Voting Shares into 12,773,000 Subordinate Voting Shares.

Beginning on January 21, 2020 and continuing through January 23, 2020, the Company converted 16,111 Multiple Voting Shares into 1,611,100 Subordinate Voting Shares.

On February 11, 2020, the Company converted 2,480 Multiple Voting Shares into 248,000 Subordinate Voting Shares.

On February 12, 2020, the Company issued 48,450 Subordinate Voting Shares as deferred share issuances associated with the Company’s 2019 acquisition of KW Ventures Holdings, LLC minority interest.

On February 26, 2020, the Company issued 779,690 Subordinate Voting Shares as contingent consideration associated with the Company’s 2019 acquisition of For Success Holding Company.

From January 1, 2020 through February 19, 2020 (the effective date of the filing of our registration statement on Form S-8), the Company issued, in total, 77,500 Subordinate Voting Shares to holders of the Company’s RSU’s issued under our 2018 Stock and Incentive Plan, which vested over the same period.

Multiple Voting Shares

On January 15, 2020, 2,475 Super Voting Shares were converted into 2,745 Multiple Voting Shares.

Beginning on January 21, 2020 and continuing through January 23, 2020, the Company converted 9,000 Super Voting Shares into 9,000 Multiple Voting Shares.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/ Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: May 15, 2020

GREEN THUMB INDUSTRIES INC.

/s/ Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: May 15, 2020