Form 10-Q
period 2020-06-30
Green Thumb Industries Inc.
filed 2020-08-13
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Subordinate Voting Shares

Multiple Voting Shares

Super Voting Shares

(Title of each Class)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 11, 2020, there were 160,218,568 shares of the registrant’s Subordinate Voting Shares, 12,218,400 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 37,933,600 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to regulation by the U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties obtaining additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic conditions; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and additional issuances of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	June 30, 2020	December 31, 2019
		(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$82,942,672	$46,667,334
Accounts Receivable	9,746,890	7,530,253
Inventories	53,984,696	46,034,481
Prepaid Expenses	4,280,885	6,780,657
Other Current Assets	1,691,437	2,049,886

Total Current Assets	152,646,580	109,062,611
Property and Equipment, Net	166,967,394	155,596,675
Right of Use Assets, Net	101,612,443	63,647,812
Investments	14,051,786	14,068,821
Investment in Associate	10,900,000	10,350,000
Notes Receivable	—	815,937
Intangible Assets, Net	419,186,807	435,246,898
Goodwill	373,081,716	375,084,991
Deposits and Other Assets	2,274,403	3,662,879

TOTAL ASSETS	$1,240,721,129	$1,167,536,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$11,920,686	$8,745,821
Accrued Liabilities	44,447,365	37,184,406
Current Portion of Notes Payable	266,825	206,675
Current Portion of Lease Liabilities	3,988,489	3,833,268
Liability for Acquisition of Noncontrolling Interest	11,200,000	5,500,000
Contingent Consideration Payable	27,542,989	50,391,181
Income Tax Payable	34,078,640	5,505,904

Total Current Liabilities	133,444,994	111,367,255
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	103,427,201	61,115,737
Notes Payable, Net of Current Portion and Debt Discount	94,938,332	91,140,194
Contingent Consideration Payable	8,985,735	8,545,558
Warrant Liability	15,331,887	15,879,843
Deferred Income Taxes	33,194,661	36,279,361

TOTAL LIABILITIES	389,322,810	324,327,948
COMMITMENTS AND CONTINGENCIES
SHARE HOLDERS’ EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2020: Unlimited, 158,517,401 and 158,517,401, respectively, at December 31, 2019: Unlimited, 128,999,964 and 128,999,964, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2020: Unlimited, 126,712 and 126,712, respectively, at December 31, 2019: Unlimited, 373,350 and 373,350, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2020: Unlimited, 388,336 and 388,336, respectively, at December 31, 2019: Unlimited, 402,289 and 402,289, respectively)	—	—
Share Capital	1,004,812,062	980,638,701
Contributed Surplus	6,545,712	3,960,854
Deferred Share Issuances	15,280,000	16,587,798
Accumulated Deficit	(177,607,359)	(160,491,590)

Equity of Green Thumb Industries Inc.	849,030,415	840,695,763
Noncontrolling interests	2,367,904	2,512,913

TOTAL SHAREHOLDERS’ EQUITY	851,398,319	843,208,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,240,721,129	$1,167,536,624

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2020 and 2019

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, net of discounts	$119,639,924	$44,726,777	$222,242,526	$72,639,940
Cost of Goods Sold, net	(55,946,010)	(23,223,025)	(105,561,198)	(38,346,967)

Gross Profit	63,693,914	21,503,752	116,681,328	34,292,973

Expenses:
Selling, General, and Administrative	49,643,211	30,830,482	95,077,968	57,249,363

Total Expenses	49,643,211	30,830,482	95,077,968	57,249,363

Income (Loss) From Operations	14,050,703	(9,326,730)	21,603,360	(22,956,390)

Other Income (Expense):
Other Income, net	(5,717,427)	(6,640,546)	1,068,683	(1,383,893)
Interest Income, net	16,410	535,894	104,525	892,724
Interest Expense, net	(4,734,908)	(5,398,054)	(9,776,350)	(5,849,932)

Total Other Income (Expense)	(10,435,925)	(11,502,706)	(8,603,142)	(6,341,101)

Income (Loss) Before Provision for Income Taxes And Non-Controlling Interest	3,614,778	(20,829,436)	13,000,218	(29,297,491)

Provision For Income Taxes	15,378,715	(154,333)	28,527,715	1,081,667

Net Loss Before Non-Controlling Interest	(11,763,937)	(20,675,103)	(15,527,497)	(30,379,158)
Net Income Attributable to Non-Controlling Interest	1,145,568	216,946	1,588,272	75,947

Net Loss Attributable to Green Thumb Industries Inc.	$(12,909,505)	$(20,892,049)	$(17,115,769)	$(30,455,105)

Net Loss per share—basic and diluted	$(0.06)	$(0.11)	$(0.08)	$(0.17)

Weighted average number of shares outstanding—basic and diluted	209,902,732	182,261,947	209,185,544	174,758,602

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Share Capital	Shares to Be Issued	Contributed Surplus	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, January 1, 2019	$397,590,465	$27,773,234	$14,202,659	$—	$(100,876,937)	$3,497,459	$342,186,880
Adoption of ASC 842, Leases	—	—	—	—	(498,246)	—	(498,246)
Noncontrolling interests adjustment for change in ownership	27,773,234	(27,773,234)	4,200,382	—	—	—	4,200,382
Contributions from limited liability company unit holders	—	—	—	—	—	1,650,000	1,650,000
Issuance of shares under business combinations and investments	495,483,427	—	(23,813,481)	—	—	—	471,669,946
Reciprocal derivative instrument	—	—	(4,526,401)	—	—	—	(4,526,401)
Issuance of shares for redemption of noncontrolling interests	29,889,374	—	(4,820,527)	—	—	—	25,068,847
Deferred share issuances	—	—	—	16,587,798	—	—	16,587,798
Stock based compensation	—	—	9,759,988	—	—	—	9,759,988
Distributions to limited liability company unit holders	—	—	—	—	—	(5,616,061)	(5,616,061)
Net (loss) income	—	—	—	—	(30,455,105)	75,947	(30,379,158)

Balance, June 30, 2019	$950,736,500	$—	$(4,997,380)	$16,587,798	$(131,830,288)	$(392,655)	$830,103,975

Balance, January 1, 2020	$980,638,701	$—	$3,960,854	$16,587,798	$(160,491,590)	$2,512,913	$843,208,676
Noncontrolling interests adjustment for change in ownership	—	—	(5,700,000)	—	—	—	(5,700,000)
Contributions from limited liability company unit holders	—	—	—	—	—	50,000	50,000
Issuance of shares under business combinations and investments	2,524,560	—	(2,678,489)	—	—	—	(153,929)
Distribution of contingent consideration	20,194,899	—	—	—	—	—	20,194,899
Distribution of deferred shares	1,307,798	—	—	(1,307,798)	—	—	—
Issueance of warrants	—	—	181,272	—	—	—	181,272
Exercise of options	146,104	—	61,568	—	—	—	207,672
Stock based compensation	—	—	10,773,884	—	—	—	10,773,884
Distributions to third party and limited liability company unit holders	—	—	(53,377)	—	—	(1,783,281)	(1,836,658)
Net (loss) income	—	—	—	—	(17,115,769)	1,588,272	(15,527,497)

Balance, June 30, 2020	$1,004,812,062	$—	$6,545,712	$15,280,000	$(177,607,359)	$2,367,904	$851,398,319

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Green Thumb Industries Inc.	$(17,115,769)	$(30,455,105)
Net income attributable to non-controlling interest	1,588,272	75,947
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,945,085	9,615,078
Amortization of operating lease assets	12,430,640	2,267,327
Loss on disposal of property and equipment	4,155	—
(Gain) loss from investment in associate	(550,000)	56,423
Bad debt expense	318,896	—
Deferred income taxes	(593,000)	(4,131,000)
Stock based compensation	10,773,886	9,759,988
Decrease (increase) in fair value of investments	17,035	(310,674)
Changes in value of liabilities related to put option and purchase of noncontrolling interests	—	(389,569)
Interest on contingent consideration payable and acquisition liabilities	769,217	2,175,957
Increase in fair value of contingent consideration	17,565	—
Decrease in fair value of warrant liability	(1,120,343)	—
Decrease in fair value of note receivable	815,937	1,996,185
Amortization of debt discount	2,959,016	1,189,346
Changes in operating assets and liabilities:
Accounts receivable	(2,535,533)	(542,879)
Inventories	(7,950,215)	(3,139,733)
Prepaid expenses and other current assets	2,858,221	(770,793)
Deposits and other assets	977,444	752,414
Accounts payable	3,174,865	14,205,312
Accrued liabilities	5,820,802	(4,270,799)
Operating lease liabilities	(7,928,586)	(1,885,327)
Income tax payable	28,572,736	(1,072,286)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	60,250,326	(4,874,188)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,033,957)	(36,839,428)
Proceeds from disposal of assets	11,799,025	—
Repayment of debenture investments	—	3,000,000
Purchase of businesses, net of cash acquired	—	(66,258,102)

NET CASH USED IN INVESTING ACTIVITIES	(22,234,932)	(100,097,530)

CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	50,000	1,650,000
Distributions to third parties and limited liability company unit holders	(1,836,658)	(5,616,061)
Proceeds from exercise of options	207,672	—
Proceeds from issuance of notes payable	—	117,435,724
Principal repayment of notes payable	(161,070)	(18,724,591)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,740,056)	94,745,072

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,275,338	(10,226,646)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,667,334	145,986,072

CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,942,672	$135,759,426

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,048,116	$1,955,015

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(3,564,688)	$3,100,000

Noncash increase in right of use asset	$(37,863,550)	$(22,233,609)

Noncash increase in lease liability	$37,863,550	$22,731,855

Net liability upon adoption of ASC 842, Leases	$—	$(498,246)

Exercise of put option	$—	$4,200,382

Warrants attributable to debt issuance	$753,658	$11,334,657

Mortgage associated with Illinois dispensary	$1,814,000	$—

Liability for purchase of noncontrolling interest	$5,700,000	$—

Liability associated with acquisition agreement	$2,000,000	$—

Issuance of shares under acquisition agreement	$20,194,899	$—

Deferred share issuances to prior owners of noncontrolling interest	$(1,707,941)	$16,587,798

Issuance of shares under business combinations	$—	$471,409,462

Acquisitions
Inventory	$—	$12,705,211
Accounts receivable	—	2,117,412
Property and equipment	80,615	14,938,008
Right of use assets	—	2,717,014
Identifiable intangible assets	(145,000)	271,625,592
Goodwill	(2,003,275)	355,192,079
Deposits and other assets	603,988	2,582,251
Liabilities assumed	(1,302,604)	(9,739,467)
Lease liabilities	—	(2,717,014)
Contingent liabilities	—	(51,079,705)
Deferred share issuances	—	(16,587,798)
Equity interests issued	503,389	(471,409,462)
Conversion of note receivable previously issued	—	(14,132,800)
Acquisition liability	(228,813)	(2,106,908)
Deferred income taxes	2,491,700	(27,846,311)

	$—	$66,258,102

RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$78,537,236	$135,759,426
Restricted cash	4,405,436	—

TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH	$82,942,672	$135,759,426

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”) is promoting well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm and The Feel Collection, primarily to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain of retail cannabis stores called Rise™ and a Las Vegas, Nevada area chain of retail cannabis stores called Essence. As of June 30, 2020, Green Thumb has operating revenue in twelve markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, and Pennsylvania).

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

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb Industries Inc. and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated and combined financial statements and accompanying notes included in the 2019 Form 10-K. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Certain previously reported amounts have been reclassified between line items to conform to the current presentation. The reclassifications did not affect the Company’s previously reported consolidated balance sheets, consolidated statements of operations, statements of cash flows or statements of changes in shareholders’ equity.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2020.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the Company’s 2019 Form 10-K.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Loss per Share

Basic loss per share is calculated using the treasury stock method, by dividing the net loss attributable to shareholders by the weighted average number of common shares (Subordinate Voting Shares, Multiple Voting Shares on an as converted basis, and Super Voting Shares on an as converted basis) outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow)/ are not considered outstanding common shares and consequently are not included in the loss per share calculations. Diluted loss per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. At June 30, 2020, the Company had 5,857,045 options outstanding, 906,173 restricted stock units and 2,526,735 warrants outstanding. At June 30, 2019, the Company had 4,179,927 options outstanding, 1,711,101 restricted stock units outstanding and 2,041,735 warrants outstanding.

In order to determine diluted loss per share, it is assumed that any proceeds from the exercise of dilutive stock options would be used to repurchase common shares at the average market price during the period. The diluted loss per share calculation excludes any potential conversion of stock options and convertible debt that would decrease loss per share. No potentially dilutive common share equivalents were included in the computation of diluted loss per share for the three and six months ended June 30, 2020 and 2019 because their impact was anti-dilutive.

(e) Recently Adopted Accounting Standards

(i)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted the new standard in the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(e) Recently Adopted Accounting Standards (Continued)

(iii)

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

(f) Recently Issued Accounting Standards

(i)

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

(ii)

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

(iii)

On August 5, 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

(g) Coronavirus Pandemic

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

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and intangible assets; operating lease right of use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the first six months of 2020, the uncertain nature of the spread of COVID-19 may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners and continued designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations. The estimates and assumptions used in the unaudited interim condensed consolidated financial statements, which include but are not limited to certain judgmental reserves requiring management to makes estimates based on current information, the carrying value of the Company’s goodwill and other long-lived assets, for the three and six months ended June 30, 2020 may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company’s financial statements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Raw Material	$2,888,356	$6,375,032
Packaging and Miscellaneous	5,654,661	4,887,970
Work in Process	24,036,171	20,162,723
Finished Goods	22,762,425	16,640,629
Reserve for Obsolete Inventory	(1,356,917)	(2,031,873)

Total Inventories	$53,984,696	$46,034,481

3. PROPERTY AND EQUIPMENT

At June 30, 2020, property and equipment consisted of the following:

	Land	Buildings and Improvements	Equipment, Computers and Furniture	Leasehold Improvements	Capitalized Interest	Assets Under Construction	Total
Cost
As at January 1, 2020	$3,272,439	$33,377,471	$35,509,871	$68,681,497	$2,500,000	$21,372,116	$164,713,394
Additions	182,219	20,033,308	2,923,306	8,579,566	263,437	625,299	32,607,135
Disposals	(979,930)	(4,508,578)	—	—	—	(6,934,600)	(12,423,108)

As at June 30, 2020	$2,474,728	$48,902,201	$38,433,177	$77,261,063	$2,763,437	$15,062,815	$184,897,421

Accumulated Depreciation
As at January 1, 2020	$—	$2,236,254	$3,882,178	$2,998,287	$—	$—	$9,116,719
As at June 30, 2020	$—	$2,859,973	$6,870,663	$8,090,163	$109,228	$—	$17,930,027
Net book value
As at January 1, 2020	$3,272,439	$31,141,217	$31,627,693	$65,683,210	$2,500,000	$21,372,116	$155,596,675
As at June 30, 2020	$2,474,728	$46,042,229	$31,562,514	$69,170,899	$2,654,209	$15,062,815	$166,967,394

At December 31, 2019, property and equipment consisted of the following:

	Land	Buildings and Improvements	Equipment, Computers and Furniture	Leasehold Improvements	Capitalized Interest	Assets Under Construction	Total
Cost
As at January 1, 2019	$2,243,085	$20,861,988	$11,001,498	$18,435,893	$—	$16,664,958	$69,207,422
Additions	4,393,030	28,217,500	23,109,209	38,002,678	2,500,000	4,678,084	100,900,501
Additions from acquisitions	—	—	4,253,362	12,242,926	—	29,074	16,525,362
Disposals	(3,363,676)	(15,702,017)	$(2,854,198)	—	—	—	(21,919,891)

As at December 31, 2019	$3,272,439	$33,377,471	$35,509,871	$68,681,497	$2,500,000	$21,372,116	$164,713,394

Accumulated Depreciation
As at January 1, 2019	$—	$1,351,230	$1,524,114	$1,007,998	$—	$—	$3,883,342
As at December 31, 2019	$—	$2,236,254	$3,882,178	$2,998,287	$—	$—	$9,116,719
Net book value
As at January 1, 2019	$2,243,085	$19,510,758	$9,477,384	$17,427,895	$—	$16,664,958	$65,324,080
As at December 31, 2019	$3,272,439	$31,141,217	$31,627,693	$65,683,210	$2,500,000	$21,372,116	$155,596,675

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three and six months ended June 30, 2020 totaled $5,402,980 and $9,189,985, respectively of which $2,582,435 and $5,260,162, respectively, is included in cost of goods sold. Depreciation expense for the three and six months ended June 30, 2019 totaled $1,567,268 and $2,618,594, respectively of which $1,159,993 and $1,809,090, respectively, is included in cost of goods sold.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

3. PROPERTY AND EQUIPMENT (Continued)

On January 31, 2020, the Company closed on a sale and lease back transaction to sell its Toledo, Ohio processing facility to Innovative Industrial Properties (IIP). Under the long-term agreement, the Company will lease back the facility and continue to operate and manage it. As a result of the sale, the Company disposed of $205,000 of land and $2,695,000 of construction in progress. There was no gain or loss on the sale.

On March 6, 2020, the Company closed on a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to IIP. Under the long-term agreement, the Company will lease back the facility and continue to operate and manage it. As a result of the sale, the Company disposed of $774,930 of land, $4,508,578 of buildings and improvements and $3,813,636 of construction in progress. The Company recognized a gain on the sale of Oglesby facility of $239,096 which was recorded within other income (expense) on the unaudited interim condensed consolidated statement of operations.

For further information regarding these transactions, see Note 5—Leases.

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

At June 30, 2020 intangible assets consisted of the following:

	Licenses and Permits	Tradenames	Customer Relationships	Non-Competition Agreements	Total
Cost
As at January 1, 2020	$336,954,213	$97,455,590	$25,258,000	$2,585,480	$462,253,283
Adjustments to Purchase Price Allocation	(145,000)	1,840,009	—	—	1,695,009

As at June 30, 2020	$336,809,213	$99,295,599	$25,258,000	$2,585,480	$463,948,292
Accumulated Amortization
As at January 1, 2020	$18,477,500	$4,121,800	$3,932,416	$474,669	$27,006,385
Amortization	12,005,936	3,603,759	1,882,238	263,167	17,755,100

As at June 30, 2020	$30,483,436	$7,725,559	$5,814,654	$737,836	$44,761,485
Net book value
As at January 1, 2020	$318,476,713	$93,333,790	$21,325,584	$2,110,811	$435,246,898
As at June 30, 2020	$306,325,777	$91,570,040	$19,443,346	$1,847,644	$419,186,807

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

The Company recorded amortization expense for the three and six months ended June 30, 2020 of $8,836,933 and $17,755,100, respectively, and for the three and six months ended June 30, 2019 of $4,747,944, and $6,996,484, respectively. During the second quarter of 2020, the Company recorded a measurement period adjustment in connection with its June 27, 2019 acquisition of MC Brands, LLC of $1,840,009 which increased intangible assets and share capital. The remainder of the adjustments to purchase price allocations relate to the finalization of several 2019 acquisitions.

In addition, the Company reviewed the estimated useful lives of its Retail segment intangible assets as a result of the Company’s plans to rebrand one of its retail stores. Based on that review, the Company determined that certain intangible assets, associated with the Company’s retail tradenames have a useful life shorter than initially estimated. Beginning July 1, 2020, the Company expects to shorten the useful life of certain tradenames associated with its acquisition of the Essence retail brand from 15 years to 7 years. The change in useful life will be made as a prospective adjustment and result in an increase in amortization expense by $2,482,289 for the remainder of 2020, $4,964,578 annually for years 2021 through 2024, and a net reduction in amortization expense by $22,340,601 thereafter.

The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2020 and illustrates the effect of the change in useful life of the Essence tradename discussed above:

Year Ending December 31,	Estimated Amortization	Increase (Decrease) from Change in Useful Life	Estimated Amortization (Adjusted)
Remainder of 2020	$16,648,055	$2,482,289	$19,130,344
2021	33,230,554	4,964,578	38,195,132
2022	32,799,813	4,964,578	37,764,391
2023	32,716,998	4,964,578	37,681,576
2024	32,135,665	4,964,578	37,100,243
Thereafter	271,655,722	(22,340,601)	249,315,121

	$419,186,807	$—	$419,186,807

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. INTANGIBLE ASSETS AND GOODWILL (Continued)

Goodwill

At June 30, 2020, Goodwill consisted of the following:

	Retail	Consumer Packaged Goods	Total
As at January 1, 2020	$119,873,759	$255,211,232	$375,084,991
Adjustments to Purchase Price Allocations	1,191,425	(3,194,700)	(2,003,275)

As at June 30, 2020	$121,065,184	$252,016,532	$373,081,716

At December 31, 2019, Goodwill consisted of the following:

	Retail	Consumer Packaged Goods	Total
As at January 1, 2019	$15,286,360	$23,918,000	$39,204,360
Acquisition of Advanced Grow Labs, LLC	16,756,250	44,572,349	61,328,599
Acquisition of Integral Associates, LLC	46,655,753	69,323,570	115,979,323
Other Acquisitions	32,936,590	120,963,598	153,900,188
Adjustments to Purchase Price Allocations	8,238,808	(3,566,285)	4,672,523

As at December 31, 2019	$119,873,759	$255,211,232	$375,084,991

As of June 30, 2020, the Company recorded measurement period adjustments resulting in a net decrease in goodwill of $2,003,275 associated various acquisitions. In regard to the Consumer Packaged Goods segment, the Company recorded measurement period adjustments associated with its acquisition of For Success Holdings Company and Advanced Grow Labs, LLC of $1,687,700 and $1,507,000, respectively, which represented a reduction in the value of goodwill and deferred tax liabilities. In regard to the Retail segment, the Company recorded measurement period adjustments associated with its acquisition of Fiorello Pharmaceuticals, Inc. of $1,000,000 which represented an increase in the value of goodwill and corresponding adjustment to current liabilities. The remainder of the adjustments to the Retail segment represent the finalization of purchase price allocations related to other 2019 acquisitions.

5. LEASES

(a) Operating Leases Under Accounting Standards Update No. 2016-02

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. On January 1, 2019, the Company adopted the standard and all related amendments, using the optional transition method (modified retrospective approach) applied to leases at the adoption date. Under the modified retrospective approach, comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Additionally, an adjustment was recorded to accumulated deficit to account for the initial adoption of the standard.

For additional information regarding the adoption of Account Standards Updated No. 2016-02, “Leases (Topic 842)” see Note 9 – Leases in the 2019 Form 10-K.

Other information related to operating leases as of and for the three and six months ending June 30, 2020 were as follows:

As of June 30, 2020
Weighted average remaining lease term	10.91
Weighted average discount rate	13.1%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. LEASES (Continued)

Maturities of lease liabilities for operating leases as of June 30, 2020 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
Remainder of 2020	$9,508,748	$644,060	$10,152,808
2021	22,589,952	1,307,183	23,897,135
2022	22,569,154	1,337,130	23,906,284
2023	22,349,279	1,367,771	23,717,050
2024	21,503,153	1,255,713	22,758,866
2025 and Thereafter	180,958,478	10,345,330	191,303,808

Total Lease Payments	279,478,764	16,257,187	295,735,951

Less: Interest	(180,229,514)	(8,090,747)	(188,320,261)

Present Value of Lease Liability	$99,249,250	$8,166,440	$107,415,690

For the three and six months ended June 30, 2020 the Company recorded operating lease expense of $8,173,122 and $12,430,637, respectively. For the three and six months ended June 30, 2019, the Company recorded operating lease expenses of $1,357,957 and $2,263,013, respectively.

(b) Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for facilities in Florida, Illinois, Maryland, Massachusetts and Nevada.

Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owns the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three and six months ended June 30, 2020, the Company recorded lease expense of $360,467 and $773,267, respectively, associated with these leasing arrangements. For the three and six month ended June 30, 2019, the Company recorded operating lease expenses of $308,108 and $467,990, respectively, associated with these leasing arrangements.

On June 5, 2020, a wholly owned subsidiary of the Company purchased the building and building improvements of the Company’s dispensary located in Joliet, Illinois for $1,814,000 from Mosaic Real Estate Joliet, LLC. The transaction resulted in the termination of the Illinois related party leasing arrangement. For additional information see Note 6 – Notes Payable.

In connection with the Company’s acquisition of Integral Associates, LLC, the Company, through a subsidiary, leases property from Durango Teco Partners, LLC, which commenced on June 27, 2020 for an Essence retail store in Nevada. Durango Teco Partners, LLC is owned in part by Armenco Capital LLC, which is in turn owned in part by Alejandro Yemenidjian, a former owner of Integral Associates, LLC and a current director of the Company. The lease has a ten year term. For the three and six months ended June 30, 2020, the Company recorded lease expense of $19,444 each, associated with this lease.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. LEASES (Continued)

(c) Sales Lease Back Transactions

On January 31, 2020, the Company closed on a sale and lease back transaction to sell its Toledo, Ohio processing facility to IIP. Under a long-term agreement, the Company has leased back the facility and continues to operate and manage it. The purchase price for the property was $2,900,000, excluding transaction costs. The Company is making certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $4,300,000. Assuming full reimbursement for such improvements, IIP’s total investment in the property will be $7,200,000. The lease has a term of 15 years and was recorded as an operating lease and resulted in a right of use asset and lease liability of $3,583,263 and was recorded net of the improvements allowance of $4,300,000.

On March 6, 2020, the Company closed on a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to IIP. Under a long-term agreement, the Company has leased back the facility and continues to operate and manage it. The purchase price for the property was $9,000,000, excluding transaction costs. The Company is making certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $41,000,000. Assuming full reimbursement for such improvements, IIP’s total investment in the property will be $50,000,000. The lease has a term of 16 years and was recorded as an operating lease and resulted in a right of use asset and related lease liability of $26,828,221 and was recorded net of the improvements allowance of $41,000,000.

6. NOTES PAYABLE

At June 30, 2020 and December 31, 2019, notes payable consisted of the following:

	June 30,	December 31,
	2020	2019
In connection with an acquisition completed in 2017, the Company is required to make quarterly charitable contributions of $50,000 through October 2024. The net present value of these required payments has been recorded as a liability with an interest rate of 2.17%.	$809,887	$970,957
Private placement debt dated May 22, 2019, in the original amount of $105,466,429 with an interest rate of 12.00%, matures on May 22, 2023. The debt was issued at a discount, the carrying value of which is $12,703,887 as of June 30, 2020.	92,762,542	90,375,912
Rise Joliet mortgage dated June 5, 2020, in the original amount of $1,814,000 with an interest rate of 5.00%, matures on June 5, 2035. The debt was issued at a discount, the carrying value of which is $181,272 as of June 30, 2020.	1,632,728	—

Total notes payable	95,205,157	91,346,869
Less: current portion of notes payable	(266,825)	(206,675)

Notes payable, net of current portion	$94,938,332	$91,140,194

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. NOTES PAYABLE (Continued)

(a) Extension of Private Placement Financing

On May 21, 2020, the Company exercised its option to extend the maturity date of its senior secured notes (the “Notes”) pursuant to the Note Purchase Agreement, dated May 22, 2019, as amended (the “Note Purchase Agreement”) for an additional year. Following this exercise, which was in the Company’s sole discretion under the Note Purchase Agreement, the new maturity date for the Notes is May 22, 2023.

(b) Mortgage on Joliet, Illinois Dispensary

On June 5, 2020, the Company closed on a secured promissory note (the “Mortgage”) of $1,814,000. The Mortgage bears interest of 5% per annum and matures on June 5, 2035. The Mortgage provided by the lender was used to purchase the building and building improvements of one of the Company’s dispensaries located in Joliet, Illinois that the Company previously leased from Mosaic Real Estate Joliet, LLC, a related party. As part of the transaction, the Company issued 35,000 warrants valued at $181,272 using a Black Scholes Option Pricing model which was recorded as a discount on the Mortgage.

(c) Related Parties

The private placement debt is held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chief Executive Officer and a director of the Corporation (through KP Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets (through AG Funding Group, LLC); and Anthony Georgiadis, the Chief Financial Officer and a director of the Corporation (through Three One Four Holdings, LLC and ABG, LLC).

7. WARRANTS

As part of the Company’s private placement financing and Mortgage on the Joliet, Illinois dispensary, the Company issued warrants to related parties, as well as un-related third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number warrants issued as of June 30, 2020 and December 31, 2019:

	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life
	Liability Classified				Equity Classified
Balance as at December 31, 2019	2,406,811	C$	18.59	4.86	—	$—	—
Additional Modification Warrants	84,924		14.03	5.00	—	—	—
Dispensary Mortgage Warrants	—		—	—	35,000	9.10	5.00

Balance as at June 30, 2020	2,491,735	C$	18.44	4.87	35,000	$9.10	5.00

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. WARRANTS (Continued)

(a) Additional Modification Warrants

As part of the November 9, 2019 modification of the Notes, the Company agreed to issue 84,924 additional warrants by May 22, 2020 to participating lenders in the event the Company decided to raise additional capital or to the original lenders involved in the May 22, 2019 private placement financing in the event the Company did not. On May 21, 2020, the Company issued the warrants to the original lenders involved in the private placement financing which allows the holder to purchase 84,924 Subordinate Voting Shares. The warrants are denominated in CAD. Upon issuance, the Company recorded an additional amount to debt discount with a corresponding amount to the warrant liability of $572,387, which was measured at fair value.

(b) Dispensary Mortgage Warrants

On June 5, 2020, as part of the $1,814,000 promissory note, the Company issued warrants that allows the promissory noteholder to purchase 35,000 Subordinate Voting Shares. These warrants are denominated in USD, which is the Company’s functional currency. As such, upon issuance, the Company recorded an additional amount to debt discount with a corresponding amount to contributed surplus of $181,272 which was measured at fair value using a Black Scholes Options Pricing model. The Company did not incur any other material fees related to the promissory note.

The following table summarizes the fair value of the liability classified warrants at June 30, 2020 and December 31, 2019:

Warrant Liability	Strike Price		Warrants Issued	June 30, 2020	December 31, 2019
Bridge Financing Warrants	C$	22.90	218,964	$866,000	$1,385,400
Private Placement Financing Warrants	C$	19.39	1,822,771	11,148,000	12,189,169
Modification Warrants	C$	12.04	365,076	2,745,500	2,305,274
Additional Modification Warrants	C$	14.03	84,924	572,387	—

Totals			2,491,735	$15,331,887	$15,879,843

During the three and six months ended June 30, 2020, the Company recorded a loss of $6,262,500 and a gain of $1,120,343, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date. See Note 13 - Fair Value Measurements for additional details:

Significant Assumptions	June 30, 2020	December 31, 2019
Volatility	94.73% - 111.66%	117.43% - 123.64%
Remaining Term	2.28 - 4.36 years	2.78 - 4.86 years
Risk Free Rate	0.28% - 0.36%	1.68% - 1.69%

The following table summarizes the fair value of the equity classified warrants at June 30, 2020 and December 31, 2019:

Warrants Included in Contributed Surplus	Strike Price	Warrants Issued	June 30, 2020	December 31, 2019
Dispensary Mortgage Warrants	$9.10	35,000	$181,272	$—

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. WARRANTS (Continued)

The following table summarizes the significant assumptions used in determining the fair value of the equity classified warrants as of each reporting date:

Significant Assumptions	June 30, 2020	December 31, 2019
Volatility	80%	—
Remaining Term	5 years	—
Risk Free Rate	0.37%	—

8. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income before Income Taxes	$3,614,778	$(20,829,436)	$13,000,218	$(29,297,491)
Income Tax Expense	$15,378,715	$(154,333)	$28,527,715	$1,081,667
Effective Tax Rate	425.4%	0.7%	219.4%	-3.7%

The effective tax rates for the three and six months ended June 30, 2020 and June 30, 2019 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The effective tax rate for the three and six months ended June 30, 2020 varies widely from the three and six months ended June 30, 2019 primarily due to the Company reporting pre-tax loss in 2019 as opposed to pre-tax income in 2020. The large amount of nondeductible expenses incurred by the Company subject to IRC Section 280E, resulted in income tax expense being incurred in a pre-tax loss quarter for 2019.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits were approximately $6,181,000 and $2,113,263 as of June 30, 2020 and December 31, 2019, respectively.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized. Taxes paid during the six months ended June 30, 2020 and 2019 were $541,264 and $5,445,729, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. INVESTMENTS

The Company holds investments in convertible notes which matured August 1, 2020 and converted into 613,875 preferred shares. At June 30, 2020 and December 31, 2019, the fair value of these investments was $7,533,000 at the end of each period. The Company also holds direct equity investments in cannabis companies. At June 30, 2020 and December 31, 2019, the fair value of these investments was $6,518,786 and $6,535,821, respectively.

The following table summarizes the change in the Company’s investments as of June 30, 2020:

	Convertible Notes Receivable	Equity	Total
Balance at January 1, 2020	$7,533,000	$6,535,821	$14,068,821
Fair value adjustment	—	(17,035)	(17,035)

Balance at June 30, 2020	$7,533,000	$6,518,786	$14,051,786

The following table summarizes the change in the Company’s investments as of December 31, 2019:

	Convertible Notes Receivable	Equity	Total
Balance at January 1, 2019	$30,336,000	$10,597,283	$40,933,283
Fair value adjustment	(1,398,000)	(4,061,462)	(5,459,462)
Applied to consideration in business combination	(21,405,000)	—	(21,405,000)

Balance at December 31, 2019	$7,533,000	$6,535,821	$14,068,821

The calculated fair values are recorded as a Level 3 fair value investment as of June 30, 2020 and December 31, 2019. See Note 13 - Fair Value Measurements for additional details. The convertible notes receivable were valued using the Binomial Lattice Model, which is based on a generalized binomial option pricing formula, using the following assumptions:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Risk free rate	1.58% - 2.46%	1.58% - 2.46%
Equity Volatility	58% - 106%	58% - 106%
Market Yield	15% - 18%	15% - 18%
Probability of Qualified Financing	0%	0%
Probability of Sale	30%	30%
Probability of No Event	70%	70%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL

Common shares, which include the Company’s Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares, are classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with Accounting Standards Codification (ASC) 740, Income Taxes.

(a) Authorized

The Company has the following classes of share capital, with each class having no par value:

(i) Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the six months ending June 30, 2020, the shareholders of the Company converted 246,638 Multiple Voting Shares into 24,663,800 Subordinate Voting Shares and 13,953 Super Voting Shares into 1,395,300 Subordinate Voting Shares.

(ii) Multiple Voting Shares

Each Multiple Voting Share is entitled to one hundred votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At June 30, 2020, the Company has 126,712 issued and outstanding Multiple Voting Shares, which convert into 12,671,200 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the six months ending June 30, 2020, the shareholders of the Company converted 246,638 Multiple Voting Shares into 24,663,800 Subordinate Voting Shares.

(iii) Super Voting Shares

Each Super Voting Share is entitled to one thousand votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At June 30, 2020, the Company has 388,336 issued and outstanding Super Voting Shares which convert into 38,833,600 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the six months ending June 30, 2020, the shareholders of the Company converted 13,953 Super Voting Shares into 1,395,300 Subordinate Voting Shares.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares

As at December 31, 2019	128,999,964	373,350	402,289
Issuance of shares under business combinations and investments	238,450	—	—
Distribution of contingent consideration	2,444,843	—	—
Distribution of deferred shares	101,695	—	—
Issuance of shares upon exercise of options	32,112	—	—
Issuances of shares upon vesting of RSUs	641,237	—	—
Exchange of shares	26,059,100	(246,638)	(13,953)

As at June 30, 2020	158,517,401	126,712	388,336

1. Issuance of Shares Under Business Combinations and Investments

In connection with the Company’s acquisition of MC Brands, LLC the Company issued 190,000 Subordinate Voting Shares with a value of $1,840,009 on June 29, 2020. The shares issued resulted in an increase in share capital and a corresponding increase to intangible assets on the Company’s unaudited interim condensed consolidated balance sheets.

On February 10, 2020, the Company issued 48,450 Subordinate Voting Shares which were issued at a value of $400,413 in connection with its January 1, 2019 acquisition of KW Ventures, LLC. Such shares were held back as part of the transaction and resulted in an increase in share capital and a reduction in accrued liabilities.

2. Distribution of Contingent Consideration

As of June 30, 2020, the Company issued 2,444,843 Subordinate Voting Shares to the previous owners of several entities in connection with acquisitions completed during 2019. Upon issuance, the Company recorded a reduction to contingent consideration payable and an increase in share capital. The following table represents the contingent shares issued as of June 30, 2020 in relation to each acquisition:

Contingent Shares Issued		June 30, 2020
Transaction	Date of Transaction	Units	Value
Advanced Grow Labs, LLC	February 12, 2019	1,396,533	$11,544,855
For Success Holdings Company	February 21, 2019	779,690	6,686,432
Integral Associates, LLC	June 5, 2019	268,620	1,963,612

		2,444,843	$20,194,899

In addition to the amounts above, the Company reclassified $2,690,914 from the contingent liability to accrued liabilities as a result of the successful opening of an Essence retail location on June 27, 2020. On July 10, 2020, the Company issued 268,620 Subordinate Voting Shares to the former owners of Integral Associates, LLC in satisfaction of the liability.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

3. Distribution of Deferred Shares

As a result of several acquisitions that occurred during 2019, the Company held 1,367,643 deferred shares with a value of $16,587,798 as of December 31, 2019. The deferred shares were to be issued upon the passage of 12-24 months from the close of each transaction as defined within each respective acquisition agreement. On May 15, 2020 Green Thumb issued 101,695 Subordinate Voting Shares with a value of $1,307,798 in connection with the Company’s May 15, 2019 acquisition of Salveo. The distribution resulted in a reduction to deferred share issuances and a corresponding increase to share capital on the Company’s unaudited interim condensed consolidated statement of changes in shareholders’ equity.

(c) Stock-Based Compensation

The Company operates equity settled stock-based remuneration plans for its eligible directors, officers, employees and consultants. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot estimate reliably the fair value of the goods and services received, the Company shall measure their value indirectly by reference to the fair value of the equity instruments granted. For transactions with employees and others providing similar services, the Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Equity settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.

The Company recognizes compensation expense for Restricted Stock Units (“RSUs”) and options on a straight-line basis over the requisite service period of the award. Non-market vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period with no adjustment to prior periods for expense previously recognized.

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1 thereto (as amended, the “Plan”). The maximum number of RSUs and Options issued under the Plan shall not exceed 10% of the issued and outstanding shares.

Option and RSU grants generally vest over three years, and options typically have a life of five or ten years. Option grants are determined by the Compensation Committee of the Board with the option price set at no less than 100% of the fair market value of a share on the date of grant.

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (CAD)	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2019	3,839,017	13.21	5.81	$218,234
Granted	2,443,975	9.65	5.00
Exercised	(32,112)	9.00	3.40
Forfeited	(393,835)	14.32	5.21

Balance as at June 30, 2020	5,857,045	11.67	5.52
Vested	880,127	14.29	7.15
Exercisable at June 30, 2020	2,057,758	9.22	5.00	$1,178,695

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2020 and December 31, 2019, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2020 and December 31, 2019. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following ranges of assumptions:

Risk-free interest rate	0.37% - 2.33%
Expected dividend yield	0%
Expected volatility	80% - 100%
Expected option life	3 - 10 years

As the Company became publicly traded in June 2018, sufficient historical trading information was not available to determine an expected volatility rate. The volatility rate was based on comparable companies within the same industry. As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of June 30, 2020 and December 31, 2019 and the changes during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value (CAD)
Nonvested Shares at December 31, 2019	1,399,762	9.30
Granted	200,150	10.87
Forfeited	(51,500)	15.40
Vested	(642,239)	15.29

Nonvested Shares at June 30, 2020	906,173	5.07

The stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was as followed:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options expense	$2,904,127	$995,663	$5,595,284	$5,254,130
Restricted Stock Units	2,796,017	2,919,525	5,178,602	4,505,858

Total Stock Based Compensation Expense	$5,700,144	$3,915,188	$10,773,886	$9,759,988

As of June 30, 2020, $29,648,926 of total unrecognized expense related to Stock Based Compensation awards is expected to be recognized over a weighted-average period of 2.14 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(d)	Liability for Purchase of Ohio Investors 2017, LLC Noncontrolling Interest

Subsequent to quarter end, on August 8, 2020, the Company and its joint venture partner in Ohio Investors 2017, LLC reached an agreement allowing Green Thumb to purchase the remaining noncontrolling interest in Ohio Investors 2017, LLC. As a result, the Company will issue 1,315,789 Subordinate Voting Shares in consideration for the noncontrolling partner’s interest in Ohio Investors 2017, LLC. Upon the closing of the transaction, which is subject to applicable regulatory approvals, the fair value of the joint venture buyout transaction will result in a reduction to the current liability established for the purchase of the noncontrolling interest of $11,200,000 and an increase in share capital for the fair value amount of noncontrolling partners interest of approximately $18,700,000.

11. OTHER INCOME (EXPENSE)

For the three and six months ended June 30, 2020 and 2019 other income (expense) was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Fair value adjustments on equity investments	$198,572	$(339,271)	$(17,035)	$263,693
Fair value adjustments on variable note receivable	(5,600)	(6,105,979)	(815,937)	(1,996,185)
Fair value adjustments on warrants issued	(6,262,500)	—	1,120,343	—
Fair value adjustments on contingent consideration	(188,554)	—	(17,565)	—
Other	540,655	(195,296)	798,877	348,599

Total Other Income (Expense)	$(5,717,427)	$(6,640,546)	$1,068,683	$(1,383,893)

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

Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify contingent liabilities for contracts. Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s unaudited interim condensed consolidated statement of operations.

(a)	Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at June 30, 2020 and December 31, 2019, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12. COMMITMENTS AND CONTINGENCIES (Continued)

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2020 and December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of June 30, 2020, the Company held approximately $5,069,000 of open commitments to contractors on work being performed.

13. FAIR VALUE MEASUREMENTS

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, due from related parties, investments, accounts payable and accrued liabilities, notes payable, derivative liability, liability for acquisition of noncontrolling interest and contingent consideration payable.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$82,942,672	$—	$—	$82,942,672
Investments	—	—	14,051,786	14,051,786
Liability of Redemption of Noncontrolling Interest	—	—	(11,200,000)	(11,200,000)
Contingent Consideration Payable	—	—	(36,528,724)	(36,528,724)
Warrant Liability	—	—	(15,331,887)	(15,331,887)

	$82,942,672	$—	$(49,008,825)	$33,933,847

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13. FAIR VALUE MEASUREMENTS (Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$46,667,334	$—	$—	$46,667,334
Notes Receivable	—	—	815,937	815,937
Investments	—	—	14,068,821	14,068,821
Liability of Redemption of Noncontrolling Interest	—	—	(5,500,000)	(5,500,000)
Contingent Consideration Payable	—	—	(58,936,739)	(58,936,739)
Warrant Liability	—	—	(15,879,843)	(15,879,843)

	$46,667,334	$—	$(65,431,824)	$(18,764,490)

There have been no transfers between fair value levels during the periods ended June 30, 2020 and December 31, 2019.

14. VARIABLE INTEREST ENTITIES

The following tables represent the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the unaudited interim condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 and statements of operations for the three and six months ended June 30, 2020 and June 30, 2019. All these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements.

	June 30, 2020			December 31, 2019
	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non-material VIEs
Current assets	$26,092,713	1,990,475	2,138,766	$19,455,533	1,381,716	$1,352,935
Non-current assets	2,876,080	3,854,524	2,378,075	22,384,663	3,083,659	2,534,297
Current liabilities	18,185,825	1,336,087	1,071,811	14,219,204	149,498	783,682
Non-current liabilities	1,087,114	483,935	820,888	1,169,989	137,736	855,440
Equity attributable to noncontrolling interests	272,118	2,012,489	(12,827)	350,206	2,089,071	(22,488)
Equity attributable to Green Thumb Industries Inc.	9,423,735	2,012,488	2,636,968	6,645,263	2,089,070	2,270,598

	Three Months Ended
	June 30, 2020			June 30, 2019
Revenues	$4,799,732	$5,164,316	$2,370,069	$4,159,813	$1,391,786	$1,005,554
Net income (loss) attributable to noncontrolling interests	139,386	909,302	96,880	489,993	165,862	(438,909)
Net income (loss) attributable to Green Thumb Industries Inc.	1,639,408	909,301	306,999	—	165,861	(642,161)

Net income (loss)	$1,778,794	$1,818,603	$403,879	$489,993	$331,723	$(1,081,070)

	Six Months Ended
	June 30, 2020			June 30, 2019
Revenues	$9,108,361	$7,945,931	$4,082,719	$8,088,991	$2,553,980	$1,683,945
Net income (loss) attributable to noncontrolling interests	180,795	1,273,418	134,059	437,152	321,042	(682,247)
Net income (loss) attributable to Green Thumb Industries Inc.	2,778,471	1,273,418	366,372	971,880	321,041	(1,059,653)

Net income (loss)	$2,959,266	$2,546,836	$500,431	$1,409,032	$642,083	$(1,741,900)

As of June 30, 2020, and December 31, 2019, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC and Meshow, LLC. As of June 30, 2019, VIEs included in the Other Non-material VIEs are Meshow, LLC, KW Ventures Holdings, LLC and Ohio Investors 2017, LLC.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to retail stores (“Consumer Packaged Goods”) and retailing of cannabis to patients and consumers (“Retail”). The Company does not allocate operating expenses to these business units, nor does it allocate specific assets. Additionally, the Chief Operating Decision Maker does not review total assets or net income (loss) by segments; therefore, such information is not presented below.

The below table presents revenues by type for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues, Net of Discounts
Consumer Packaged Goods	$56,331,517	$23,063,374	$102,653,545	$36,558,111
Retail	87,541,572	25,851,990	163,503,022	41,969,358
Intersegment Eliminations	(24,233,165)	(4,188,587)	(43,914,041)	(5,887,529)

Total Revenues, net of discounts	$119,639,924	$44,726,777	$222,242,526	$72,639,940

Depreciation and Amortization
Consumer Packaged Goods	$12,551,460	$5,980,268	$23,059,951	$8,874,021
Retail	3,087,856	454,435	3,885,134	741,057
Intersegment Eliminations	(1,399,403)	(80,958)	—	—

Total Depreciation and Amortization	$14,239,913	$6,353,745	$26,945,085	$9,615,078

Income Taxes
Consumer Packaged Goods	$6,398,000	$461,000	$10,625,000	$689,000
Retail	8,980,715	2,420,000	17,902,715	3,900,000
Intersegment Eliminations and Corporate	—	(3,035,333)	—	(3,507,333)

Total Income Taxes	$15,378,715	$(154,333)	$28,527,715	$1,081,667

Goodwill assigned to the Consumer Packaged Goods segment as of June 30, 2020 and December 31, 2019 was $252,016,532 and $255,211,232, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of June 30, 2020 and December 31, 2019 was $220,669,988 and $228,244,254, respectively.

Goodwill assigned to the Retail segment as of June 30, 2020 and December 31, 2019 was $121,065,184 and $119,873,759, respectively. Intangible assets, net assigned to the Retail segment as of June 30, 2020 and December 31, 2019 was $198,516,819 and $207,002,644, respectively.

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, Green Thumb has identified 22 reporting units. The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which Green Thumb conducts business (or each market). The markets were then further divided into reporting units based on the market operations (Retail and Consumer Packaged Goods) which were primarily determined based on the licenses each market holds. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and six months ended June 30, 2020 and 2019. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2020 and the consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities Exchange Commission on April 15, 2019 (the “2019 Form 10-K”) and the accompanying notes for each respective periods. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

COVID-19 Considerations

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in the face of this pandemic and other events.

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for the Company’s products and services if, for example, the pandemic results in a recessionary economic environment or potential new restrictions on business operations or the movement of individuals. However, given the Company’s operations have to date been deemed essential services in the states in which it does business, the Company believes that there will continue to be strong demand for Green Thumb products.

Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by all states in which the Company operates with respect to all customers (except in Massachusetts where cannabis was deemed essential only for medical patients, leading to a state-wide suspension of sales of recreational cannabis from March 24, 2020 to May 25, 2020). The Company’s ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on the Company’s ability to protect its employees, customers and supply chain and continued designation as “essential” in states where it does business that currently or in the future impose restrictions on business operations.

The pandemic has not materially impacted the Company’s business operations or liquidity position to date. The Company continues to generate operating cash flows to meet its short-term liquidity needs. In all locations where applicable regulations have been enacted by governmental authorities, the Company has expanded consumer delivery options and curbside pickup to help further protect the health and safety of Green Thumb employees and customers.

While during the first six months of 2020, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of our operations, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners and continued designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.

For additional information on risk factors related to the pandemic or other risks that could impact Green Thumb’s results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb is promoting well-being through the power of cannabis, while being committed to community and sustainable profitable growth. As of June 30, 2020, Green Thumb has operations across 12 U.S. markets, employs approximately 1,800 people and serves hundreds of thousands of patients and customers quarterly.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rhythm and The Feel Collection. The Company distributes and markets these products primarily to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

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

Green Thumb owns and operates a national cannabis retail chain called Rise, and in the Las Vegas, Nevada area, a chain of stores called Essence, which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, we own stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise stores currently are located in eight of the states in which we operate (including Nevada). The Essence stores were acquired in connection with the 2019 acquisition of Integral Associates and are located in Nevada. The Essence stores differ from the Rise stores mainly in geographic location. As of June 30, 2020, the Company had 48 open and operating retail locations and expects to have 50 to 55 open stores at year-end. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19 as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

As of June 30, 2020, Green Thumb has operating revenue in its 12 markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania).

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 and (ii) consolidated balance sheet data as of June 30, 2020 and December 31, 2019 have been derived from, and should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Revenues, net of discounts	$119,639,924	$44,726,777	$222,242,526	$72,639,940
Cost of Goods Sold	$(55,946,010)	$(23,223,025)	$(105,561,198)	$(38,346,967)
Gross Profit	$63,693,914	$21,503,752	$116,681,328	$34,292,973
Total Expenses	$49,643,211	$30,830,482	$95,077,968	$57,249,363
Other Income (Expense)	$(10,435,925)	$(11,502,706)	$(8,603,142)	$(6,341,101)
Net Income (Loss) Attributable to Green Thumb	$(12,909,505)	$(20,892,049)	$(17,115,769)	$(30,455,105)

	As of
	June 30, 2020	December 31, 2019
Total Assets	$1,240,721,129	$1,167,536,624
Long-Term Liabilities	$255,877,816	$212,960,693

Three Months Ended June 30, 2020 vs 2019

Revenues, net of Discounts

Revenue for the three months ended June 30, 2020 was $119,639,924, up 167% from $44,726,777 for the three months ended June 30, 2019 driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois, and Pennsylvania. Key performance drivers are: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania. The Company generated revenue from 48 Retail locations during the quarter compared to 25 in the same quarter of the prior year. During the three months ended June 30, 2020, the Company opened 6 stores as compared to 6 stores opened and 4 stores acquired during the same period in 2019. Since June 30, 2019, the following stores were acquired and contributed to the increase in Retail revenues: one Connecticut store and three New York stores. Since June 30, 2019, the Company also opened 19 new Retail locations in Pennsylvania, Florida, Illinois, Ohio, Nevada, Connecticut, and New Jersey.

The key driver for the Consumer Packaged Goods revenue increase was the expansion of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania and Maryland due to increased scale and efficiency.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made from other licensed producers operating within the Company’s state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended June 30, 2020 was $55,946,010, up 141% from $23,223,025 for the three months ended June 30, 2019 driven by increased volume in open and operating retail stores; new retail store openings in Illinois and Pennsylvania and expansion of the consumer products sales in Illinois, Pennsylvania and Maryland as described above.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $63,693,914, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 53%. This is compared to gross profit for the three months ended June 30, 2019 of $21,503,752 or a 48% gross margin. The Company’s increase in gross margin percentage was mainly attributed to expanded capacity in the Company’s Consumer Packaged Goods segment. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended June 30, 2020 were $49,643,211 or 41% of total revenues, net of discounts resulting in an increase of $18,812,729. Total expenses for the three months ended June 30, 2019 were $30,830,482 or 69% of total revenues, net of discounts.

The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s 23 new and acquired retail facilities over the prior year period. In addition, an increase in intangible amortization expense, corporate staff salaries and non-cash equity incentive compensation expense also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other expense for three months ended June 30, 2020 was $(10,435,925), a decrease of $1,066,781, mainly due to favorable fair value adjustments recorded in 2020.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for three months ended June 30, 2020 was $3,614,778, an increase of $24,444,214 compared to the three months ended June 30, 2019.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $5,700,144 as well as other non-operating items, adjusted operating EBITDA was $35,412,711 and $2,284,983 for the three months ended June 30, 2020 and 2019, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2020, federal and state income tax expense totaled $15,378,715 compared to expense of $(154,333) for the three months ended June 30, 2019.

The effective tax rate for the three months ended June 30, 2020 varies widely from the three months ended June 30, 2019 primarily due to the change from pre-tax loss in 2019 to pre-tax income in 2020. The large amount of nondeductible expenses incurred by the Company being subjected to Internal Revenue Code (“IRC”) Section 280E, was the driver for income tax expense being incurred in a pre-tax loss quarter for 2019.

Six Months Ended June 30, 2020 vs 2019

Revenue, net of Discounts

Revenue for the six months ended June 30, 2020 was $222,242,526 up 206% from $72,639,940 for the six months ended June 30, 2019 driven by contribution from both Retail and Consumer Packaged Goods largely due to growth in Illinois and Pennsylvania. Key performance drivers are: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania. The Company generated revenue from 48 Retail locations during the quarter compared to 25 in the prior year. During the six months ended June 30, 2020, the Company opened 9 stores as compared to 7 stores opened and 4 stores acquired during the same period in 2019. Since June 30, 2019, the following stores were acquired and contributed to the increase in Retail revenues: one Connecticut store and three New York stores. Since June 30, 2019, the Company also opened 19 new Retail locations in Pennsylvania, Florida, Illinois, Ohio, Nevada, Connecticut, and New Jersey.

The key drivers for the Consumer Packaged Goods revenue increase was the expansion of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Nevada, Massachusetts and Connecticut due to increased scale and efficiency.

Cost of Goods Sold, net

Cost of goods sold are derived from cost related to the internal cultivation and production of cannabis and from retail purchases made from other licensed producers operating within the Company’s state markets.

Cost of goods sold for the six months ended June 30, 2020 was $105,561,198, up 175% from $38,346,967 for the six months ended June 30, 2019, driven by increased volume in open and operating retail stores; new retail store openings in Illinois, Pennsylvania and Nevada and expansion of the consumer products sales in Illinois, Pennsylvania, Nevada, Massachusetts and Connecticut.

Gross Profit

Gross profit for the six months ended June 30, 2020 was $116,681,328, representing a gross margin on the sale of finished cannabis consumer packaged goods of 53%. This is compared to gross profit for the six months ended June 30, 2019 of $34,292,973 or a 47% gross margin. The Company’s increase in gross margin percentage was mainly attributed to expanded capacity in the Company’s Consumer Packaged Goods segment. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the six months ended June 30, 2020 were $95,077,968 or 43% of total revenues, net of discounts. Total expenses for the six months ended June 30, 2019 were $57,249,363 or 79% of Total Revenues, net of discounts.

The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s new and acquired Retail facilities. In addition, an increase in intangible amortization expense, corporate staff salaries and non-cash equity incentive compensation expense also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other expense for the six months ended June 30, 2020 was ($8,603,142), compared to expense of ($6,341,101), for the six months ended June 30, 2019, mainly due to favorable fair value adjustments recorded in 2020.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for the six months ended June 30, 2020 was $13,000,218 compared to loss of ($29,297,491) for the six months ended June 30, 2019.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $10,773,886 as described above, as well as other non-operating items, adjusted operating EBITDA was $60,957,635 and $168,938 for the six months ended June 30, 2020 and 2019, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted at year-end. For the six months ended June 30, 2020, federal and state income tax expense totaled $28,527,715 compared to $1,081,667 for the six months ended June 30, 2019.

The net expense of $28,527,715 for the six months ended June 30, 2020 includes current tax expense of $29,120,715 and deferred tax benefit of $593,000 in the current period. The deferred tax benefit is mainly driven by changes in the fair value of investments and amortization of intangibles.

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Consumer Packaged Goods	$56,331,517	$23,063,374	$33,268,143	144%
Retail	87,541,572	25,851,990	61,689,582	239%
Intersegment Eliminations	(24,233,165)	(4,188,587)	(20,044,578)	n.m.

Total Revenues, Net of Discounts	$119,639,924	$44,726,777	$74,913,147	167%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Consumer Packaged Goods	$102,653,545	$36,558,111	$66,095,434	181%
Retail	163,503,022	41,969,358	121,533,664	290%
Intersegment Eliminations	(43,914,041)	(5,887,529)	(38,026,512)	n.m.

Total Revenues, Net of Discounts	$222,242,526	$72,639,940	$149,602,586	206%

n.m. – not meaningful

Three Months Ended June 30, 2020 vs 2019

Revenues, net of discounts for the Retail segment were $87,541,572, an increase of $61,689,582 or 239%, compared to the three months ended June 30, 2019. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $56,331,517, an increase of $33,268,143 or 144%, compared to the three months ended June 30, 2019. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use of cannabis in Illinois on January 1, 2020, as well as increased sales volume in established markets such as Pennsylvania and Maryland.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Six Months Ended June 30, 2020 vs 2019

Revenues, net of discounts for the Retail Segment were $163,503,022, an increase of $121,533,664 or 290%, compared to the six months ended June 30, 2019. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania, and the acquisition of the Essence stores in Nevada in June 2019.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $102,653,545, an increase of $66,095,434 or 181%, compared to the six months ended June 30, 2019. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use of cannabis in Illinois on January 1, 2020, increased sales volume in established markets such as Pennsylvania, Massachusetts and Maryland and the acquisition of Desert Grown Farms and Cannabiotix in Nevada in June 2019.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of consumer packaged goods, including brands Rythm, Dogwalkers, The Feel Collection and Beboe, among others, primarily to third-party retail customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the six months ended June 30, 2020, revenue was contributed from Consumer Packaged Goods and Retail sales across all twelve markets, which include California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

Gross Profit

Gross profit is revenue less cost of goods sold. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, and allocated overhead which includes allocations of rent, utilities and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross margin measures the Company’s gross profit as a percentage of revenue.

Over the six months ended June 30, 2020, the Company continued to be focused on executing sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets, subject to the Company’s capital allocation plans and the evolving situation with respect to the impact of COVID-19.

Total Expenses

Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and marketing and branding activities. It also includes a significant investment in the corporate infrastructure required to support the Company’s ongoing business.

Retail selling costs generally correlate to revenue. As new locations begin operations, these locations generally experience higher selling costs as a percentage of revenue compared to more established locations, which experience a more constant rate of selling costs. As a percentage of sales, the Company expects selling costs to remain constant in the more established locations and increase in the newer locations as business continues to grow.

General and administrative expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. The Company expects to continue to invest considerably in this area to support aggressive expansion plans and to support the business by attracting and retaining top-tier talent. Furthermore, the Company anticipates an increase in stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being publicly traded in Canada and a U.S. Securities Exchange Commission registrant.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (Loss) Before Non-Controlling Interest	$(11,763,937)	$(20,675,103)	$(15,527,497)	$(30,379,158)
Interest Income	(16,410)	(535,894)	(104,525)	(892,724)
Interest Expense	4,734,908	5,398,054	9,776,350	5,849,932
Provision For Income Taxes	15,378,715	(154,333)	28,527,715	1,081,667
Other Income	5,717,427	6,640,546	(1,068,683)	1,383,893
Depreciation and amortization	14,239,915	6,251,970	26,945,085	9,513,303

Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$28,290,618	$(3,074,760)	$48,548,445	$(13,443,087)

Stock-based compensation, non-cash	5,700,144	3,915,188	10,773,886	9,759,988
Acquisition, transaction and other non-operating costs	1,421,949	1,444,555	1,635,304	3,852,037

Adjusted Operating EBITDA (non-GAAP measure)	$35,412,711	$2,284,983	$60,957,635	$168,938

Liquidity, Financing Activities During the Period, and Capital Resources

As of June 30, 2020, and December 31, 2019 the Company had total current liabilities of $133,444,995 and $111,367,255, respectively, and cash and cash equivalents of $82,942,672 and $46,667,334, respectively to meet its current obligations. The Company had working capital of $19,201,585 as of June 30, 2020, an increase of $21,506,229 as compared to December 31, 2019. This increase in working capital was primarily driven by the $43,838,166 increase in revenue experienced in the second quarter of 2020 over the fourth quarter of 2019 and the corresponding working capital impact from this increase. The Company’s quarterly results were driven by organic growth across the Company’s Consumer Packaged Goods and Retail businesses, particularly in Illinois following the commencement of adult use sales on January 1, 2020, and in Pennsylvania along with the settlement of certain contingent consideration during the quarter.

In the first six months of 2020, Green Thumb generated revenue from all 12 of its markets: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. The Company’s Consumer Packaged Goods revenue grew approximately 20% net of intersegment sales during the three months ended June 30, 2020 as compared to the three months ended March 31, 2020. As of June 30, 2020, Green Thumb’s branded products were sold in over 700 retail stores, including the Company’s Rise and Essence retail stores. The Company’s Retail gross revenue increased 15% during the three months ended June 30, 2020 as compared to the three months ended March 31, 2020, primarily driven by increased transaction activity across the Company’s 48 retail store footprint, which includes two retail stores opened in Illinois and the one retail store opened in Pennsylvania during the quarter.

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

While the Company’s revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first and second quarter of 2020, the uncertain nature of the spread of COVID-19 may impact the Company’s business operations for reasons including the potential quarantine of Green Thumb employees or those of the Company’s supply chain partners and continued designation as “essential” in states where the Company does business that currently or in the future impose restrictions on business operations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and 2019, were as follows:

	Six Months Ended June 30,
	2020	2019
Net Cash provided by (used in) Operating Activities	$60,250,326	$(4,874,188)

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and 2019, were as follows:

	Six Months Ended June 30,
	2020	2019
Net Cash (used in) provided by Investing Activities	$(22,234,932)	$(100,097,530)

Cash Flow from Financing Activities

Net cash (used in) provided by financing activities for the six months ended June 30, 2020 and 2019, were as follows:

	Six Months Ended June 30,
	2020	2019
Net Cash (used in) provided by Financing Activities	$(1,740,056)	$94,745,072

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of June 30, 2020:

	Total	2020	2021	2022	2023	2024	Thereafter
Notes Payable(a)	$105,466,429	$—	$—	$—	$105,466,429	$—	$—
Charitable Contributions	809,887	183,918	187,942	192,054	196,256	49,717	—
Mortgage Payable(b)	1,814,000	82,907	87,209	91,734	96,285	101,490	1,354,375
Interest Due on Notes Payable	36,615,633	6,310,649	12,655,971	12,655,971	4,993,041	—	—
Interest Due on Mortgage Payable	780,475	45,677	87,928	83,516	78,874	74,207	410,273
Operating Leases—Third Party	279,478,764	9,508,748	22,589,952	22,569,154	22,349,279	21,503,153	180,958,478
Operating Leases—Related Parties	16,257,187	644,060	1,307,183	1,337,130	1,367,771	1,255,713	10,345,330
Contingent Consideration	36,528,724	27,542,989	8,985,735	—	—	—	—
Construction Commitments	5,069,000	5,069,000	—	—	—	—	—

Total as of June 30, 2020	$482,820,099	$49,387,948	$45,901,920	$36,929,559	$134,547,935	$22,984,280	$193,068,456

(a)	-	On May 21, 2020, the Company exercised its option to extend the maturity date of its senior secured notes for an additional year. The new maturity date is May 22, 2023. Additionally, this amount excludes $12,703,887 of unamortized debt discount as of June 30, 2020. See Note 6 - Notes Payable for details.
(b)	-	The amount excludes $181,272 of unamortized debt discount as of June 30, 2020. See Note 6 - Notes Payable for details.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1—Overview and Basis of Presentation.

Critical Accounting Policies and Significant Judgements and Estimates

There were no material changes to the Company’s critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s 2019 Form 10-K.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in the Section 2(a) of the Exchange Act, as modified by the Jumpstart Our Business Start-ups Act of 2012, or the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. The Company has elected to take advantage of this extended transition period and as a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk disclosures as set forth in Part II Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 except as described below.

COVID-19

The Company is monitoring COVID-19 closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate severity of the outbreak and its impact on the economic environment is uncertain. Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by the States in which we operate with respect to all customers (except for Massachusetts, where cannabis has been deemed essential only for medical patients, leading to a state-wide suspension of sales of recreational cannabis from March 24, 2020 to May 25, 2020). The Company’s ability to continue to operate without any significant negative operational impact from COVID-19 pandemic will in part depend on the Company’s ability to protect Green Thumb employees, customers and supply chain and continued designation as “essential” in states where the Company does business that currently or in the future impose restrictions on business operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2020. As of December 31, 2019, Green Thumb, as an emerging growth company, was not required to include management’s assessment of Internal Controls over Financial Reporting (“ICFR”) or an attestation report of the Company’s registered public accounting firm in its 2019 Form 10-K. However, management has developed and is in the process of enhancing the Company’s ICFR and its disclosure controls and procedures in preparation for the annual audit of the Company for the 2021 fiscal year. Green Thumb expects to be required to include both management’s assessment of ICFR and the attestation of the Company’s registered public accounting firm regarding the Company’s ICFR in the Company’s 2021 annual report on Form 10-K. Management, including the Chief Executive Officer and Chief Financial Officer, have carefully considered the Company’s progress in the development of the disclosure controls and procedures to date and determined that they were reasonably effective at the assurance level as of June 30, 2020.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a variety of legal proceedings that arise out of operations in the normal course of business. While the results of these legal proceedings cannot be predicted with certainty, the Company believes that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on the Company’s results of operations or financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the 2019 Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company during the six months ended June 30, 2020 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other share classes and new securities resulting from the modification of outstanding securities. The Company sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder, or, in the case of shares in connection with the Company’s 2018 Share and Incentive Plan, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts related to compensation.

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

On May 15, 2020, the Company issued 101,695 Subordinate Voting Shares as deferred share issuances associated with the Company’s 2019 acquisition of Salveo (Rise Canton).

On May 18, 2020, the Company issued 1,109,055 Subordinate Voting Shares as contingent consideration associated with the Company’s 2019 acquisition of Advanced Grow Labs, LLC.

On May 20, 2020, the Company issued 17,112 Subordinate Voting Shares associated with the exercise of broker options issued as part of the Company’s June 12, 2018 reverse takeover of Bayswater Uranium Corporation.

On May 25, 2020, the Company issued 268,620 Subordinate Voting Shares as contingent consideration associated with the Company’s 2019 acquisition of Integral Associates, LLC.

On June 29, 2020, the Company issued 190,000 Subordinate Voting Shares as deferred share issuances associated with the Company’s 2019 acquisition of MC Brands, LLC.

Beginning on January 9, 2020 and continuing through June 26, 2020, the Company converted 260,591 Multiple Voting Shares into 26,059,100 Subordinate Voting Shares.

From January 1, 2020 through February 19, 2020 (the effective date of the filing of the Company’s registration statement on Form S-8), the Company issued, in total, 77,500 Subordinate Voting Shares to holders of the Company’s RSU’s issued under the Company’s 2018 Stock and Incentive Plan, which vested over the same period.

Multiple Voting Shares

Beginning January 15, 2020 and continuing through June 26, 2020, the Company converted 13,953 Super Voting Shares were converted into 13,953 Multiple Voting Shares.

Beginning on January 9, 2020 and continuing through June 26, 2020, the Company converted 260,591 Multiple Voting Shares into 26,059,100 Subordinate Voting Shares.

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

Date: August 13, 2020

GREEN THUMB INDUSTRIES INC.
/s/ Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: August 13, 2020