Form 10-Q
period 2020-09-30
Green Thumb Industries Inc.
filed 2020-11-12
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-56132

GREEN THUMB INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1437430
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

325 West Huron Street, Suite 700 Chicago, Illinois	60654
( Address of principal executive offices)	(zip code)

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

As of November 5, 2020, there were 175,040,286 shares of the registrant’s Subordinate Voting Shares, 6,779,300 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 31,203,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to regulation by the U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties obtaining additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic conditions; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and additional issuances of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.
Unaudited Interim Condensed Consolidated Balance Sheets
As of September 30, 2020 and December 31, 2019
(Amounts Expressed in United States Dollars, Except for Share Amounts)

	September 30, 2020	December 31, 2019
		(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$78,091,073	$46,667,334
Accounts Receivable	13,121,285	7,530,253
Inventories	55,164,258	46,034,481
Prepaid Expenses	6,990,373	6,780,657
Other Current Assets	5,692,248	2,049,886

Total Current Assets	159,059,237	109,062,611
Property and Equipment, Net	177,725,092	155,596,675
Right of Use Assets, Net	99,447,497	63,647,812
Investments	22,210,999	14,068,821
Investment in Associate	11,750,000	10,350,000
Notes Receivable	—	815,937
Intangible Assets, Net	409,655,517	435,246,898
Goodwill	373,081,716	375,084,991
Deposits and Other Assets	1,684,389	3,662,879

TOTAL ASSETS	$1,254,614,447	$1,167,536,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$10,988,374	$8,745,821
Accrued Liabilities	46,311,550	37,184,406
Current Portion of Notes Payable	301,027	206,675
Current Portion of Lease Liabilities	4,654,032	3,833,268
Liability for Acquisition of Noncontrolling Interest	—	5,500,000
Contingent Consideration Payable	27,100,000	50,391,181
Income Tax Payable	16,543,826	5,505,904

Total Current Liabilities	105,898,809	111,367,255
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	102,408,462	61,115,737
Notes Payable, Net of Current Portion and Debt Discount	96,758,233	91,140,194
Contingent Consideration Payable	9,215,360	8,545,558
Warrant Liability	18,513,000	15,879,843
Deferred Income Taxes	41,744,283	36,279,361

TOTAL LIABILITIES	374,538,147	324,327,948
COMMITMENTS AND CONTINGENCIES SHARE HOLDERS’ EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2020: Unlimited, 162,999,921 and 162,999,921, respectively, at December 31, 2019: Unlimited, 128,999,964 and 128,999,964, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2020: Unlimited, 120,910 and 120,910, respectively, at December 31, 2019: Unlimited, 373,350 and 373,350, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2020: Unlimited, 379,336 and 379,336, respectively, at December 31, 2019: Unlimited, 402,289 and 402,289, respectively)	—	—
Share Capital	1,041,770,917	980,638,701
Contributed Surplus	1,656,498	3,960,854
Deferred Share Issuances	1,835,331	16,587,798
Accumulated Deficit	(167,963,430)	(160,491,590)

Equity of Green Thumb Industries Inc.	877,299,316	840,695,763
Noncontrolling interests	2,776,984	2,512,913

TOTAL SHAREHOLDERS’ EQUITY	880,076,300	843,208,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,254,614,447	$1,167,536,624

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2020 and 2019

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net of discounts	$157,103,841	$67,990,907	$379,346,367	$140,630,847
Cost of Goods Sold, net	(70,146,676)	(35,849,783)	(175,707,874)	(74,196,750)

Gross Profit	86,957,165	32,141,124	203,638,493	66,434,097

Expenses:
Selling, General, and Administrative	49,745,979	30,764,406	144,823,947	88,013,769

Total Expenses	49,745,979	30,764,406	144,823,947	88,013,769

Income (Loss) From Operations	37,211,186	1,376,718	58,814,546	(21,579,672)

Other Income (Expense):
Other Income (Expense), net	6,432,883	(6,585,540)	7,501,566	(7,969,433)
Interest Income, net	5,397	407,509	109,922	1,300,233
Interest Expense, net	(4,460,125)	(5,912,290)	(14,236,475)	(11,762,222)

Total Other Income (Expense)	1,978,155	(12,090,321)	(6,624,987)	(18,431,422)

Income (Loss) Before Provision for Income Taxes And Non-Controlling Interest	39,189,341	(10,713,603)	52,189,559	(40,011,094)

Provision For Income Taxes	28,436,332	3,624,333	56,964,047	4,706,000

Net Income (Loss) Before Non-Controlling Interest	10,753,009	(14,337,936)	(4,774,488)	(44,717,094)

Net Income Attributable to Non-Controlling Interest	1,109,080	252,857	2,697,352	328,804

Net Income (Loss) Attributable To Green Thumb Industries Inc.	$9,643,929	$(14,590,793)	$(7,471,840)	$(45,045,898)

Net Income (Loss) per share - basic	$0.04	$(0.07)	$(0.04)	$(0.24)

Net Income (Loss) per share - diluted	$0.04	$(0.07)	$(0.04)	$(0.24)

Weighted average number of shares outstanding - basic	211,990,405	204,709,085	210,127,323	184,851,805

Weighted average number of shares - outstandingdiluted	214,212,292	204,709,085	210,127,323	184,851,805

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Share Capital	Shares to Be Issued	Contributed Surplus	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, July 1, 2019	$950,736,500	$—	$(4,997,380)	$16,587,798	$(131,830,288)	$(392,655)	$830,103,975

Issuance of shares under business combinations and investments	14,085,238	—	88	—	—	—	14,085,326

Stock based compensation	—	—	3,564,095	—	—	—	3,564,095

Shares withheld in lieu of cash	—	—	(125,060)	—	—	—	(125,060)

Distributions to limited liability company unit holders	—	—	—	—	—	(1,900,000)	(1,900,000)

Net (loss) income	—	—	—	—	(14,590,793)	252,857	(14,337,936)

Balance, September 30, 2019	$964,821,738	$—	$(1,558,257)	$16,587,798	$(146,421,081)	$(2,039,798)	$831,390,400

Balance, January 1, 2019	$397,590,465	$27,773,234	$14,202,659	$—	$(100,876,937)	$3,497,459	$342,186,880

Adoption of ASC 842, Leases	—	—	—	—	(498,246)	—	(498,246)

Noncontrolling interests adjustment for change in ownership	27,773,234	(27,773,234)	4,200,382	—	—	—	4,200,382

Contributions from limited liability company unit holders	—	—	—	—	—	1,650,000	1,650,000

Issuance of shares under business combinations and investments	509,568,665	—	(23,813,393)	—	—	—	485,755,272

Reciprocal derivative instrument	—	—	(4,526,401)	—	—	—	(4,526,401)

Issuance of shares for redemption of noncontrolling interests	29,889,374	—	(4,820,527)	—	—	—	25,068,847

Deferred share issuances	—	—	—	16,587,798	—	—	16,587,798

Stock based compensation	—	—	13,324,083	—	—	—	13,324,083

Shares withheld in lieu of cash	—	—	(125,060)	—	—	—	(125,060)

Distributions to limited liability company unit holders	—	—	—	—	—	(7,516,061)	(7,516,061)

Net (loss) income	—	—	—	—	(45,045,898)	328,804	(44,717,094)

Balance, September 30, 2019	$964,821,738	$—	$(1,558,257)	$16,587,798	$(146,421,081)	$(2,039,798)	$831,390,400

Balance, July 1, 2020	$1,004,812,062	$—	$6,545,712	$15,280,000	$(177,607,359)	$2,367,904	$851,398,319

Noncontrolling interests adjustment for change in ownership	—	—	5,700,000	—	—	—	5,700,000

Issuance of shares for redemption of noncontrolling interests	20,078,940	—	(14,728,940)	—	—	—	5,350,000

Distribution of contingent consideration	2,690,914	—	—	—	—	—	2,690,914

Distribution of deferred shares	13,444,669	—	—	(13,444,669)	—	—	—

Exercise of options and warrants	744,332	—	(295,908)	—	—	—	448,424

Stock based compensation	—	—	4,435,634	—	—	—	4,435,634

Distributions to third party and limited liability company unit holders	—	—	—	—	—	(700,000)	(700,000)

Net income	—	—	—	—	9,643,929	1,109,080	10,753,009

Balance, September 30, 2020	$1,041,770,917	$—	$1,656,498	$1,835,331	$(167,963,430)	$2,776,984	$880,076,300

Balance, January 1, 2020	$980,638,701	$—	$3,960,854	$16,587,798	$(160,491,590)	$2,512,913	$843,208,676

Contributions from limited liability company unit holders	—	—	—	—	—	50,000	50,000

Issuance of shares under business combinations and investments	2,524,560	—	(2,678,489)	—	—	—	(153,929)

Issuance of shares for redemption of noncontrolling interests	20,078,940	—	(14,728,940)	—	—	—	5,350,000

Distribution of contingent consideration	22,885,813	—	—	—	—	—	22,885,813

Distribution of deferred shares	14,752,467	—	—	(14,752,467)	—	—	—

Issueance of warrants	—	—	181,272	—	—	—	181,272

Exercise of options and warrants	890,436	—	(234,340)	—	—	—	656,096

Stock based compensation	—	—	15,209,518	—	—	—	15,209,518

Distributions to third party and limited liability company unit holders	—	—	(53,377)	—	—	(2,483,281)	(2,536,658)

Net (loss) income	—	—	—	—	(7,471,840)	2,697,352	(4,774,488)

Balance, September 30, 2020	$1,041,770,917	$—	$1,656,498	$1,835,331	$(167,963,430)	$2,776,984	$880,076,300

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Green Thumb Industries Inc.	$(7,471,840)	$(45,045,898)
Net income attributable to non-controlling interest	2,697,352	328,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,479,960	17,528,891
Amortization of operating lease assets	18,987,980	4,229,889
Loss on disposal of property and equipment	29,858	—
(Gain) loss from investment in associate	—	56,423
Bad debt expense	315,798	—
Deferred income taxes	4,377,000	(5,712,000)
Stock based compensation	15,209,520	13,324,083
Decrease (increase) in fair value of investments	(9,542,178)	886,002
Changes in value of liabilities related to put option and purchase of noncontrolling interests	—	(823,550)
Interest on contingent consideration payable and acquisition liabilities	998,842	3,258,804
Decrease in fair value of contingent consideration	(425,424)	—
Increase in fair value of warrant liability	2,060,771	—
Decrease in fair value of note receivable	815,937	7,424,727
Amortization of debt discount	4,048,531	2,100,738
Changes in operating assets and liabilities:
Accounts receivable	(5,616,054)	1,165,271
Inventories	(9,129,777)	(9,478,848)
Prepaid expenses and other current assets	(4,142,854)	(3,237,772)
Deposits and other assets	1,567,458	1,045,821
Accounts payable	2,242,553	1,707,947
Accrued liabilities	13,609,399	14,451,557
Operating lease liabilities	(12,674,176)	(4,184,228)
Income tax payable	14,617,544	260,535

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	71,056,200	(712,804)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(49,221,442)	(66,875,245)
Proceeds from disposal of assets	11,799,025	—
Repayment of debenture investments	—	3,000,000
Purchase of businesses, net of cash acquired	—	(108,067,892)

NET CASH USED IN INVESTING ACTIVITIES	(37,422,417)	(171,943,137)

CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	50,000	1,650,000
Distributions to third parties and limited liability company unit holders	(2,536,658)	(7,516,061)
Proceeds from exercise of options and warrants	656,096	—
Proceeds from issuance of notes payable	—	117,435,724
Payment for purchase of noncontrolling interest	(150,000)	—
Principal repayment of notes payable	(229,482)	(18,778,140)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,210,044)	92,791,523

CASH, CASH EQUIVALENTS AND RESTRICED CASH:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,423,739	(79,864,418)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,667,334	145,986,072

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,091,073	$66,121,654

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,418,727	$5,964,621

NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital expenditures	$(6,798,187)	$4,232,914

Noncash increase in right of use asset	$(36,854,352)	$(22,233,609)

Noncash increase in lease liability	$36,854,352	$22,731,855

Net liability upon adoption of ASC 842, Leases	$—	$(498,246)

Exercise of put option	$—	$4,200,382

Warrants attributable to debt issuance	$753,658	$—

Mortgages associated with dispensaries	$2,647,000	$—

Liability for purchase of noncontrolling interest	$(5,350,000)	$—

Liability associated with acquisition agreement	$2,000,000	$—

Issuance of shares under acquisition agreement	$22,485,670	$(485,476,925)

Deferred share issuances	$(14,752,467)	$16,587,798

Acquisitions

Inventory	$—	$13,602,245
Accounts receivable	—	2,117,412
Property and equipment	80,615	17,341,103
Right of use assets	—	4,154,672
Identifiable intangible assets	(145,000)	305,625,592
Goodwill	(2,003,275)	393,278,807
Deposits and other assets	603,988	1,694,533
Liabilities assumed	(1,302,604)	(9,489,616)
Lease liabilities	—	(4,154,672)
Contingent liabilities	—	(52,864,000)
Equity interests issued	503,389	(485,476,925)
Deferred share issuances	—	(16,587,798)
Conversion of note receivable previously issued	—	(27,025,800)
Acquisition liability	(228,813)	(1,630,893)
Deferred income taxes	2,491,700	(32,448,100)

	$—	$—

RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents	$75,116,621	$66,121,654
Restricted cash	2,974,452	—

TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICED CASH	$78,091,073	$66,121,654

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.	Overview and Basis of Presentation

(a)	Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”) is promoting well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm and The Feel Collection, primarily to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain of retail cannabis stores named Rise™ and a Las Vegas, Nevada area chain of retail cannabis stores named Essence. As of September 30, 2020, Green Thumb has revenue in twelve markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, and Pennsylvania).

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

The Company’s registered office is located at 885 West Georgia Street, Suite 2200, Vancouver, British Columbia, V6C 3E8, Canada. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2020.

(c)	Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the Company’s 2019 Form 10-K.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.	Overview and Basis of Presentation (Continued)

(d)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to shareholders by the weighted average number of common shares (Subordinate Voting Shares, Multiple Voting Shares on an as converted basis, and Super Voting Shares on an as converted basis) outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the basic earnings (loss) per share calculations. Diluted earnings (loss) per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. At September 30, 2020, the Company had 5,782,599 options, 688,507 restricted stock units and 2,520,794 warrants outstanding. At September 30, 2019, the Company had 6,031,833 options, 1,479,038 restricted stock units and 2,041,735 warrants outstanding.

In order to determine diluted earnings (loss) per share, it is assumed that any proceeds from the exercise of dilutive unvested restricted stock units, stock options, and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted loss per share calculation excludes any potential exercise of restricted stock units, stock options or warrants that would decrease loss per share. For the three months ended September 30, 2020, the computation of diluted loss per share included 1,928,946 options, 151,458 restricted stock units and 141,482 warrants. No potentially dilutive common share equivalents were included in the computation of diluted loss per share for the three months ended September 30, 2019 and nine months ended September 30, 2020 and 2019 because their impact was anti-dilutive.

(e)	Recently Adopted Accounting Standards

(i)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted the new standard in the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

(iii)

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)(“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new standard in the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

(f)	Recently Issued Accounting Standards

(i)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

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

(iii)

On August 5, 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

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

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the first nine months of 2020, the uncertain nature of the spread of COVID-19 may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners, and the Company’s continued designation as an “essential” business in states where the Company does business that currently or in the future impose restrictions on its business operations. The estimates and assumptions used in the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2020 include, but are not limited to certain judgmental reserves requiring management to makes estimates based on current information. The carrying value of the Company’s goodwill and other long-lived assets, may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company’s financial statements.

2.	INVENTORIES

The Company’s inventories include the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Raw Material	$3,603,977	$6,375,032
Packaging and Miscellaneous	6,173,017	4,887,970
Work in Process	24,945,006	20,162,723
Finished Goods	22,430,016	16,640,629
Reserve for Obsolete Inventory	(1,987,758)	(2,031,873)

Total Inventories	$55,164,258	$46,034,481

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

3.	PROPERTY AND EQUIPMENT

At September 30, 2020, property and equipment consisted of the following:

Cost	Land	Buildings and Improvements	Equipment, Computers and Furniture	Leasehold Improvements	Capitalized Interest	Assets Under Construction	Total
As at January 1, 2020	$3,272,439	$33,377,471	$35,509,871	$68,681,497	$2,500,000	$21,372,116	$164,713,394
Additions	586.867	21,128,482	4,794,342	12,413,970	342,966	6,118,878	45,385,505
Disposals	(979,930)	(4,507,086)	—	—	—	(6,978,389)	(12,465,405)

As at September 30, 2020	$2,879,376	$49,998,867	$40,304,213	$81,095,467	$2,842,966	$20,512,605	$197,633,494

Accumulated Depreciation
As at January 1, 2020	$—	$2,236,254	$3,882,178	$2,998,287	$—	$—	$9,116,719
As at September 30, 2020	$—	$2,939,951	$8,375,318	$8,426,333	$166,800	$—	$19,908,402

Net book value
As at January 1, 2020	$3,272,439	$31,141,217	$31,627,693	$65,683,210	$2,500,000	$21,372,116	$155,596,675
As at September 30, 2020	$2,879,376	$47,058,916	$31,928,895	$72,669,134	$2,676,166	$20,512,605	$177,725,092

At December 31, 2019, property and equipment consisted of the following:

Cost	Land	Buildings and Improvements	Equipment, Computers and Furniture	Leasehold Improvements	Capitalized Interest	Assets Under Construction	Total
As at January 1, 2019	$2,243,085	$20,861,988	$11,001,498	$18,435,893	$—	$16,664,958	$69,207,422
Additions	4,393,030	28,217,500	23,109,209	38,002,678	2,500,000	4,678,084	100,900,501
Additions from acquisitions	—	—	4,253,362	12,242,926	—	29,074	16,525,362
Disposals	(3,363,676)	(15,702,017)	$(2,854,198)	—	—	—	(21,919,891)

As at December 31, 2019	$3,272,439	$33,377,471	$35,509,871	$68,681,497	$2,500,000	$21,372,116	$164,713,394

Accumulated Depreciation
As at January 1, 2019	$—	$1,351,230	$1,524,114	$1,007,998	$—	$—	$3,883,342
As at December 31, 2019	$—	$2,236,254	$3,882,178	$2,998,287	$—	$—	$9,116,719

Net book value
As at January 1, 2019	$2,243,085	$19,510,758	$9,477,384	$17,427,895	$—	$16,664,958	$65,324,080
As at December 31, 2019	$3,272,439	$31,141,217	$31,627,693	$65,683,210	$2,500,000	$21,372,116	$155,596,675

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three and nine months ended September 30, 2020 totaled $2,003,585 and $11,193,570, respectively of which $311,315 and $5,571,477, respectively, is included in cost of goods sold. Depreciation expense for the three and nine months ended September 30, 2019 totaled $2,494,601 and $5,113,195, respectively of which $1,732,146 and $3,541,236, respectively, is included in cost of goods sold.

On January 31, 2020, the Company closed a sale and lease back transaction to sell its Toledo, Ohio processing facility to Innovative Industrial Properties (“IIP”). Under the long-term agreement, the Company will lease back the facility and continue to operate and manage it. As a result of the sale, the Company disposed of $205,000 of land and $2,695,000 of construction in progress. There was no gain or loss on the sale.

On March 6, 2020, the Company closed a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to IIP. Under the long-term agreement, the Company will lease back the facility and continue to operate and manage it. As a result of the sale, the Company disposed of $774,930 of land, $4,507,086 of buildings and improvements and $3,813,636 of construction in progress. The Company recognized a gain on the sale of Oglesby facility of $239,096 which was recorded within other income (expense) on the unaudited interim condensed consolidated statement of operations.

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

At September 30, 2020 intangible assets consisted of the following:

	Licenses and Permits	Tradenames	Customer Relationships	Non-Competition Agreements	Total
Cost
As at January 1, 2020	$336,954,213	$97,455,590	$25,258,000	$2,585,480	$462,253,283
Adjustments to Purchase Price Allocation	(145,000)	1,840,009	—	—	1,695,009

As at September 30, 2020	$336,809,213	$99,295,599	$25,258,000	$2,585,480	$463,948,292

Accumulated Amortization
As at January 1, 2020	$18,477,500	$4,121,800	$3,932,416	$474,669	$27,006,385
Amortization	17,701,556	6,412,282	2,777,802	394,750	27,286,390

As at September 30, 2020	$36,179,056	$10,534,082	$6,710,218	$869,419	$54,292,775

Net book value
As at January 1, 2020	$318,476,713	$93,333,790	$21,325,584	$2,110,811	$435,246,898
As at September 30, 2020	$300,630,157	$88,761,517	$18,547,782	$1,716,061	$409,655,517

At December 31, 2019 intangible assets consisted of the following:

	Licenses and Permits	Tradenames	Customer Relationships	Non-Competition Agreements	Total
Cost
As at January 1, 2019	$89,705,213	$360,000	$820,000	$20,480	$90,905,693
Additions from acquisitions	247,249,000	97,095,590	24,438,000	2,565,000	371,347,590

As at December 31, 2019	$336,954,213	$97,455,590	$25,258,000	$2,585,480	$462,253,283

Accumulated Amortization
As at January 1, 2019	$2,322,715	$—	$204,500	$12,800	$2,540,015
Amortization	16,154,785	4,121,800	3,727,916	461,869	24,466,370

As at December 31, 2019	$18,477,500	$4,121,800	$3,932,416	$474,669	$27,006,385

Net book value
As at January 1, 2019	$87,382,498	$360,000	$615,500	$7,680	$88,365,678
As at December 31, 2019	$318,476,713	$93,333,790	$21,325,584	$2,110,811	$435,246,898

The Company recorded amortization expense for the three and nine months ended September 30, 2020 of $9,531,290 and $27,286,390, respectively, and for the three and nine months ended September 30, 2019 of $5,419,212, and $12,415,696, respectively. During the second quarter of 2020, the Company recorded a measurement period adjustment in connection with its June 27, 2019 acquisition of MC Brands, LLC of $1,840,009 which increased intangible assets and share capital. The remainder of the adjustments to purchase price allocations relate to the finalization of several 2019 acquisitions.

In addition, the Company reviewed the estimated useful lives of its intangible assets as part of the Company’s plans to rebrand one of its retail stores. Based on that review, the Company determined that certain intangible assets associated with the Company’s retail tradenames have a useful life shorter than initially estimated.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4.	INTANGIBLE ASSETS AND GOODWILL (Continued)

Beginning July 1, 2020, the Company adjusted the useful life of its retail tradename associated with the acquisition of Essence from 15 years to 7 years. The change in useful life was made as a prospective adjustment and resulted in an increase in amortization expense of $1,266,880 for the remainder of 2020, $5,067,520 annually for years 2021 through 2024, and a net reduction in amortization expense of $21,536,960 thereafter.

The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2020 and illustrates the effect of the change in useful life of the Essence tradename discussed above:

Year Ending December 31,	Estimated Amortization (Prior to Change in Useful Life)	Increase (Decrease) from Change in Useful Life	Estimated Amortization (After Change in Useful Life)
Remainder of 2020	$8,426,261	$1,266,880	$9,693,141
2021	33,705,044	5,067,520	38,772,564
2022	33,274,305	5,067,520	38,341,825
2023	33,191,489	5,067,520	38,259,009
2024	32,610,156	5,067,520	37,677,676
Thereafter	268,448,262	(21,536,960)	246,911,302

	$409,655,517	$—	$409,655,517

Goodwill

At September 30, 2020, Goodwill consisted of the following:

	Retail	Consumer Packaged Goods	Total
As at January 1, 2020	$119,873,759	$255,211,232	$375,084,991
Adjustments to Purchase Price Allocations	1,191,425	(3,194,700)	(2,003,275)

As at September 30, 2020	$121,065,184	$252,016,532	$373,081,716

At December 31, 2019, Goodwill consisted of the following:

	Retail	Consumer Packaged Goods	Total
As at January 1, 2019	$15,286,360	$23,918,000	$39,204,360
Acquisition of Advanced Grow Labs, LLC	16,756,250	44,572,349	61,328,599
Acquisition of Integral Associates, LLC	46,655,753	69,323,570	115,979,323
Other Acquisitions	32,936,590	120,963,598	153,900,188
Adjustments to Purchase Price Allocations	8,238,808	(3,566,285)	4,672,523

As at December 31, 2019	$119,873,759	$255,211,232	$375,084,991

During the nine months ended September 30, 2020, the Company recorded measurement period adjustments resulting in a net decrease in goodwill of $2,003,275 associated with various acquisitions. In regard to the Consumer Packaged Goods segment, the Company recorded measurement period adjustments associated with its acquisition of For Success Holdings Company and Advanced Grow Labs, LLC of $1,687,700 and $1,507,000, respectively, which represented a reduction in the value of goodwill and deferred tax liabilities. Regarding the Retail segment, the Company recorded measurement period adjustments associated with its acquisition of Fiorello Pharmaceuticals, Inc. of $1,000,000 which represented an increase in the value of goodwill and corresponding adjustment to current liabilities. The remainder of the adjustments to the Retail segment represent the finalization of purchase price allocations related to other 2019 acquisitions.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5.	LEASES

(a)	Operating Leases Under Accounting Standards Update No. 2016-02

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. On January 1, 2019, the Company adopted the ASU 2016-02 and all related amendments, using the optional transition method (modified retrospective approach) applied to leases at the adoption date. Under the modified retrospective approach, comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Additionally, an adjustment was recorded to accumulated deficit to account for the initial adoption of the standard.

For additional information regarding the adoption of ASU 2016-02, see Note 9 – Leases in the 2019 Form 10-K.

Other information related to operating leases as of and for the three and nine months ending September 30, 2020 were as follows:

As of September 30, 2020
Weighted average remaining lease term	10.81
Weighted average discount rate	13.2%

Maturities of lease liabilities for operating leases as of September 30, 2020 were as follows:

	Maturities of Lease Liability
	Third Party	Related Party	Total
Remainder of 2020	$4,767,957	$322,287	$5,090,244
2021	22,243,662	1,307,183	23,550,845
2022	22,285,836	1,337,130	23,622,966
2023	22,092,882	1,367,771	23,460,653
2024	21,387,294	1,255,714	22,643,008
2025 and Thereafter	183,998,689	10,345,330	194,344,019

Total Lease Payments	276,776,320	15,935,415	292,711,735

Less: Interest	(177,811,636)	(7,837,605)	(185,649,241)

Present Value of Lease Liability	$98,964,684	$8,907,810	$107,062,494

For the three and nine months ended September 30, 2020 the Company recorded operating lease expense of $6,590,553 and $19,021,190, respectively. For the three and nine months ended September 30, 2019, the Company recorded operating lease expenses of $1,962,561 and $4,229,889, respectively.

(b)	Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for certain facilities in Florida, Illinois, Maryland, Massachusetts and Nevada.

Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns certain facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5.	LEASES (Continued)

(b)	Related Party Operating Leases (Continued)

and nine months ended September 30, 2020, the Company recorded lease expense of $157,076 and $601,753, respectively, associated with these leasing arrangements. For the three and nine month ended September 30, 2019, the Company recorded operating lease expenses of $148,226 and $339,961, respectively, associated with these leasing arrangements.

On June 5, 2020, a wholly owned subsidiary of the Company purchased the building and building improvements of the Company’s dispensary located in Joliet, Illinois for $1,814,000 from Mosaic Real Estate Joliet, LLC. The transaction resulted in the termination of the Illinois related party leasing arrangement. For additional information see Note 6 – Notes Payable.

In connection with the Company’s acquisition of Integral Associates, LLC, the Company, through a subsidiary, leases property from Durango Teco Partners, LLC, which commenced on June 27, 2020 for an Essence retail store in Nevada. Durango Teco Partners, LLC is owned in part by Armenco Capital LLC, which is in turn owned in part by Alejandro Yemenidjian, a former owner of Integral Associates, LLC and a current director of the Company. The lease has a ten year term. For the three and nine months ended September 30, 2020, the Company recorded lease expense of $58,332 and $77,776, respectively, associated with this lease.

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

Following the end of the third quarter of 2020, on October 1, 2020, the Company and IIP agreed to amend the lease on the Toledo, Ohio processing facility. Under the amendment, IIP will provide an additional $25,000,000 in funding to be used for the construction of a cannabis cultivation facility at the property, which currently houses a separate cannabis processing facility. Assuming full payment of the additional funding, IIP’s total investment in the property pursuant to the sale and leaseback transaction and related amendment will be $32,200,000. The Company is in process of evaluating the lease amendment and will conclude on the classification, and value of the right of use asset and related lease liability in the following quarter.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6.	NOTES PAYABLE

At September 30, 2020 and December 31, 2019, notes payable consisted of the following:

	September 30, 2020	December 31, 2019

In connection with an acquisition completed in 2017, the Company is required to make quarterly charitable contributions of $50,000 through October 2024. The net present value of these required payments has been recorded as a liability with an interest rate of 2.17%.	$763,284	$970,957

Private placement debt dated May 22, 2019, in the original amount of $105,466,429 with an interest rate of 12.00%, matures on May 22, 2023. The debt was issued at a discount, the carrying value of which is $11,618,400 as of September 30, 2020	93,848,029	90,375,912

Rise Joliet mortgage dated June 5, 2020, in the original amount of $1,814,000 with an interest rate of 5.00%, matures on June 5, 2035. The debt was issued at a discount, the carrying value of which is $177,244 as of September 30, 2020.	1,616,606	—

Rise Lakewood mortgage dated August 20, 2020, in the original amount of $833,000 with an interest rate of 7.25%, matures on August 20, 2025.	831,341	—

Total notes payable	97,059,260	91,346,869
Less: current portion of notes payable	(301,027)	(206,675)

Notes payable, net of current portion	$96,758,233	$91,140,194

(a)	Extension of Private Placement Financing

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

On June 5, 2020, the Company closed on a secured promissory note (the “Mortgage”) of $1,814,000. The Mortgage bears interest of 5% per annum and matures on June 5, 2035. The Mortgage provided by the lender was used to purchase the building and building improvements of one of the Company’s dispensaries located in Joliet, Illinois that the Company previously leased from Mosaic Real Estate Joliet, LLC, a related party. As part of the transaction, the Company issued 35,000 warrants valued at $181,272 using a Black Scholes Option Pricing model which were accounted for as equity and recorded as a discount on the Mortgage.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6.	NOTES PAYABLE (Continued)

(c)	Mortgage on Lakewood, Ohio Dispensary

On August 20, 2020, the Company closed on a secured promissory note (the “Lakewood Mortgage”) of $833,000. The Lakewood Mortgage bears interest of 7.25% per annum and matures on August 20, 2025. The Lakewood Mortgage provided by the lender was used to purchase the land, building and building improvements of one of the Company’s dispensaries located in Lakewood, Ohio that the company previously leased.

(d)	Related Parties

The private placement debt is held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (through AG Funding Group, LLC); and Anthony Georgiadis, the Chief Financial Officer and a director of the Corporation (through Three One Four Holdings, LLC and ABG, LLC).

7.	WARRANTS

As part of the Company’s private placement financing and Mortgage on the Joliet, Illinois dispensary, the Company issued warrants to related parties, as well as un-related third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number warrants outstanding as of September 30, 2020 and December 31, 2019:

	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life
	Liability Classified				Equity Classified
Balance as at December 31, 2019	2,406,811	C$	18.59	4.86	-	$-	-
Additional Modification Warrants	84,924		14.03	5.00	-	-	-
Dispensary Mortgage Warrants	-		-	-	35,000	9.10	5.00
Warrants Exercised	(5,941)		12.42	5.00	-	-	-

Balance as at September 30, 2020	2,485,794	C$	18.45	4.87	35,000	$9.10	5.00

(a)	Additional Modification Warrants

As part of the November 9, 2019 modification of the Notes, the Company agreed to issue 84,924 additional warrants by May 22, 2020 to participating lenders in the event the Company decided to raise additional capital or to the original lenders involved in the May 22, 2019 private placement financing in the event the Company did not. On May 21, 2020, the Company issued the warrants to the original lenders involved in the private placement financing which allows the holder to purchase 84,924 Subordinate Voting Shares. The warrants are denominated in CAD. Upon issuance, the Company recorded an additional amount to debt discount with a corresponding amount to the warrant liability of $572,387, which was measured at fair value using the following assumptions:

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7.	WARRANTS (Continued)

(a)	Additional Modification Warrants (continued)

Significant Assumptions	May 21, 2020 (Date of Issuance)
Volatility	100%
Remaining Term	5 years
Risk Free Rate	0.42%

(b)	Dispensary Mortgage Warrants

On June 5, 2020, as part of the $1,814,000 promissory note, the Company issued warrants that allow the promissory noteholder to purchase 35,000 Subordinate Voting Shares. These warrants are denominated in USD, which is the Company’s functional currency. As such, upon issuance, the Company recorded an additional amount to debt discount with a corresponding amount to contributed surplus of $181,272 which was measured at fair value using a Black Scholes Options Pricing model. The Company did not incur any other material fees related to the promissory note.

(c)	Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at September 30, 2020 and December 31, 2019:

Warrant Liability	Strike Price		Warrants Outstanding	September 30, 2020	December 31, 2019
Bridge Financing Warrants	C$	22.90	218,964	$1,065,000	$1,385,400
Private Placement Financing Warrants	C$	19.39	1,822,771	13,457,000	12,189,169
Modification Warrants Additional Modification Warrants	C$ C$	12.04 14.03	360,256 83,803	3,251,500 739,500	2,305,274 —

Totals			2,485,794	$18,513,000	$15,879,843

During the three and nine months ended September 30, 2020, the Company recorded a loss of $3,181,114 and a loss of $2,060,771, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 13 - Fair Value Measurements for additional details):

Significant Assumptions	September 30, 2020	December 31, 2019
Volatility	85.36% - 89.50%	117.43% - 123.64%
Remaining Term	2.03 - 4.64 years	2.78 - 4.86 years
Risk Free Rate	0.25% - 0.34%	1.68% - 1.69%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7.	WARRANTS (Continued)

(e)	Equity Classified Warrants Outstanding

The following table summarizes the fair value of the equity classified warrants at September 30, 2020 and December 31, 2019:

Warrants Included in Contributed Surplus	Strike Price	Warrants Outstanding	September 30, 2020	December 31, 2019
Dispensary Mortgage Warrants	$9.10	35,000	$181,272	$—

The following table summarizes the significant assumptions used in determining the fair value of the equity classified warrants as of each reporting date:

Significant Assumptions	September 30, 2020	December 31, 2019
Volatility	80%	—
Remaining Term	5 years	—
Risk Free Rate	0.37%	—

8.	INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income/(Loss) before Income Taxes	$39,189,341	$(10,713,603)	$52,189,559	(40,011,094)
Income Tax Expense	$28,436,332	$3,624,333	$56,964,047	4,706,000
Effective Tax Rate	72.6%	-33.8%	109.1%	-11.8%

Historically, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year “ordinary” income or loss for the respective reporting period. For the nine months ended September 30, 2020, the Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the early growth stage of the business.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The effective tax rate for the three and nine months ended September 30, 2020 varies widely from the three and nine months ended September 30, 2019, respectively, primarily due to the Company reporting pre-tax loss in 2019 as opposed to pre-tax income in 2020. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the three and nine months ended September 2019.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8.	INCOME TAXES (Continued)

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits were approximately $16,264,727 and $2,113,263 as of September 30, 2020 and December 31, 2019, respectively, recorded within Deferred Income Taxes.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

Taxes paid during the nine months ended September 30, 2020 and 2019 were $37,820,228 and $10,534,408, respectively.

9.	INVESTMENTS

The Company holds direct equity investments in cannabis companies, some of which converted from notes which matured August 1, 2020. The following table summarizes the change in the Company’s investments as of September 30, 2020:

	Convertible Notes Receivable	Equity	Total
Balance at January 1, 2020	$7,533,000	$6,535,821	$14,068,821
Additions	—	25,000	25,000
Conversion of notes receivable	(7,533,000)	7,533,000	—
Fair value adjustment	—	8,117,178	8,117,178

Balance at September 30, 2020	$—	$22,210,999	$22,210,999

As of September 30, 2020, the Company updated its valuation for the notes that converted to equity as well as certain equity investments. The equity investments were valued using a market approach using the following significant assumptions:

September 30, 2020
Discount for lack of control	13%
Discount for lack of marketability	10%-30%

The following table summarizes the change in the Company’s investments as of December 31, 2019:

	Convertible Notes Receivable	Equity	Total
Balance at January 1, 2019	$30,336,000	$10,597,283	$40,933,283
Fair value adjustment	(1,398,000)	(4,061,462)	(5,459,462)
Applied to consideration in business combination	(21,405,000)	—	(21,405,000)

Balance at December 31, 2019	$7,533,000	$6,535,821	$14,068,821

The calculated fair values are recorded as a Level 3 fair value investment as of September 30, 2020 and December 31, 2019. See Note 13 - Fair Value Measurements for additional details. As of December 31, 2019, the convertible notes receivable were valued using the Binomial Lattice Model, which is based on a generalized binomial option pricing formula, using the following assumptions:

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9.	INVESTMENTS (Continued)

December 31, 2019
Risk free rate	1.58% -2.46%
Equity Volatility	58% - 106%
Market Yield	15% - 18%
Probability of Qualified Financing	0%
Probability of Sale	30%
Probability of No Event	70%

10.	SHARE CAPITAL

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

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the nine months ending September 30, 2020, the shareholders of the Company converted 252,440 Multiple Voting Shares into 25,244,000 Subordinate Voting Shares and 22,953 Super Voting Shares into 2,295,300 Subordinate Voting Shares.

(ii)	Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At September 30, 2020, the Company had 120,910 issued and outstanding Multiple Voting Shares, which convert into 12,091,000 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the nine months ending September 30, 2020, the shareholders of the Company converted 252,440 Multiple Voting Shares into 25,244,000 Subordinate Voting Shares.

(iii)	Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At September 30, 2020, the Company had 379,336 issued and outstanding Super Voting Shares which convert into 37,933,600 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the nine months ending September 30, 2020, the shareholders of the Company converted 22,953 Super Voting Shares into 2,295,300 Subordinate Voting Shares.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.	SHARE CAPITAL (Continued)

(b)	Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at December 31, 2019	128,999,964	373,350	402,289
Issuance of shares under business combinations and investments	238,450	—	—
Distribution of contingent consideration	2,713,463	—	—
Distribution of deferred shares	1,220,548	—	—
Issuance of shares for redemption of noncontrolling interests	1,315,789	—	—
Issuance of shares upon exercise of options and warrants	71,384	—	—
Issuances of shares upon vesting of RSUs	901,023	—	—
Exchange of shares	27,539,300	(252,440)	(22,953)

As at September 30, 2020	162,999,921	120,910	379,336

1.	Issuance of Shares Under Business Combinations and Investments

MC Brands, LLC

On June 29, 2020, the Company issued 190,000 Subordinate Voting Shares with a value of $1,840,009 in connection with the Company’s June 27, 2019 acquisition of MC Brands, LLC. The shares issued resulted in an increase in share capital and a corresponding increase to intangible assets on the Company’s unaudited interim condensed consolidated balance sheets.

KW Ventures, LLC

On February 10, 2020, the Company issued 48,450 Subordinate Voting Shares which were issued at a value of $400,413 in connection with its January 1, 2019 acquisition of KW Ventures, LLC. Such shares were held back as part of the transaction and resulted in an increase in share capital and a reduction in accrued liabilities.

GTI New Jersey, LLC

In connection with the Company’s April 23, 2019 acquisition of the non-controlling interest in GTI New Jersey, LLC, the Company agreed to award the previous minority shareholders of the entity up to $3,000,000 in Subordinate Voting Shares. On May 7, 2020, the Company received approval from the New Jersey Department of Health to begin buildout of an additional retail dispensary. As a result, the Company recorded a current obligation and corresponding reduction to contributed surplus of $2,000,000 representing the maximum value of the shares to be issuable to the former minority shareholders of GTI New Jersey, LLC.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.	SHARE CAPITAL (Continued)

2.	Distribution of Contingent Consideration

As of September 30, 2020, the Company issued 2,713,463 Subordinate Voting Shares to the previous owners of several entities in connection with acquisitions completed during 2019. Upon issuance, the Company recorded a reduction to contingent consideration payable and an increase in share capital. The following table represents the contingent shares issued as of September 30, 2020 in relation to each acquisition:

Contingent	Shares Issued

		September 30, 2020
Transaction	Date of Transaction	Units	Value

Advanced Grow Labs, LLC	February 12, 2019	1,396,533	$11,544,855
For Success Holdings Company	February 21, 2019	779,690	6,686,432
Integral Associates, LLC	June 5, 2019	537,240	4,654,526

		2,713,463	$22,885,813

3.	Distribution of Deferred Shares

As a result of several acquisitions that occurred during 2019, the Company held 1,367,643 deferred shares with a value of $16,587,798 as of December 31, 2019. The deferred shares were to be issued upon the passage of twelve to twenty-four months from the close of each transaction as defined within each respective acquisition agreement. On May 15, 2020, Green Thumb issued 101,695 Subordinate Voting Shares with a value of $1,307,798 in connection with the Company’s May 15, 2019 acquisition of Salveo. On August 12, 2020, the Company issued 472,500 Subordinate Voting Shares with a value of $5,380,00 in connection with the Company’s February 12, 2019 acquisition of Advanced Grow Labs, LLC. Additionally, on August 26, 2020, the Company issued 646,353 Subordinate Voting Shares with a value of $8,064,668 in connection with the Company’s February 21, 2019 acquisition of For Success Holdings Company. The three distributions discussed above resulted in a reduction to deferred share issuances and a corresponding increase to share capital on the Company’s unaudited interim condensed consolidated statement of changes in shareholders’ equity.

(c)	Stock-Based Compensation

The Company operates equity settled stock-based remuneration plans for its eligible directors, officers, employees and consultants. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot estimate reliably the fair value of the goods and services received, the Company measures their value indirectly by reference to the fair value of the equity instruments granted. For transactions with employees and others providing similar services, the Company measures the fair value of the services by reference to the fair value of the equity instruments granted. Equity settled stock-based payments under stock-based payment plans are ultimately recognized as an expense in profit or loss with a corresponding credit to equity.

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1 thereto (as amended, the “Plan”). The maximum number of Restricted Stock Units (“RSUs”) and options issued under the Plan shall not exceed 10% of the issued and outstanding shares on an as-converted basis.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.	SHARE CAPITAL (Continued)

(c)	Stock-Based Compensation (Continued)

The Company recognizes compensation expense for RSUs and options on a straight-line basis over the requisite service period of the award. Non-market vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period with no adjustment to prior periods for expense previously recognized.

Option and RSU grants generally vest over three years, and options typically have a life of five or ten years. Option grants are determined by the Compensation Committee of the Company’s Board of Directors with the option price set at no less than 100% of the fair market value of a share on the date of grant.

Stock	option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (CAD)	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2019	3,839,017	13.21	5.81	$218,234
Granted	2,496,511	9.76	5.00
Exercised	(65,443)	11.02	3.98
Forfeited	(487,486)	13.82	5.22

Balance as at September 30, 2020	5,782,599	11.69	5.53
Vested	1,635,030	13.36	6.65
Exercisable at September 30, 2020	1,516,872	13.22	6.73	$4,601,129

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2020 and December 31, 2019, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2020 and December 31, 2019. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2020, using the following ranges of assumptions:

Risk-free interest rate	0.36% - 2.33%
Expected dividend yield	0%
Expected volatility	80% - 100%
Expected option life	3 – 10 years

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

The following table summarizes the number of non-vested RSU awards as of September 30, 2020 and December 31, 2019 and the changes during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value (CAD)
Nonvested Shares at December 31, 2019	1,399,762	9.30
Granted	254,268	12,65
Forfeited	(64,500)	15.60
Vested	(901,023)	14.85

Nonvested Shares at September 30, 2020	688,507	16.77

The stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was as followed:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options expense	$2,614,273	$1,666,465	$8,209,557	$4,248,461
RSUs	1,821,054	1,897,630	6,999,963	9,075,622

Total Stock Based Compensation Expense	$4,435,634	$3,564,095	$15,209,520	$13,324,083

As of September 30, 2020, $25,815,117 of total unrecognized expense related to Stock Based Compensation awards is expected to be recognized over a weighted-average period of 1.93 years.

(d)	Issuance of Shares for Redemption of Noncontrolling Interest

On August 8, 2020, the Company and its joint venture partner in Ohio Investors 2017, LLC reached an agreement allowing Green Thumb to purchase the remaining noncontrolling interest in Ohio Investors 2017, LLC from the partner. As a result, on August 31, 2020, the Company issued 1,315,789 Subordinate Voting Shares with a value of $20,078,940 in consideration for the noncontrolling partner’s interest in Ohio Investors 2017, LLC. Upon the closing of the transaction, the Company recorded a reduction to the current liability established for the purchase of the noncontrolling interest of $11,200,000, an increase in share capital for the fair value of the noncontrolling partners interest of $20,078,940 and a reduction to contributed capital of $8,878,940.

11.	OTHER INCOME (EXPENSE)

For the three and nine months ended September 30, 2020 and 2019 other income (expense) was comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Fair value adjustments on equity investments	$8,134,213	$(1,196,676)	$8,117,178	$(932,983)
Fair value adjustments on variable note receivable	—	(5,428,542)	(815,937)	(7,424,727)
Fair value adjustments on warrants issued	(3,181,114)	—	(2,060,771)	—
Fair value adjustments on contingent consideration	442,991	—	425,426	—
Other	1,036,793	39,678	1,835,670	388,277

Total Other Income (Expense)	$6,432,883	$(6,585,540)	$7,501,566	$(7,969,433)

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12.	COMMITMENTS AND CONTINGENCIES

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

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at September 30, 2020 and December 31, 2019, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)	Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2020 and December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)	Construction Commitments

As of September 30, 2020, the Company held approximately $25,600,000 of open commitments to contractors primarily associated with improvements being made to one of the Company’s cultivation and processing facilities. The Company expects to be reimbursed for approximately $22,500,000 of the open commitment as part of its sale and lease back agreement with IIP.

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

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	$78,091,073	$—	$—	$78,091,073
Investments	675,594	—	21,535,406	22,210,999
Liability of Redemption of Noncontrolling Interest	—	—	—	—
Contingent Consideration Payable	—	—	(36,315,360)	(36,315,360)
Warrant Liability	—	—	(18,513,000)	(18,513,000)

	$78,766,667	$—	$(33,292,954)	$45,473,712

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	$46,667,334	$—	$—	$46,667,334
Notes Receivable	—	—	815,937	815,937
Investments	—	—	14,068,821	14,068,821
Liability of Redemption of Noncontrolling Interest	—	—	(5,500,000)	(5,500,000)
Contingent Consideration Payable	—	—	(58,936,739)	(58,936,739)
Warrant Liability	—	—	(15,879,843)	(15,879,843)

	$46,667,334	$—	$(65,431,824)	$(18,764,490)

As of December 31, 2019, the Company held an equity investment in a privately held entity that was subsequently acquired by a publicly traded entity during the third quarter of 2020. As a result of the acquisition, the Company received shares of the acquiring entity in exchange for the shares in the privately held entity. Further, the transaction resulted in a transfer of the investment from Level 3 to Level 1. As of September 30, 2020, the value of the Level 1 investment was $675,594.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14.	VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the unaudited interim condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non-material VIEs
Current assets	$29,728,652	$2,489,118	$2,261,685	$19,455,533	$1,381,716	$1,352,935
Non-current assets	3,041,401	3,752,645	2,353,991	22,384,663	3,083,659	2,534,297
Current liabilities	21,228,691	898,661	1,108,292	14,219,204	149,498	783,682
Non-current liabilities	785,724	473,136	802,823	1,169,989	137,736	855,440
Equity attributable to noncontrolling interests	298,252	2,309,983	85,561	350,206	2,089,071	(22,488)
Equity attributable to Green Thumb Industries Inc.	10,457,386	2,309,983	2,619,001	6,645,263	2,089,070	2,270,598

The Following tables presents the summarized financial information about the Company’s VIEs which are included in the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020			September 30, 2019
	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non-material VIEs
Revenues	$5,684,349	$5,224,583	$2,695,781	$4,369,436	$1,620,065	$689,097
Net income (loss) attributable to noncontrolling interests	26,134	897,494	185,452	1,807,394	185,930	(1,624,850)
Net income (loss) attributable to Green Thumb Industries Inc.	1,033,650	897,494	294,969	(971,880)	185,931	1,059,653

Net income (loss)	$1,059,784	$1,794,988	$480,421	$835,514	$371,860	$(565,197)

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	Illinois Disp, LLC	Other Non-material VIEs
Revenues	$14,792,710	$13,170,514	$6,778,501	$12,458,427	$4,174,045	$2,373,042
Net income (loss) attributable to noncontrolling interests	206,929	2,170,912	319,511	2,244,546	506,972	(2,307,097)
Net income (loss) attributable to Green Thumb Industries Inc.	3,812,121	2,170,913	661,341	—	506,972	—

Net income (loss)	$4,019,050	$4,341,825	$980,852	$2,244,546	$1,013,943	$(2,307,097)

As of September 30, 2020, and December 31, 2019, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC and Meshow, LLC. As of September 30, 2019, VIEs included in the Other Non-material VIEs are Meshow, LLC, KW Ventures Holdings, LLC and Ohio Investors 2017, LLC. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15.	SEGMENT REPORTING (Continued)

The below table presents revenues by type for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, Net of Discounts
Consumer Packaged Goods	$74,702,069	$35,093,858	$177,355,614	$71,651,968
Retail	111,948,115	43,532,286	275,451,137	85,501,646
Intersegment Eliminations	(29,546,343)	(10,635,237)	(73,460,384)	(16,522,767)

Total Revenues, net of discounts	$157,103,841	$67,990,907	$379,346,367	$140,630,847

Depreciation and Amortization
Consumer Packaged Goods	$10,029,857	$7,226,614	$33,089,808	$16,100,635
Retail	1,505,019	687,199	5,309,152	1,428,256
Intersegment Eliminations	—	—	—	—

Total Depreciation and Amortization	$11,534,876	$7,913,813	$38,479,960	$17,528,891

Income Taxes
Consumer Packaged Goods	$12,928,449	$1,072,333	$23,553,449	$1,761,333
Retail	15,507.883	5,128,000	33,410,598	9,028,000
Intersegment Eliminations and Corporate	—	(2,576,000)	—	(6,083,333)

Total Income Taxes	$28,436,332	$3,624,333	$56,964,047	$4,706,000

Goodwill assigned to the Consumer Packaged Goods segment as of September 30, 2020 and December 31, 2019 was $252,016,532 and $255,211,232, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of September 30, 2020 and December 31, 2019 was $215,986,854 and $228,244,254, respectively.

Goodwill assigned to the Retail segment as of September 30, 2020 and December 31, 2019 was $121,065,184 and $119,873,759, respectively. Intangible assets, net assigned to the Retail segment as of September 30, 2020 and December 31, 2019 was $193,668,663 and $207,002,644, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and nine months ended September 30, 2020 and 2019. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2020 and the consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities Exchange Commission on April 15, 2019 (the “2019 Form 10-K”) and the accompanying notes for each respective periods. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for the Company’s products and services if, for example, the pandemic results in a recessionary economic environment or potential new restrictions on business operations or the movement of individuals. However, given the Company’s operations have to date been deemed “essential” services in the states in which it does business, the Company believes that there will continue to be strong demand for Green Thumb products.

Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an “essential” business by all states in which the Company operates with respect to all customers. The Company’s ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on the Company’s ability to protect its employees, customers and supply chain and its continued designation as “essential” in states where it does business that currently or in the future impose restrictions on business operations.

The pandemic has not materially impacted the Company’s business operations or liquidity position to date. The Company continues to generate operating cash flows to meet its short-term liquidity needs. In all locations where applicable regulations limiting in-store retail activity have been enacted by governmental authorities, the Company has expanded consumer delivery options and curbside pickup to help further protect the health and safety of Green Thumb employees and customers.

While during the first nine months of 2020 the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners and our designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.

For additional information on risk factors related to the pandemic or other risks that could impact Green Thumb’s results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb is promoting well-being through the power of cannabis, while being committed to community and sustainable profitable growth. As of September 30, 2020, Green Thumb has operations across 12 U.S. markets, employs approximately 2,000 people and serves hundreds of thousands of patients and customers quarterly.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rhythm, and The Feel Collection. The Company distributes and markets these products primarily to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 13 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the 12 U.S. markets Green Thumb operates including Green Thumb’s own Rise and Essence dispensaries.

Green Thumb owns and operates a national cannabis retail chain called Rise, and in the Las Vegas, Nevada area, a chain of stores called Essence, which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, we own stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise stores currently are located in eight of the states in which we operate (including Nevada). The Essence stores were acquired in connection with the 2019 acquisition of Integral Associates and are located in Nevada. The Essence stores differ from the Rise stores mainly in geographic location. As of September 30, 2020, the Company had 48 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19 as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

As of September 30, 2020, Green Thumb has revenue in its 12 markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania).

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 and (ii) consolidated balance sheet data as of September 30, 2020 and December 31, 2019 have been derived from, and should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Revenues, net of discounts	$157,103,841	$67,990,907	$379,346,367	$140,630,847
Cost of Goods Sold, net	$(70,146,676)	$(35,849,783)	$(175,707,874)	$(74,196,750)
Gross Profit	$86,957,165	$32,141,124	$203,638,493	$66,434,097
Total Expenses	$49,745,979	$30,764,406	$144,823,947	$88,013,769
Other Income (Expense)	$1,978,155	$(12,090,321)	$(6,624,987)	$(18,431,422)
Net Income (Loss) Attributable to Green Thumb	$9,643,929	$(14,590,793)	$(7,471,840)	$(45,045,898)

	As of
	September 30, 2020	December 31, 2019
Total Assets	$1,254,614,447	$1,167,536,624
Long-Term Liabilities	$268,639,338	$212,960,693

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues, net of Discounts

Revenue for the three months ended September 30, 2020 was $157,103,841, up 131% from $67,990,907 for the three months ended September 30, 2019 driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois and Pennsylvania. Key performance drivers are: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania. The Company generated revenue from 48 Retail locations during the quarter compared to 32 in the same quarter of the prior year. During the three months ended September 30, 2020, the Company did not open any new stores whereas during the same period in 2019, the Company opened 4 stores and acquired 3 stores. Since September 30, 2019, the Company acquired one retail store in Connecticut that contributed to the increase in Retail revenues and opened 15 new Retail locations in Pennsylvania, Florida, Illinois, Ohio, Nevada, Connecticut and New Jersey.

The key driver for the Consumer Packaged Goods revenue increase was the expansion of sales of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Nevada and Maryland due to increased scale and efficiency.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended September 30, 2020 was $70,146,676, up 96% from $35,849,783 for the three months ended September 30, 2019, driven by increased volume in open and operating retail stores; new retail store openings in Illinois and Pennsylvania and expansion of the consumer products sales in Illinois, Pennsylvania, Massachusetts, Nevada and Maryland as described above.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $86,957,165, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 55%. This is compared to gross profit for the three months ended September 30, 2019 of $32,141,124 or a 47% gross margin. The Company’s increase in gross margin percentage was mainly attributed to expanded capacity in the Company’s Consumer Packaged Goods segment. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended September 30, 2020 were $49,745,979 or 32% of total revenues, net of discounts, resulting in an increase of $18,981,573. Total expenses for the three months ended September 30, 2019 were $30,764,406 or 45% of total revenues, net of discounts.

The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of 16 new and acquired retail facilities over the prior year period. In addition, an increase in intangible amortization expense, corporate staff salaries and non-cash equity incentive compensation expense also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for three months ended September 30, 2020 was $1,978,155, an increase of $14,068,476, mainly due to favorable fair value adjustments recorded in 2020.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for three months ended September 30, 2020 was $39,189,341, an increase of $49,902,944 compared to the three months ended September 30, 2019.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $4,435,634, adjusted operating EBITDA was $53,181,696 and $13,786,391 for the three months ended September 30, 2020 and 2019, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2020, federal and state income tax expense totaled $(28,436,332) compared to expense of $(3,624,333) for the three months ended September 30, 2019.

The effective tax rate for the three months ended September 30, 2020 varies widely from the three months ended September 30, 2019 primarily due to the change from pre-tax loss in 2019 to pre-tax income in 2020. The large amount of nondeductible expenses incurred by the Company being subjected to Internal Revenue Code (“IRC”) Section 280E, was the driver for income tax expense being incurred in a pre-tax loss quarter for 2019.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Revenue, net of Discounts

Revenue for the nine months ended September 30, 2020 was $379,346,367 up 170% from $140,630,847 for the nine months ended September 30, 2019 driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois and Pennsylvania. Key performance drivers are: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania. The Company generated revenue from 48 Retail locations during the quarter compared to 32 in the prior year. During the nine months ended September 30, 2020, the Company opened 9 new stores as compared to 11 new stores opened and 7 stores acquired during the same period in 2019. Since September 30, 2019, the Company acquired one retail store in Connecticut and opened 15 new Retail locations in Pennsylvania, Florida, Illinois, Ohio, Nevada, Connecticut, and New Jersey.

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

Cost of goods sold for the nine months ended September 30, 2020 was $175,707,874, up 137% from $101,511,125 for the nine months ended September 30, 2019, driven by increased volume in open and operating retail stores; new retail store openings in Illinois, Pennsylvania and Nevada; and expansion of the consumer products sales in Illinois, Pennsylvania, Nevada, Massachusetts and Connecticut.

Gross Profit

Gross profit for the nine months ended September 30, 2020 was $203,638,493, representing a gross margin on the sale of finished cannabis consumer packaged goods of 54%. This is compared to gross profit for the nine months ended September 30, 2019 of $66,434,097 or a 47% gross margin. The Company’s increase in gross margin percentage was mainly attributed to an overall increase in Retail sales as a proportion of total sales. In addition, Consumer Packaged Goods also contributed to the increase in gross profit through expanded capacity. The increase in gross profit was directly attributable to the revenue increase as further described above.

Total Expenses

Total expenses for the nine months ended September 30, 2020 were $144,823,947 or 38% of total revenues, net of discounts. Total expenses for the nine months ended September 30, 2019 were $88,013,769 or 63% of Total Revenues, net of discounts.

The increase in total expenses was attributable to retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s new and acquired retail facilities. In addition, an increase in intangible amortization expense, back-office personnel costs and non-cash equity incentive compensation expense also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other expense for the nine months ended September 30, 2020 was ($6,624,987), compared to expense of ($18,431,422), for the nine months ended September 30, 2019, mainly due to favorable fair value adjustments recorded in 2020.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for the nine months ended September 30, 2020 was $52,189,559 compared to loss of ($40,011,094) for the nine months ended September 30, 2019.

As presented under “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $15,209,520 as described above, as well as other non-operating items, adjusted operating EBITDA was $114,139,331 and $13,955,329 for the nine months ended September 30, 2020 and 2019, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted at year-end. For the nine months ended September 30, 2020, federal and state income tax expense totaled $56,964,047 compared to $4,706,000 for the nine months ended September 30, 2019.

The net expense of $56,964,047 for the nine months ended September 30, 2020 includes current tax expense of $52,587,047 and deferred tax expense of $4,377,000 in the current period. The deferred tax benefit is mainly driven by changes in the fair value of investments and amortization of intangibles.

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Consumer Packaged Goods	$74,702,069	$35,093,857	$39,608,212	113%
Retail	111,948,115	43,532,288	68,415,827	157%
Intersegment Eliminations	(29,546,343)	(10,635,238)	(18,911,105)	n.m.

Total Revenues, Net of Discounts	$157,103,841	$67,990,907	89,112,934	131%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Consumer Packaged Goods	$177,355,614	$71,651,968	$105,703,646	148%
Retail	275,451,137	85,501,646	189,949,491	222%
Intersegment Eliminations	(73,460,384)	(16,522,767)	(56,937,617)	n.m.

Total Revenues, Net of Discounts	$379,346,367	$140,630,847	$238,715,520	170%

n.m. –not meaningful

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Revenues, net of discounts for the Retail segment were $111,948,115, an increase of $68,415,827 or 157%, compared to the three months ended September 30, 2019. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $74,702,069, an increase of $39,608,212 or 113%, compared to the three months ended September 30, 2019. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use of cannabis in Illinois on January 1, 2020, along with increased sales volume in established markets such as Illinois, Pennsylvania, Massachusetts, Nevada and Maryland.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Revenues, net of discounts for the Retail Segment were $275,451,137, an increase of $189,949,491 or 222%, compared to the nine months ended September 30, 2019. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania, and the 2020 full period effect of the acquisition of the Essence stores in Nevada in June 2019.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $177,355,614, an increase of $105,703,646 or 148%, compared to the nine months ended September 30, 2019. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use of cannabis in Illinois on January 1, 2020, increased sales volume in established markets such as Pennsylvania, Massachusetts and Maryland and the 2020 full period effect of the acquisition of Desert Grown Farms and Cannabiotix in Nevada in June 2019.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm, and The Feel Collection, primarily to third-party retail customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the nine months ended September 30, 2020, revenue was contributed from Consumer Packaged Goods and Retail sales across twelve markets, which consist of California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

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

Over the nine months ended September 30, 2020, the Company continued to be focused on executing sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets.

Total Expenses

Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and marketing and branding activities. It also includes a significant investment in the corporate infrastructure required to support the Company’s ongoing business.

Retail selling costs generally correlate to revenue.As new locations begin operations, these locations generally experience higher selling costs as a percentage of revenue compared to more established locations, which experience a more constant rate of selling costs.As a percentage of sales, the Company expects selling costs to remain constant in the more established locations and increase in the newer locations as business continues to grow.

General and administrative expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. The Company expects to continue to invest considerably in this area to support aggressive expansion plans and to support the business by attracting and retaining top-tier talent. Furthermore, the Company anticipates an increase in stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly traded company in Canada and registered with the U.S. Securities Exchange Commission.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Income (Loss) Before Non-Controlling Interest	$10,753,009	$(14,337,936)	$(4,774,488)	$(44,717,094)
Interest Income	(5,397)	(407,509)	(109,922)	(1,300,233)
Interest Expense	4,460,125	5,912,290	14,236,475	11,762,222
Provision For Income Taxes	28,436,332	3,624,333	56,964,047	4,706,000
Other (Income) Expense, net	(6,432,883)	6,585,540	(7,501,566)	7,969,433
Depreciation and amortization	11,534,876	7,685,428	38,479,960	17,198,731

Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$48,746,062	$9,062,146	$97,294,506	$(4,380,941)

Stock-based compensation, non-cash	4,435,634	3,564,095	15,209,520	13,324,083
Acquisition, transaction and other non-operating costs	—	1,160,150	1,635,304	5,012,187

Adjusted Operating EBITDA (non-GAAP measure)	$53,181,696	$13,786,391	$114,139,331	$13,955,329

Liquidity, Financing Activities During the Period, and Capital Resources

As of September 30, 2020, and December 31, 2019 the Company had total current liabilities of $105,898,809 and $111,367,255, respectively, and cash and cash equivalents of $78,091,073 and $46,667,334, respectively to meet its current obligations. The Company had working capital of $53,160,428 as of September 30, 2020, an increase of $55,465,072 as compared to December 31, 2019. This increase in working capital was primarily driven by the $81,302,083 increase in revenue experienced in the third quarter of 2020 over the fourth quarter of 2019. The Company’s quarterly results were driven by organic growth across the Company’s Consumer Packaged Goods and Retail businesses, particularly in Illinois following the commencement of adult use sales on January 1, 2020, and in Pennsylvania, along with the settlement of certain contingent consideration during the quarter.

In the first nine months of 2020, Green Thumb generated revenue from all 12 of its markets: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. The Company’s Consumer Packaged Goods revenue grew approximately 33%, net of discounts, during the three months ended September 30, 2020 as compared to the three months ended June 30, 2020. As of September 30, 2020, Green Thumb’s branded products were sold in over 700 retail stores, including the Company’s Rise and Essence retail stores. The Company’s Retail revenue, net of discounts, increased 28% during the three months ended September 30, 2020 as compared to the three months ended June 30, 2020, primarily driven by increased transaction activity across the Company’s 48 retail store footprint.

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

While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first nine months of 2020, the uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain and our continued designation as an “essential” business in states where we do business that currently or in the future impose restrictions on business operations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019, were as follows:

	Nine Months Ended September 30,
	2020	2019
Net Cash provided by (used in) Operating Activities	$71,056,200	$(712,804)

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019, were as follows:

	Nine Months Ended September 30,
	2020	2019
Net Cash (used in) provided by Investing Activities	$(37,422,417)	$(171,943,137)

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019, were as follows:

	Nine Months Ended September 30,
	2020	2019
Net Cash (used in) provided by Financing Activities	$(2,210,044)	$92,791,523

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of September 30, 2020:

	Total	2020	2021	2022	2023	2024	Thereafter
Notes Payable(a)	$105,466,429	$—	$—	$—	$105,466,429	$—	$—
Charitable Contributions	763,284	45,846	185,887	189,953	194,109	147,490	—
Mortgage Payable(b)	1,862,857	28,522	117,794	124,662	131,943	139,299	1,320,638
Interest Due on Notes Payable	33,460,307	3,155,324	12,655,971	12,655,971	4,933,041	—	—
Interest Due on Mortgage Payable	1,022,953	37,565	146,552	139,684	132,403	125,047	441,702
Operating Leases—Third Party	276,776,320	4,767,957	22,243,662	22,285,836	22,092,882	21,387,294	183,998,689
Operating Leases—Related Parties	15,935,415	322,287	1,307,183	1,337,130	1,367,771	1,255,714	10,345,330
Contingent Consideration	36,315,361	27,100,000	9,215,361	—	—	—	—
Construction Commitments(c)	25,640,072	25,640,072	—	—	—	—	—

Total as of September 30, 2020	$497,242,999	$61,097,574	$45,872,410	$36,733,237	$134,378,579	$23,054,844	$196,106,359

(a) -

On May 21, 2020, the Company exercised its option to extend the maturity date of its senior secured notes for an additional year. The new maturity date is May 22, 2023. Additionally, this amount excludes $11,618,400 of unamortized debt discount as of September 30, 2020. See Note 6 - Notes Payable to our unaudited interim condensed consolidated financial statements for the period for details.

(b) -

The amount excludes $177,244 of unamortized debt discount as of September 30, 2020. See Note 6 - Notes Payable to our unaudited interim condensed consolidated financial statements for the period for details.

(c) -

The Company expects to be reimbursed for approximately $22,500,000 of the construction commitment as part of its sale and lease back agreement with IIP. See Note 5 - Leases to our unaudited interim condensed consolidated financial statements for the period for details.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1 - Overview and Basis of Presentation.

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

COVID-19

The Company is monitoring COVID-19 closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate severity of the outbreak and its impact on the economic environment is uncertain. Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an “essential” business by the States in which we operate with respect to all customers. Our ability to continue to operate without any significant negative operational impact from COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain and continued designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2020. As an emerging growth company, Green Thumb is not required to include management’s assessment of Internal Controls over Financial Reporting (“ICFR”) or an attestation report of the Company’s registered public accounting firm in our 2020 Form 10-K. However, management has developed and is in the process of enhancing the Company’s ICFR and its disclosure controls and procedures in preparation for the annual audit of the Company for the 2021 fiscal year. Green Thumb expects to be required to include both management’s assessment of ICFR and the attestation of the Company’s registered public accounting firm regarding the Company’s ICFR in our 2021 annual report on Form 10-K. Management, including the Chief Executive Officer and Chief Financial Officer, have carefully considered the Company’s progress in the development of the disclosure controls and procedures to date and determined that they were reasonably effective at the assurance level as of September 30, 2020.

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

On July 10, 2020, the Company issued 268,620 Subordinate Voting Shares as contingent consideration associated with the Company’s 2019 acquisition of Integral Associates, LLC.

On August 12, 2020, the Company issued 472,500 Subordinate Voting Shares as deferred share issuances associated with the Company’s 2019 acquisition of Advanced Grow Labs.

On August 26, 2020, the Company issued 646,353 Subordinate Voting Shares as deferred share issuances associated with the Company’s 2019 acquisition of For Success Holdings Company.

On August 31, 2020, the Company issued 1,315,789 Subordinate Voting Shares in consideration for the noncontrolling partner’s interest in Ohio Investors 2017, LLC

On September 17, 2020, the Company issued 5,941 Subordinate Voting Shares associated with the exercise of warrants issued as part of the purchase of one of its retail dispensaries.

Beginning on January 9, 2020 and continuing through September 15, 2020, the Company converted 275,393 Multiple Voting Shares into 27,539,300 Subordinate Voting Shares.

From January 1, 2020 through February 19, 2020 (the effective date of the filing of our registration statement on Form S-8), the Company issued, in total, 77,500 Subordinate Voting Shares to holders of the Company’s RSU’s issued under our 2018 Stock and Incentive Plan, which vested over the same period.

Multiple Voting Shares

Beginning January 15, 2020 and continuing through July 2, 2020, the Company converted 22,953 Super Voting Shares were converted into 22,953 Multiple Voting Shares.

Beginning on January 9, 2020 and continuing through September 15, 2020, the Company converted 275,393 Multiple Voting Shares into 27,539,300 Subordinate Voting Shares.

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

Date: November 12, 2020

GREEN THUMB INDUSTRIES INC.

/s/ Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: November 12, 2020