Form 10-K
period 2020-12-31
Green Thumb Industries Inc.
filed 2021-03-18
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Subordinate Voting Shares

Multiple Voting Shares

Super Voting Shares

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 1, 2021, there were 184,533,692 shares of the registrant’s Subordinate Voting Shares, 40,259,000 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 30,103,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Stock Exchange) on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $1,749,774,660

Use of Names

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

PART I

ITEM 1. BUSINESS

Background

Green Thumb Industries Inc. is a reporting issuer in the United States and Canada listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “GTII.” The Company’s Subordinate Voting Shares (as hereinafter defined) are also traded in the United States on the OTCQX Best Market (the “OTCQX”) under the symbol “GTBIF.”

Originally founded in 2014, Green Thumb began operations in 2015 upon the award of a medical marijuana license for cultivation/processing and retail sale of cannabis in Illinois. The Company has since expanded its operational footprint to 12 U.S. markets, including California, Colorado, Connecticut, Florida, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. Currently, Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm and The Feel Collection, primarily to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain called Rise™ and, in the Las Vegas, Nevada and Pasadena, California areas, a chain of stores called Essence, as well as retail stores, operating under other names, all of which sell our products and third-party products (which we refer to as our Retail business).

The Company, through its subsidiaries, owns state-licensed medical and/or adult use marijuana businesses in California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. We also license our intellectual property and certain brands to licensees in California and Colorado, and recently entered into a partnership with Cookies to rebrand our Essence store located on the Las Vegas, Nevada Strip as a Cookies store, subject to applicable regulatory approvals. The following organizational chart describes the organizational structure of the Company as of December 31, 2020. See Exhibit 21.1 to this document for a list of subsidiaries of the Company. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted in Exhibit 21.1. In part, the complexity of our organization structure is due to state licensing requirements that mandate that we maintain the corporate identity of our operating license holders.

The registered office of the Company is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia V6C 3R8. The head office is located at 325 W. Huron Street, Suite 700, Chicago, Illinois 60654.

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

The SR Offering

Prior to the Transaction, GTI Finco (a special purpose corporation wholly-owned by VCP), completed a brokered and a non-brokered subscription receipt financing at a price of C$7.75 per subscription receipt for aggregate gross proceeds of approximately C$87 million (the “SR Offering”). As part of closing the Transaction, the investors in the SR Offering received Subordinate Voting Shares of Green Thumb on an economically equivalent basis. The brokered portion of the SR Offering was co-led by GMP Securities L.P. and Canaccord Genuity Corp., with a syndicate that included Beacon Securities Limited, Echelon Wealth Partners Inc. and Eight Capital Corp. In connection with the Transaction and pursuant to the SR Offering, a total of 11,245,434 Subordinate Voting Shares were issued and outstanding after completion of the Transaction, including Subordinate Voting Shares issued to former holders of GTI Finco subscription receipts issued in the SR Offering.

The Subordinate Voting Shares began trading on the CSE on June 13, 2018 under the symbol “GTII.”

Financing Activities

On June 12, 2020, the Company closed on a $1.8 million mortgage loan from a third party to acquire the real estate of our Joliet, Illinois retail dispensary facility, which we refer to as the Joliet Mortgage Loan. The real estate was acquired from Mosaic Real Estate Joliet, LLC, which had previously been managed by Ms. Berger, as a principal of South Creek 15, LLC, which is the Manager of Mosaic Real Estate Joliet, LLC, until May 20, 2020 when Ms. Berger resigned from such position. Under the long-term mortgage loan, we will make monthly principal and interest payments. The purchase price for the property was $1.8 million, including transaction costs.

On March 6, 2020, the Company closed on a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to an unrelated third party, Innovative Industrial Properties (“IIP”). Under a long-term agreement, the Company leased back the facility and continues to operate and manage it. The purchase price for the property was $9.0 million, excluding transaction costs. The Company is making certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $41 million. Assuming full reimbursement for such improvements, IIPs total investment in the property will be $50 million.

On January 31, 2020, the Company closed on a sale and leaseback transaction to sell its Toledo, Ohio processing facility to IIP. Under a long-term agreement, the Company leased back the facility and continues to operate the space and manage it. The purchase price for the property was $2.9 million, excluding transaction costs. The Company is making certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $4.3 million.

On October 1, 2020, the Company and IIP agreed to amend the lease on the Toledo, Ohio processing facility. Under the amendment, IIP will provide an additional $25 million in funding to be used for the construction of a cannabis cultivation facility at the property, which currently houses a separate cannabis processing facility. Assuming full reimbursement of the additional funding, IIP’s total investment in the property pursuant to the sale and leaseback transaction and related amendment will be $32.2 million.

On November 12, 2019, the Company closed on a sale and lease back transaction to sell its Danville, Pennsylvania cultivation and processing facility to IIP. Under a long-term agreement, the Company leased back the facility and continues to operate and manage it. The purchase price for the property was $20.3 million, excluding transaction costs. The Company is making certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $19.3 million. Assuming full reimbursement for such improvements, IIP’s total investment in the property will be $39.6 million.

On May 22, 2019, the Company closed a $105 million senior secured non-brokered private placement financing through the issuance of three-year senior secured notes (the “Notes”) pursuant to the Note Purchase Agreement (the “Note Purchase Agreement”). The financing generated funds for general working capital purposes and various growth initiatives and to retire the Company’s existing debt, including the $12.5 million in six-month senior secured promissory notes, which we refer to as the Bridge Notes. Following our May 21, 2020 exercise of our option to extend the term of the Notes by one year, the Notes have a maturity date of May 22, 2023 and will bear interest from the date of issue at 12% per annum, payable quarterly. Upon the execution of the Note Purchase Agreement, the Purchasers of the Notes received warrants to purchase 1,822,771 Subordinate Voting Shares at an exercise price of C$19.39 per share, which can be exercised for 60 months from the date of issuance. The Company entered into the First Amendment to the Note Purchase Agreement (the “Note Purchase Agreement Amendment”) on November 9, 2019. The Note Purchase Agreement Amendment reduced the borrowing capacity from $150 million to $130 million, which allows the Company to borrow an additional $24.5 million over a period of 12 months from the closing date of the Note Purchase Agreement. Upon the execution of the Note Purchase Agreement Amendment, the Purchasers of the Notes received warrants to purchase 365,067 Subordinate Voting Shares at an exercise price of C$12.04 per share, which can be exercised for 60 months from the date of issuance. On May 21, 2020, pursuant to the terms of the Note Purchase Agreement, the purchasers of the Notes received additional warrants to purchase 84,924 Subordinate Voting Shares at an exercise price of C$14.03 per share, which can be exercised for 60 months from the date of issuance.

On April 12, 2019, the Company closed on a private placement of $12.5 million in six-month senior secured promissory notes (the “Bridge Notes”). The Bridge Notes accrued interest at an annual rate of 10.5% payable on a monthly basis, commencing June 1, 2019. The Bridge Notes included warrants to purchase 218,964 Subordinate Voting Shares at an exercise price of C$22.90 per share, which can be exercised for 42 months from the closing date of the transaction. On May 22, 2019, the Company repaid the full principal amount and accrued interest for the Bridge Notes.

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

Certain Recent Developments

On February 8, 2021, the SEC declared effective, the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,073 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000,030. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803,054.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate severity of the outbreak and its impact on the economic environment is uncertain. Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by the states in which we operate with respect to all customers (except in Massachusetts, where cannabis was deemed essential only for medical patients, leading to the state-wide suspension of adult use sales from March 24, 2020 to May 25, 2020). During 2020, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 and its variants may impact the Company’s business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners and our designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.

On August 23, 2019, the Company closed on its acquisition of Fiorello Pharmaceuticals, Inc. (“Fiorello”). Fiorello is one of only ten companies in New York licensed to grow, process and dispense medical cannabis. Fiorello has one cultivation/processing facility and four dispensing locations, with three of such dispensing locations currently operating.

On June 5, 2019, the Company closed on its acquisition of Integral Associates, LLC (“Integral Nevada”), a leading cannabis operator in Nevada, and Integral Associates CA, LLC (“Integral California,” together with Integral Nevada, “Integral Associates”). In addition to the initial consideration paid at closing, the membership interest purchase agreement (the “Membership Interest Purchase Agreement”) provides for the payment by the Company of additional consideration upon the achievement of certain performance targets (including a potential EBITDA earn-out payment) and regulatory license awards. Milestone payments for each license won are 50% payable at the initial license award, and the remaining 50% will be paid once the final licenses are issued. The total consideration was approximately $326 million, including $52 million in cash and 24.7 million Subordinate Voting Shares. The acquisition includes: (i) Integral Associates’ three Essence retail stores located across the Las Vegas, Nevada area; (ii) eight additional adult use retail licenses in Nevada, five in the Las Vegas area and three in Northern Nevada; (iii) West Hollywood, California retail license, one of only five with a consumption lounge and delivery service; (iv) Pasadena, California and Culver City, California retail licenses; (v) Desert Grown Farms, a 54,000 square foot state-of-the-art cultivation and processing facility with an award-winning genetics library of 100+ strains; and (vi) Cannabiotix NV, a 41,000 square foot cultivation and processing facility which has been a recognized High Times Cannabis Cup award winner.

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

On February 12, 2019, the Company closed on its acquisition of Connecticut-based Advanced Grow Labs LLC (“AGL”). AGL is one of four companies in Connecticut licensed to grow and process cannabis. AGL operates a 41,000 square foot manufacturing facility in West Haven, Connecticut, with expansion potential. AGL also has an ownership stake in a dispensary that is located in Westport, Connecticut. AGL produces and distributes a wide range of cannabis products to the operating stores in the state. The transaction consideration was approximately $108.7 million including 7.3 million Subordinate Voting shares valued at $85.1 million and $15.5 million in cash. The purchase agreement also includes additional consideration based on future performance targets.

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

Description of the Business

Overview of the Company

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb is promoting well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while being committed to community and sustainable profitable growth. As of December 31, 2020, Green Thumb has operations across 12 U.S. markets, employs over 2,200 people and serves hundreds of thousands of patients and customers annually.

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

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself which we use to produce our consumer packaged goods produced in 13 owned and operated manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product category are individually material to the Company). These Consumer Package Goods products are sold in retail locations throughout the 12 U.S. markets Green Thumb operates in including Green Thumb’s own Rise and Essence dispensaries.

Green Thumb owns and operates a national cannabis retail chain called Rise, and in the Las Vegas, Nevada area, a chain of stores called Essence, which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, we own stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise stores currently are located in eight of the states in which we operate (including Nevada). The Essence stores were acquired in connection with the 2019 acquisition of Integral Associates and are located in Nevada. The Essence stores differ from the Rise stores mainly in geographic location. As of December 31, 2020, the Company had 51 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the Coronavirus.

Financial Highlights and Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party licensed retail customers as well as the sale of finished products to consumers in its retail stores.

The percentage of total revenue contributed by operations of Consumer Package Goods segment was 29%, 36% and 33% for the years ended December 31, 2020, 2019 and 2018 respectively. The percentage of total revenue contributed by the Retail segment was 71%, 64% and 67% for the years ended December 31, 2020, 2019 and 2018, respectively. See Item 7—“Management Discussion and Analysis” for details on key financial highlights.

As of the year ended December 31, 2020, Green Thumb has operating revenue in 12 markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New York, New Jersey, Ohio and Pennsylvania).

Geographic Information

Green Thumb operates in 12 U.S. states: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

Product Research, Design and Development

The Company’s branded products portfolio includes stock keeping units (“SKUs”) across a range of product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products.

Green Thumb engages in research and development activities focused on developing new extracted or infused cannabis consumer packaged products.

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

Significant Customers

Customers of our consumer packaged goods business include legal state-licensed cannabis dispensaries within each U.S. state in which we operate, as well as national retail channels, including department stores and specialty boutiques. The majority of our branded consumer packaged goods are distributed to unrelated third-party licensed retail cannabis stores. Green Thumb is not dependent upon a single customer, or a few customers, the loss of any one or more of which would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during fiscal 2020, 2019 or 2018.

Merchandise

To meet the array of unique customer needs, we offer a variety of cannabis products at each of our Rise, Essence and other stores, totaling thousands of SKUs in managed inventory, comprehensive of product categories including flower, concentrates, topicals (bath and beauty products) and edibles (confection, beverages, snacks).

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

Omnichannel Distribution

Products sold at our Rise, Essence and other stores are delivered directly to our stores primarily by our manufacturing and distribution vendor partners.

Our primary retail presence is traditional brick and mortar. However, as regulations allow, we expect to continue to expand our e-commerce, in-store guest pick-up and direct to consumer delivery capabilities as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.

Intellectual Property—Patents and Trademarks

We believe that brand protection is critical to our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names (e.g., Green Thumb and Rise), our consumer packaged goods (e.g., Dogwalkers and Rythm) and certain patentable goods and services. The U.S. trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the federal level under the Controlled Substances Act (21 U.S.C. § 811), we are not able to fully protect our intellectual property at the federal level; therefore, we currently seek trademark protections at the state level where commercially feasible. Nonetheless, our success depends upon other areas of our business such as product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets.

The Company relies on non-disclosure/confidentiality agreements to protect its intellectual property rights. To the extent the Company describes or discloses any proprietary cultivation or extraction techniques in its applications for cultivation or processing licenses, the Company redacts or requests redaction of such information prior to public disclosure.

The Company has sought U.S. patent protection for certain of its Dr. Solomon’s products, namely a utility patent for compositions and methods for treating skin and neuropathic conditions and disorders. Where commercially reasonable, we will seek further U.S. patent protection on other eligible products and services. The Company owns several website domains, including www.gtigrows.com, numerous social media accounts across all major platforms and various phone and web application platforms.

The Company has successfully registered over 20 trademarks across state and country borders for brands offered within those jurisdictions and has additional trademark applications pending. The Company is in the process of registering several brands for state trademark protection at the U.S. federal level and/or in the states in which the brands are offered, including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm and The Feel Collection. The Company anticipates feedback on outstanding submitted applications on a rolling basis. As such, the Company will continue to rely on common law protection for these brands during the trademark registration process. Moreover, the Company will proactively seek intellectual property protection for brand expansions in current markets as well as any new market expansion. For additional details on the risks associated with the lack of trademark protection, see Item 1A—“Risk Factors” with respect to intellectual property.

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

Joint Ventures

We utilize joint ventures when necessary to comply with state regulatory requirements in certain states. Partnering with one or more non-affiliated third parties provide the Company with the opportunity to mitigate certain operational and financial risks while ensuring continued compliance with the applicable regulatory guidelines. Currently, the Company has joint ventures for a medical marijuana dispensary in Effingham, Illinois (NH Medicinal Dispensaries, LLC) of which the Company holds a 50% interest, and a medical marijuana dispensary in Westport, Connecticut (Bluepoint Wellness of Westport, LLC) of which the Company holds a 46% interest.

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

Number of Employees

As of December 31, 2020, Green Thumb employs over 2,200 team members nationwide including corporate, retail, manufacturing, and part-time employees, including but not limited to: finance and accounting, legal and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, real estate and human resources. We offer a comprehensive package of company-sponsored benefits to our team. Eligibility depends on the full-time or part-time status, location and other factors, and benefits include 401(k), medical and dental plans, disability insurance, employee assistance programs and life insurance. Additionally, we believe in aligned incentives and utilize employee stock and incentive plans for a competitive total rewards program.

Our employees are split across the Company as follows:

Corporate:	160
Retail:	1,199
Manufacturing:	864

Total:	2,223

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

Competitive Conditions and the Company’s Position in the Industry

Competition

The markets in which the Company’s products are distributed and its retail stores are operated are highly competitive markets. The Company’s operations exist in markets with relatively high barriers to entry given the licensed nature of the cannabis industry. The Company competes directly with cannabis producers and retailers within single-state operating markets, as well as those that operate across several U.S. markets. More broadly, Green Thumb views manufacturers of other consumer products, such as those in the pharmaceuticals, alcohol, tobacco, health and beauty and functional wellness industries, as potential competitors. Product quality, performance, new product innovation and development, packaging, customer experience and consumer price/value are important differentiating factors.

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

Medical-Only Markets

All of the medical-only markets that the Company does business in (Connecticut, Florida, Maryland, New Jersey until February 22, 2021, New York, Ohio and Pennsylvania) have written regulations that impose our limitations on the number of cannabis business licenses that can be awarded. In each of these markets, we have a proven track record of: (i) entering the market through state-granted awards based on the merit of its application and business plans; and/or (ii) expanding market reach through accretive mergers, acquisitions, and partnership ventures. Each medical use market (including Illinois, California, Colorado, Massachusetts and Nevada, but excluding New Jersey, as described below) that also allow adult use has regulations specifying which medical conditions qualify a patient for a license to purchase cannabis, and generally require the approval or prescription from a physician. These applicable conditions can vary significantly from state to state, and in certain states, the qualifying conditions are amended from time-to-time.

In December 2019, the New Jersey state legislature passed a bill to add an initiative to the November 2020 ballot allowing voters to decide whether to legalize the sale of adult use cannabis in the state. New Jersey voters subsequently approved Question 1 with approximately 67% of the votes, legalizing the cultivation, processing and sale of adult use cannabis in the state. On February 23, 2021, Governor Phil Murphy signed three bills into law that establish an adult use program in New Jersey for adults who are at least 21 years old. On February 25, 2021, Governor Murphy announced his last picks to serve on the Cannabis Regulatory Commission, completing the panel that will undertake the job of regulating the legal marijuana industry and licensing new dispensaries and growers. It is not yet clear when New Jersey’s adult use sales will begin.

Adult Use Markets

The adult use markets in which the Company operates in (Illinois, California, Colorado, Massachusetts and Nevada) have fewer barriers to entry and more closely reflect free market dynamics typically seen in mature retail and manufacturing industries. The growth of these markets poses a risk of increased competition. However, given our additional growth opportunities as an original operator in these states, which have historically been limited supply markets, management views the Company’s market share as less at risk than operators without a current operating footprint as a result of our established brand recognition and supply and distribution chains, which were developed in those markets for medical use. Additionally, regulations in some adult use markets, such as Illinois, allowed us to quickly develop adult use market share in those states. Purchasers of adult use cannabis generally are subject to higher sales taxes than apply to purchasers who are authorized for medical purposes. However, anecdotal evidence suggests that some consumers who meet the criteria to apply for medical licenses make adult use purchases and avoid pursuing a state’s medical registration/qualification process.

Overview of Government Regulation

Below is a discussion of the federal and state-level regulatory regimes in those jurisdictions where the Company is currently directly involved through its subsidiaries. The Company’s subsidiaries are directly engaged in the manufacture, possession, sale or distribution of cannabis in the adult use and/or medicinal cannabis marketplace in the states of California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. As of December 31, 2020, 100% of our business was directly derived from U.S. cannabis-related activities.

Federal Regulation of Cannabis

In 2005, the U.S. Supreme Court ruled that Congress has the power to regulate cannabis.

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” However, the Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of the drug CBD, a non-psychoactive ingredient in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, under the 2018 Farm Bill or Agriculture Improvement Act of 2018 (the “Farm Bill”), CBD remains a Schedule I controlled substance under the Controlled Substances Act, with a narrow exception for CBD derived from hemp with a tetrahydrocannabinol (“THC”) concentration of less than 0.3%.

Cannabis is largely regulated at the state level.

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the Controlled Substances Act, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under any and all circumstances under the Controlled Substances Act. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

As of December 31, 2020, 35 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 15 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use, and in February 2021, the Virginia legislature approved a bill that would legalize cannabis for adult use beginning in 2024. The Virginia bill is awaiting signature by the governor, and if signed, Virginia will be the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

The risk of federal enforcement and other risks associated with the Company’s business are described in Item 1A—“Risk Factors.”

Regulation of the Cannabis Market at State and Local Level

Following the thesis that distributing brands at scale will win, we enter markets where we believe that we can profitably and sustainably operate and command significant market share, and thus maximize consumer and brand awareness. The regulatory frameworks installed by the states, which are similar to the limited and controlled issuance of gaming or alcohol distributorship licenses, provide macro-level indication of whether certain state markets will be sustainable and profitable.

Below is a summary overview of the regulatory and competitive frameworks in each of our operating markets. See Appendix A to this Annual Report on Form 10-K for a state-by-state list of the licenses and permits held by us.

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

California License and Regulations

There are three principal license categories in California: (1) cultivation, (2) processing and (3) retailer. License holders are held to strict license renewal requirements.

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

In February 2021, we received our first provisional operational license in the State of California. We have also been granted conditional licenses, permitting us to retail medical and adult use cannabis and cannabis related products. We have been awarded approval to proceed with the next steps in the application process for the entities listed on Appendix A to Annual Report on Form 10-K.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in California.

California Reporting Requirements

The California Cannabis Track-and-Trace (“CCTT”) system is the Track-and-Trace (“T&T”) system used statewide to record the inventory and movement of cannabis and cannabis products through the commercial cannabis supply chain from seed to sale. The CCTT system must be used by all annual and provisional cannabis licensees, including those with licenses for cannabis cultivation, manufacturing, retail, distribution, testing labs and microbusinesses. The state’s contracted service provider for the CCTT system is Marijuana Enforcement Tracking Regulation and Compliance (“METRC”). Licensees are required to maintain records for at least seven years from the date a record is created.

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

We do not have any licenses in the State of Colorado. We have entered into licensing and distribution contracts with third parties that hold licenses to engage in the sale of cannabis in Colorado for incredibles and Beboe branded cannabis products. Such third parties directly engage in or arrange for the sourcing, manufacturing, laboratory testing, quality assurance, storage, marketing, sales, distribution and delivery of products containing cannabis and remit licensing fees to us. See Item 1—“Intellectual Property—Patents and Trademarks” for details on licenses with respect to operations in Colorado.

Regulations for the production and sale of marijuana in Colorado are published through the Marijuana Enforcement Division of the Department of Revenue.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Colorado.

Colorado Reporting Requirements

Colorado uses METRC as the MED’s marijuana inventory tracking system for all medical and adult use licensees. Marijuana is required to be tracked and reported with specific data points from seed to sale through METRC for compliance purposes under Colorado marijuana laws and regulations.

Connecticut

The State of Connecticut has authorized cultivation, possession and distribution of marijuana for medical purposes by certain licensed Connecticut marijuana businesses. Over thirty medical conditions currently are recognized by the state to qualify a patient for medical marijuana certificate, including cancer, glaucoma, epilepsy and certain terminal and chronic pain conditions. The Medical Marijuana Program in Connecticut registers qualifying patients, primary caregivers, Dispensary Facilities and Dispensary Facility Employees. The Medical Marijuana Program in Connecticut was established by Connecticut General Statutes §§ 21a-408—21a-429. Dispensary Facilities and production facilities are separately licensed.

Connecticut’s medical cannabis program was introduced in May 2012 when the General Assembly passed legislation PA 12-55 “An Act Concerning the Palliative Use of Marijuana.”

The program launched with six dispensary licensees and four producer licensees. The first dispensaries sold to patients in September 2014. Subsequently, additional licensed dispensaries have become operational.

In January 2016, the Connecticut Department of Consumer Protection, the agency that oversees and administers the program, approved three additional dispensary licenses. In December 2018, the Connecticut Department of Consumer Protection issued nine additional dispensary licenses, bringing the total to 18 licensed dispensaries in the state. As of February 2021, all 18 of these dispensaries were operational.

Connecticut Licenses and Regulations

There are two principal license categories in Connecticut: (1) cultivation/processing and (2) dispensary. We are licensed to operate one medical marijuana cultivation/processing facility and three medical marijuana dispensaries. All licenses are, as of the date hereof, active with the State of Connecticut. The licenses are independently issued for each approved activity for use at our facilities in Connecticut.

The Connecticut Department of Consumer Protection has issued regulations regarding the Medical Marijuana Program in Connecticut. Patients with certain debilitating medical conditions qualify to participate in the Medical

Marijuana Program in Connecticut. A physician or advanced practice registered nurse must issue a written certification for a Medical Marijuana Program in Connecticut patient, and the qualifying patient or caregiver must choose one designated Dispensary Facilities where the patient’s marijuana will be obtained. Under the Medical Marijuana Program in Connecticut, dispensary licenses are renewed annually. Renewal applications must be submitted 45 days prior to license expiration and any renewal submitted more than 30 days after expiration will not be renewed.

Medical marijuana cultivation/processing licenses permit us to operate a secure, indoor facility to cultivate and process medical marijuana and wholesale to dispensaries.

Medical marijuana dispensary facility licenses qualify a dispensary to purchase medical cannabis from licensed medical cannabis producers and to dispense cannabis to qualifying patients or primary caregivers that are registered under the Medical Marijuana Program in Connecticut. Dispensaries must have a pharmacist on staff.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Connecticut.

Connecticut Reporting Requirements

Connecticut does not mandate the use of a particular unified T&T system by which all dispensary license holders submit data directly to the state. However, the Medical Marijuana Program in Connecticut does provide strict guidelines for reporting via the license holder’s T&T program. Every cannabis sale must be documented at the point of sale, including recording the date. At least once per day, all sales must be uploaded via the T&T system to the Connecticut Prescription Monitoring Program which accumulates and tracks medical cannabis purchases across all Connecticut dispensaries.

Florida

In 2014, the Florida Legislature passed the Compassionate Use Act, which was the first legal medical cannabis program in the state’s history. The original Compassionate Use Act only allowed for low-THC cannabis to be dispensed and purchased by patients suffering from cancer and epilepsy. In 2016, the Legislature passed the Right To Try Act which allowed for full potency cannabis to be dispensed to patients suffering from a diagnosed terminal condition. Also in 2016, the Florida Medical Marijuana Legalization Initiative was introduced by citizen referendum and passed on November 8. This language, known as “Amendment 2,” amended the state constitution and mandated an expansion of the state’s medical cannabis program.

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

The State of Florida Statutes Section 381.986(8)(a) provides a regulatory framework that requires licensed producers, which are statutorily defined as “Medical Marijuana Treatment Centers” (which we refer to as MMTC), to cultivate, process and dispense medical cannabis in a vertically-integrated marketplace.

Florida Licenses and Regulations

There is one principal license category in Florida: vertically-integrated Medical Marijuana Treatment Centers license. We are licensed to operate one medical cannabis cultivation/processing facility and up to 35 medical dispensaries. All licenses are, as of the date hereof, active with the State of Florida. The licenses are independently issued for each approved activity for use at our facilities in Florida.

There is a pending lawsuit that challenges important aspects of the 2017 legislation and Florida Department of Health, Office of Medical Marijuana Use, or OMMU, regulations that could have an impact on our business in Florida. In December 2017, Florigrown, LLC and other plaintiffs challenged as unconstitutional aspects of the 2017 legislation and OMMU regulations that: (1) require MMTCs to be vertically integrated (i.e., cultivate and process the cannabis to be sold at the MMTC’s own licensed dispensaries); (2) that cap the total number of MMTC licenses in the state; and (3) that authorized the OMMU to issue MMTC licenses to certain applicants that met criteria defined by the 2017 legislation. On October 18, 2019, a trial judge in the Circuit Court for Leon County ruled that Florigrown, LLC had a substantial likelihood of succeeding on its claims, holding that the vertical integration and licensing cap conflicted with the language in Article X, Section 29 and that the provisions in the 2017 defining the criteria for eligibility for MMTC licensure constituted an impermissible “special law” under Article III, Section 11(a)(12) of the Florida Constitution. On July 10, 2019, an intermediate appellate court affirmed aspects of the Circuit Court for Leon County’s ruling. The matter is now pending before Florida Supreme Court. The Florida Supreme Court heard additional oral argument in the case on October 7, 2020.

Licenses are issued by the OMMU and must be renewed biennially. License holders can only own one license. Currently, the dispensaries can be in any geographic location within the state, provided that the local municipality’s zoning regulations authorize such a use, the proposed site is zoned for a pharmacy and the site is not within 500 feet of a church or school.

The Medical Marijuana Treatment Centers license permits us to sell medical cannabis to qualified patients to treat certain medical conditions in Florida, which are delineated in Florida Statutes Section 386.981. As our operations in Florida are vertically-integrated, we are able to cultivate, harvest, process and sell/dispense/deliver its own medical cannabis products. Under the terms of our Florida license, we are permitted to sell medical cannabis only to qualified medical patients that are registered with the State. Only certified physicians who have successfully completed a medical cannabis educational program can register patients on the Florida Office of Compassionate Use Registry.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Florida.

Florida Reporting Requirements

The Florida Department of Health requires that any licensee establish, maintain and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the Florida Department of Health to this data. The tracking system must allow for integration of other seed-to-sale systems and, at minimum, include notification of when marijuana seeds are planted, when marijuana plants are harvested and destroyed and when cannabis is transported, sold, stolen, diverted or lost. Additionally, the Florida Department of Health maintains a patient and physician registry, and we must comply with all requirements and regulations related to providing required data or proof of key events to the tracking system.

Illinois

In June 2019, the governor of Illinois signed legislation legalizing cannabis for adult use. The Cannabis Regulation and Tax Act, legalizing and regulating cannabis for recreational use, went into effect on June 25, 2019, and adult use sales of cannabis began in the state on January 1, 2020. The adult use program allowed existing medical cannabis license holders to apply for Early Approval Adult Use Dispensing Organization (“EAAUDO”) licenses to be able to sell adult use product at existing medical cannabis dispensaries (known as “co-located” or “same site” dispensaries) on January 1, 2020, and to have the privilege of opening a secondary adult use only retail site for every medical cannabis dispensary location the Dispensing Organization already had in its portfolio. All EAAUDO license holders were also required to commit to the state’s groundbreaking Social Equity program either through a financial contribution, grant agreement, donation, incubation program, or sponsorship program. The Cannabis Regulation and Tax Act also authorized issuance of an additional 75 Adult

Use Dispensing Organization (“AUDO”) licenses in 2020 but to date those licenses have yet to be issued and it is uncertain when they will be issued. In addition, the Cannabis Regulation and Tax Act also authorized issuance up to 110 additional AUDO licenses by December 21, 2021.

We are licensed to grow and process cannabis for medical and adult use sales at our two cultivation facilities. As of December 31, 2020, we have nine operating dispensaries in Illinois and plan to open one more adult use only dispensary, which would bring us to the Illinois statutory cap of ten dispensaries. All of our original five medical dispensaries received licenses for co-located adult use sales, four of which are now fully operational. We have applied for and received four of the five “secondary” adult use dispensary state licenses we are eligible to receive, all four of which are fully operational. We expect to operationalize our fifth “secondary” license in the first quarter of 2021. All licenses are, as of the date hereof, active with the State of Illinois. The licenses are independently issued for each approved activity for use at our facilities in Illinois.

Illinois Licenses and Regulations

Illinois licenses four types of cannabis businesses within the state: (1) cultivation; (2) processing; (3) transportation; and (4) dispensary. We are licensed to grow and process cannabis for medical and adult use sales at our two cultivation facilities. Dispensaries require separate licenses for adult use sales and medical sales. As of December 31, 2020, we have nine operating dispensaries in Illinois (operating under 14 licenses) and plan to open one additional adult use only dispensary, which would bring us to the Illinois statutory cap of ten dispensaries operating under 15 licenses. We have five existing medical dispensary retail locations in Illinois. As part of each of our original five medical Illinois dispensary licenses, each medical dispensary was permitted to apply for (a) a license to sell to adult use customers in the same location, and (b) a license for a secondary location for sales to adult use customers only. All of our original five medical dispensaries received licenses for co-located adult use sales, four of which are now fully operational, and one of which remains subject to local zoning approval. We have applied for and received four of the five “secondary” adult use dispensary state licenses we are eligible to receive, all four of which are fully operational. We have applied for and received conditional approval for the fifth “secondary” license, with final approval expected later this spring. The dispensaries with “secondary” licenses by law serve only adult use customers, not medical patients. All licenses are, as of the date hereof, active with the State of Illinois. The licenses are independently issued for each approved activity for use at our facilities in Illinois.

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

The cultivation/processing licenses permit us to acquire, possess, cultivate, manufacture/process into edible marijuana products and/or marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to marijuana dispensaries.

The retail dispensary licenses permit us to purchase marijuana and marijuana products from cultivation/processing facilities, as well as allow the sale of marijuana and marijuana products.

See Appendix A to this Annual Report for a list of the licenses issued us with respect to our operations in Illinois.

Illinois Reporting Requirements

The state of Illinois uses BioTrack as the state’s computerized track-and-trace system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. We use an in-house computerized seed-to-sale software, which integrates with the state’s BioTrack program and captures the necessary data points as required in the Illinois Compassionate Use of Medical Cannabis Program Act.

Maryland

In 2012, a state law was enacted in Maryland to establish a state-regulated medical marijuana program. Legislation was signed in May 2013 and the program became operational on December 1, 2017. The Maryland Medical Cannabis Commission regulates the state program and awarded operational licenses in a highly competitive application process. 102 dispensary licenses were awarded out of a pool of over 800 applicants, while an original 15 cultivation licenses were awarded out of a pool of over 150 applicants. In April 2018, Maryland lawmakers agreed to expand the state’s medical marijuana industry by authorizing an additional 20 licenses, seven for cultivation and 13 for processing. The state program was written to allow access to medical marijuana for patients with any condition that is considered “severe” for which other medical treatments have proven ineffective, including: chronic pain, nausea, seizures, glaucoma and PTSD.

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

All cultivation, processing and dispensary establishments must register with the Maryland Medical Cannabis Commission under the provisions of the Maryland Medical Cannabis Law, Section 13-3301 et seq. If applications contain all required information, establishments are issued a medical marijuana establishment registration certificate. Registration certificates are valid for a period of six years and thereafter subject to renewal every two years, and are subject to strict renewal requirements.

The medical cultivation licenses permit us to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries, facilities for the production of medical marijuana products and/or medical marijuana-infused products or other medical marijuana cultivation facilities.

The medical processing license permits us to acquire, possess, manufacture, deliver, transfer, transport, supply, or sell marijuana products or marijuana infused products to other medical marijuana production facilities or medical marijuana dispensaries.

The retail dispensary licenses permit us to purchase marijuana from cultivation facilities, marijuana and marijuana products from product manufacturing facilities and marijuana from other medical marijuana dispensaries, as well as allow the sale of marijuana and marijuana products.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Maryland.

Maryland Reporting Requirements

The state of Maryland uses METRC as the state’s computerized T&T system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. We use an in-house computerized seed-to-sale software, which integrates with the state’s METRC program and captures the required data points for retail as required in the Maryland Medical Cannabis Law. The Company uses METRC directly for cultivation and manufacturing.

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

In Massachusetts, Registered Marijuana Dispensaries are “vertically-integrated,” which means Registered Marijuana Dispensaries grow, process and dispense their own marijuana. A Registered Marijuana Dispensary must have a retail facility, as well as cultivation and processing operations. Some Registered Marijuana Dispensaries elect to conduct cultivation, processing and retail operations all in one location, which is commonly referred to as a “co-located” operation. A Registered Marijuana Dispensary may also choose to have a retail dispensary in one location and grow marijuana at a remote cultivation location. A Registered Marijuana Dispensary may process marijuana at either a retail dispensary location or a remote cultivation location. The remote cultivation location need not be in the same municipality, or the same county, as the retail dispensary.

Massachusetts Licenses and Regulations

There is one principal license category in Massachusetts: vertically-integrated Registered Marijuana Dispensaries license. We are licensed to operate one medical and adult use cultivation/processing facility and one medical and adult use retail dispensary. All licenses are, as of the date hereof, active with the State of Massachusetts. The licenses are independently issued for each approved activity for use at our facilities in Massachusetts.

The Massachusetts Department of Public Health was the regulatory body that oversaw the original Massachusetts medical program, including all cultivation, processing and dispensary facilities. The Cannabis Control Commission, a regulatory body created in 2018, now oversees the medical and adult use programs, including licensing of cultivation, processing and dispensary facilities. Licensed medical dispensaries are given priority status in adult use licensing.

Each Massachusetts dispensary, cultivator and processor license is valid for one year and is subject to strict license renewal requirements.

The Registered Marijuana Dispensaries license permits us to cultivate, process and dispense medical and adult use cannabis.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Massachusetts.

Massachusetts Reporting Requirements

The Commonwealth of Massachusetts uses the MMJ Online system through the Virtual Gateway portal as the state’s computerized T&T system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. We use an in-house computerized seed-to-sale software, which integrates with the state’s program and captures the required data points for cultivation, manufacturing and retail as required in the Massachusetts marijuana laws and regulations.

Nevada

Nevada became a medical marijuana state in 2001. In 2013, the Nevada legislature passed SB374, providing for state licensing of medical marijuana establishments. On November 8, 2016, Nevada voters passed NRS 435D by ballot initiative allowing for the sale of marijuana for adult use starting on July 1, 2017. In 2018, the Nevada Department of Taxation opened up applications for additional adult use marijuana dispensary licenses. Only those companies that held medical marijuana licenses in the state could apply. In December 2018, 61 additional marijuana dispensary licenses were issued by the Nevada Department of Taxation.

Nevada Licenses and Regulations

There are three principal license categories in Nevada: (1) cultivation, (2) processing and (3) dispensary. We are licensed to operate two medical and adult use cultivation facilities, three medical and adult use processing facilities, five medical dispensary licenses and up to 13 adult use retail locations. All licenses are, as of the date hereof, active with the State of Nevada. The licenses are independently issued for each approved activity for use at our facilities in Nevada.

Under applicable laws, the licenses permit us to cultivate, manufacture, process, package, sell and purchase marijuana pursuant to the terms of the licenses, which are issued by the Nevada Department of Taxation under the provisions of Nevada Revised Statutes section 453A. If applications contain all required information, establishments are issued a marijuana establishment registration certificate. In a local governmental jurisdiction that issues business licenses, the issuance by Nevada Department of Taxation, or its successor as of July 1, 2020, the Nevada Cannabis Compliance Board, of a marijuana establishment registration certificate is considered provisional until the local government has issued a business license for operation and an establishment is in compliance with all applicable local governmental ordinances. Final registration certificates are valid for a period of one year and are subject to strict renewal requirements.

The cultivation licenses permit us to acquire, possess, cultivate, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to marijuana dispensaries, facilities for the production of edible marijuana products and/or marijuana-infused products or other marijuana cultivation facilities.

The processing license permits us to acquire, possess, manufacture, deliver, transfer, transport, supply or sell edible marijuana products or marijuana infused products to other marijuana production facilities or marijuana dispensaries.

The retail dispensary licenses permit us to purchase marijuana from cultivation facilities, marijuana and marijuana products from product manufacturing facilities and marijuana from other retail stores, as well as allow the sale of marijuana and marijuana products.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Nevada.

Nevada Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. We have designated an in-house computerized seed-to-sale software that integrates with METRC via API, which captures the required data points for cultivation, manufacturing and retail as required in Nevada Revised Statutes section 453A.

New Jersey

On January 18, 2010, the governor of New Jersey signed into law S.119, the Compassionate Use Medical Marijuana Act, permitting the use of medical cannabis for persons with certain debilitating conditions, including anxiety, cancer, chronic pain, post-traumatic stress disorder and seizure disorders. The law permits the New Jersey Department of Health to create rules to add other illnesses to the permitted conditions. The Compassionate Use Medical Marijuana Act mandates that cannabis must be acquired through Alternative Treatment Centers licensed by the State.

A single Alternative Treatment Centers license allows for the cultivation, processing and dispensing of medical marijuana products. Originally, each Alternative Treatment Centers was permitted to open one dispensary. With the Executive Order 6 Report, each Alternative Treatment Centers can now open two additional satellite dispensaries within their New Jersey Department of Health-designated region for a total of three dispensaries each, as well as satellite production facilities, subject to regulatory approval.

On March 27, 2018 through executive order No. 6 (2018), Governor Phil Murphy expanded the medical marijuana program, announcing the 20-plus recommendations presented by the New Jersey Department of Health on March 23, 2018. The New Jersey Department of Health’s recommendations and next steps included certain measures that took effect immediately (e.g. the addition of debilitating conditions and the reduction of registration fees) and other recommendations (e.g. the home delivery model) that require further regulatory or statutory enactment.

On July 2, 2019, Governor Phil Murphy signed the Jake Honig Compassionate Use Medical Cannabis Act into law, which amended the Compassionate Use Medical Marijuana Act. Previously, New Jersey law only permitted applicants to apply for vertically-integrated licenses. Under the Jake Honig Compassionate Use Medical Cannabis Act, the permit process includes three different permit types. The new permit types are medical cannabis cultivator, dispensary and manufacturer permits, which are to be applied for individually. The vertically-integrated Alternative Treatment Centers will continue to be able to cultivate, manufacture and dispense medical cannabis.

In December 2019, the New Jersey state legislature passed a bill to add an initiative to the November 2020 ballot allowing voters to decide whether to legalize the sale of adult use cannabis in the state. New Jersey voters subsequently approved Question 1 with approximately 67% of the votes, legalizing the cultivation, processing and sale of adult use cannabis in the state. On February 23, 2021, Governor Phil Murphy signed three bills into law that establish an adult use program in New Jersey for adults who are at least 21 years old. On February 25, 2021, Gov. Murphy announced his last picks to serve on the Cannabis Regulatory Commission, completing the panel that will undertake the job of regulating the legal marijuana industry and licensing new dispensaries and growers. It is not yet clear when New Jersey’s adult use sales will begin.

In November 2020, a New Jersey appellate court ruled that the state Department of Health must reconsider the applications of companies rejected during the 2018 licensing round, which is the licensing round in which our subsidiary was awarded a license. The companies alleged that the scoring was arbitrary. The appellate court remanded the issue back to the Department of Health but did not dictate what the Department of Health is to do.

There is also a lawsuit pending against the state Department of Health related to a 2019 licensing round that was to expand the state’s medical marijuana program. State regulators requested applications in 2019 for 24 new licenses for vertically integrated and stand-alone businesses, including cultivators and retailers, but a court halted review of those applications after a lawsuit alleged that the system had technical glitches. To date the lawsuit has not been resolved.

New Jersey Licenses and Regulations

There is currently one principal license category in New Jersey: vertically-integrated Alternative Treatment Centers license. We are licensed to operate one medical cultivation and processing facility and up to three retail medical cannabis dispensaries in the state of New Jersey. All licenses are, as of the date hereof, active with the State of New Jersey. The licenses are independently issued for each approved activity for use at our facilities in New Jersey.

The New Jersey Department of Health is responsible for issuing permits and administering the Compassionate Use Medical Marijuana Act to ensure qualifying patients’ access to safe cannabis for medical use in New Jersey.

Alternative Treatment Center permits expire annually on December 31. Strict permit renewal application requirements apply. See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in New Jersey.

New Jersey Reporting Requirements

New Jersey does not have a unified T&T system. All information is forwarded to the medical marijuana program through email. The Alternative Treatment Center collects and submits to the New Jersey Department of Health for each calendar year statistical data on (a) the number of registered qualified patients and registered primary caregivers, (b) the debilitating medical conditions of the qualified patients, (c) patient demographic data, (d) summary of the patient surveys and evaluation of services and (e) other information as the New Jersey Department of Health may require. The Alternative Treatment Center must retain records for at least two years. We also use an in-house computerized seed-to-sale software, which captures the required data points for cultivation, manufacturing and retail as required in the New Jersey marijuana laws and regulations.

New York

In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act to provide a comprehensive, safe and effective medical marijuana program. The Compassionate Care Act provides access to the program for those who suffer from qualifying serious conditions including: cancer, HIV/AIDS, ALS and post-traumatic stress disorder. The program allows ten Registered Organizations to hold vertically-integrated licenses and service qualified patients and caregivers. Each Registered Organization has one cultivation/processing license and four dispensary licenses.

Under the terms of licenses in the state of New York, licensees are permitted to sell medical marijuana manufactured products that are approved by the New York State Department of Health to any qualified patient who possesses a physician’s recommendation, provided that the patient presents a valid government-issued photo identification and New York State Department of Health -issued Registry Identification Card proving that the patient or designated caregiver meets the statutory conditions to be a qualified patient or designated caregiver. The card contains the recommendation from the physician and the limitation on form or dosage of medical marijuana. In order for a patient or registered caregiver to receive dispensed marijuana, they must be logged into the Prescription Monitoring Program registry. The Prescription Monitoring Program registry is monitored by the New York State Department of Health and contains controlled substance prescription dispensing history and medical marijuana dispensing history to ensure that patients only receive up to the maximum allowable dispensed product from one Registered Organization. Only registered pharmacists can dispense medical marijuana to approved patients and caregivers.

New York Licenses and Regulations

There is one principal license category in New York: vertically-integrated license. We are licensed to operate one medical marijuana cultivation/manufacturing facility and up to four medical marijuana dispensaries. All licenses are, as of the date hereof, active with the State of New York. The licenses are independently issued for each approved activity for use at our facilities in New York.

The New York State Department of Health is the regulatory agency that oversees the medical marijuana program in New York. New York is a vertically-integrated system; however, the state does allow Registered Organizations to wholesale manufactured products to one another. As such, we have the ability to be vertically-integrated and cultivate, harvest, process, transport, sell and dispense cannabis products. Delivery is allowed from dispensaries to patients, however the delivery plan must be pre-approved by the New York State Department of Health.

New York Reporting Requirements

The State of New York has selected BioTrackTHC’s system as the state’s T&T system used to track commercial cannabis activity and seed-to-sale. The BioTrackTHC system must serve as all Registered Organizations’ patient verification system but is optional as Registered Organizations’ tracking system. We currently use BioTrackTHC as our seed-to-sale tracking system, we also integrate our in-house seed-to-sale tracking system with BioTrackTHC.

Every month the New York State Department of Health requests a dispensing report in Excel format, via email, showing all products dispensed for the month. This is the only report that we are required to submit to the New York State Department of Health. All other data is pulled by the New York State Department of Health directly from our seed-to-sale tracking system.

Ohio

House Bill 523, effective on September 8, 2016, legalized medical marijuana in Ohio. The Ohio Medical Marijuana Control Program allows people with certain medical conditions, upon the recommendation of an Ohio-licensed physician certified by the State Medical Board, to purchase and use medical marijuana. Over twenty medical conditions currently are recognized by the state to qualify a patient for a medical marijuana certificate, including cancer, glaucoma, epilepsy and certain terminal and chronic pain conditions. In November 2018, the state issued 12 ‘Level I’ cultivation licenses, which permit up to 25,000 square feet of canopy, and 12 ‘Level II’ cultivation licenses, which permit up to 3,000 square feet of canopy. In June 2018, the state issued 56 dispensary licenses. Subsequently, additional licenses have been granted.

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

Ohio License and Regulations

There are three principal license categories in Ohio: (1) cultivation, (2) processing and (3) dispensary. We are licensed to operate one medical marijuana cultivation facility, one medical marijuana processing facility and up to five retail medical marijuana dispensaries in the state of Ohio. All licenses are, as of the date hereof, active with the State of Ohio. The licenses are independently issued for each approved activity for use at our facilities in Ohio.

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

Certificates of operation for dispensaries carry two-year terms, while certificates of operation for cultivators and processors must be renewed annually and are subject to strict license renewal application requirements.

The medical cultivation licenses permit us to acquire, possess, cultivate, manufacture/process into medical marijuana products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries. The medical processor license permits us to manufacture and produce medical marijuana products.

The dispensary licenses will permit us to purchase marijuana and marijuana products from cultivation and/or processing facilities, as well as allow the sale of marijuana and marijuana products to registered patients.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Ohio.

Ohio Reporting Requirements

Ohio uses METRC as its seed-to-sale tracking system. Licensees are required to use METRC in Ohio to push data to the state to meet all of the reporting requirements. We integrate our in-house seed-to-sale tracking system with METRC to capture the required data points as required in the Ohio medical marijuana laws and regulations.

Pennsylvania

The Pennsylvania medical marijuana program was signed into law on April 17, 2016 under Act 16 and provided access to state residents with one or more qualifying conditions, including: epilepsy, chronic pain and post-traumatic stress disorder. The state originally awarded only 12 licenses to cultivate/process and 27 licenses to operate retail dispensaries (which entitled holders to up to three medical dispensary locations per retail license). Subsequently, additional licenses have been granted. For example, on March 22, 2018, it was announced that the final phase of the Pennsylvania medical marijuana program would initiate its rollout, which included 13 additional cultivation/processing licenses and 23 additional dispensary licenses. Additionally, the list of qualifying conditions was expanded which had the effect of increasing the number of individuals that could qualify for medical marijuana cards.

Pennsylvania Licenses and Regulations

There are two principal license categories in Pennsylvania: (1) cultivation/processing and (2) dispensary. Our subsidiary GTI Pennsylvania, LLC is licensed to operate a medical cultivation/processing facility and is also licensed to operate medical retail locations. Our subsidiary KW Ventures Holdings, LLC is also licensed to operate medical retail locations. All licenses are, as of the date hereof, active with the Commonwealth of Pennsylvania. The licenses are independently issued for each approved activity for use at our facilities in Pennsylvania.

All cultivation/processing establishments and dispensaries must register with Pennsylvania Department of Health. Registration certificates are valid for a period of one year and are subject to strict annual renewal requirements. Under applicable laws, the licenses permit the license holder to cultivate, manufacture, process, package, sell and purchase medical marijuana pursuant to the terms of the licenses, which are issued by the Pennsylvania Department of Health under the provisions of Medical Marijuana Act and Pennsylvania regulations.

The medical cultivation/processing licenses permit us to acquire, possess, cultivate, manufacture/process into medical marijuana products and/or medical marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries.

The retail dispensary licenses permit the Company to purchase marijuana and marijuana products from cultivation/processing facilities, as well as allow the sale of marijuana and marijuana products.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Pennsylvania.

Pennsylvania Reporting Requirements

Pennsylvania uses MJ Freeway as the state’s computerized T&T system for seed-to-sale reporting. Individual licensees are required to use MJ Freeway to push data to the state to meet all reporting requirements. We use MJ Freeway as our in-house computerized seed-to-sale software, which integrates with the state’s MJ Freeway program and captures the required data points for cultivation, manufacturing and retail as required in the Pennsylvania medical marijuana laws and regulations.

State License Renewal Requirements

For each of our provisional and operational licenses, the states impose strict license renewal requirements that vary state by state. We generally must complete the renewal application process within a prescribed period of time prior to the expiration date and pay an application fee. The state licensing body can deny or revoke licenses and renewals for a variety of reasons, including (a) submission of materially inaccurate, incomplete or fraudulent information, (b) failure of the company or any of its directors or officers to comply, or have a history of non-compliance, with any applicable law or regulation, including laws relating to minimum age of customers, safety and non-diversion of cannabis or cannabis products, taxes, child support, workers compensation and insurance coverage, or otherwise remain in good standing (c) failure to submit or implement a plan of correction for any identified violation, (d) attempting to assign registration to another entity without state approval, (e) insufficient financial resources, (f) committing, permitting, aiding or abetting of any illegal practices in the operation of a facility, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at a licensed facility and (h) lack of responsible operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Certain jurisdictions also require licensees to attend a public hearing or forum in connection with their license renewal application.

Compliance with Applicable Federal Law

We are in compliance with applicable cannabis licensing requirements and the regulatory framework enacted by each state in which it operates. We are not subject to any material citations or notices of violation of applicable licensing requirements or the regulatory framework enacted by each applicable state which may have an adverse impact on its licenses, business activities or operations.

We have in place a detailed compliance program and an internal legal and compliance department and are building out our operational compliance team across all states in which we operate. We also have external state and local regulatory/compliance counsel engaged in every jurisdiction in which we operate.

We provide training for all employees, including on the following topics:

•	Compliance with state and local laws

•	Safe cannabis use

•	Dispensing procedures

•	Security and safety policies and procedures

•	Inventory control

•	T&T training session

•	Quality control

•	Transportation procedures

We emphasize security and inventory control to ensure strict monitoring of cannabis and inventory, from delivery by a licensed distributor to sale or disposal. Only authorized, properly trained employees are allowed to access the Company’s computerized seed-to-sale system.

We monitor all compliance notifications from the regulators and inspectors in each market and timely resolve any issues identified. We keep records of all compliance notifications received from the state regulators or inspectors, as well as how and when an issue was resolved. Moreover, we monitor news sources for information regarding developments at the state and federal level relating to the regulation and criminalization of cannabis.

Further, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory. We also have comprehensive standard operating procedures in place for performing inventory reconciliation, and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. Adherence to our standard operating procedures is mandatory and ensures that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. We ensure adherence to standard operating procedures by regularly conducting internal inspections and ensure that any issues identified are resolved quickly and thoroughly.

Federal Law

The inconsistencies between federal and state regulation of cannabis were addressed in a memorandum which then-Deputy Attorney General James Cole sent to all U.S. District Attorneys in August 2013 outlining certain priorities for the Department of Justice relating to the prosecution of cannabis offenses. The Cole Memorandum acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical purposes. The Cole Memorandum noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memorandum’s enforcement priorities. The Department of Justice did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a new memorandum which rescinded the Cole Memorandum. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. The Company is not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the new

Department of Justice position. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

Federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021 has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memorandum or any replacement thereof and when or if the Sessions Memorandum will be rescinded. President Joseph R. Biden, who assumed office in January 2021, has not yet indicated whether and when he will decriminalize or legalize cannabis and has previously stated that he is opposed to legalization. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the Department of Justice and the current administration. It is also possible that the change of Congressional leadership in January 2021 could change the priorities of Congress and encourage reconciliation of federal and state laws. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

On June 7, 2018, the STATES Act was introduced in the Senate by Republican Senator Cory Gardner of Colorado and Democratic Senator Elizabeth Warren of Massachusetts. A companion bill was introduced in the House by Democratic representative Jared Polis of Colorado. The bill provides in relevant part that the provisions of the Controlled Substances Act, as applied to marijuana, “shall not apply to any person acting in compliance with state law relating to the manufacture, production, possession, distribution, dispensation, administration, or delivery of marijuana.” Even though marijuana will remain within Schedule I of the Controlled Substances Act under the STATES Act, the bill makes the Controlled Substances Act unenforceable to the extent it conflicts with state law. In essence, the bill extends the limitations afforded by the protection within the federal budget—which prevents the Department of Justice and the Drug Enforcement Agency from using funds to enforce federal law against state-legal medical cannabis commercial activity—to both medical and adult use cannabis activity in all states where it has been legalized. By allowing continued prohibition to be a choice by the individual states, the STATES Act does not fully legalize cannabis on a national level. In that respect, the bill emphasizes states’ rights under the Tenth Amendment, which provides that “the powers not delegated to the United States by the Constitution, nor prohibited by it to the States, are reserved to the States respectively, or to the people.” Under the STATES Act companies operating legal cannabis businesses would no longer be considered “trafficking” under the Controlled Substances Act, and this would likely assist financial institutions in transacting with individuals and businesses in the cannabis industry without the threat of money laundering prosecution, civil forfeiture and other criminal violations that could lead to a charter revocation. The STATES Act was reintroduced on April 4, 2019 in both the House and the Senate. Since the STATES Act is currently draft legislation, there is no guarantee that the STATES Act will become law in its current form.

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memorandum. For fiscal years 2015, 2016, 2017 and 2018, Congress adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher-Blumenauer

Amendment was included in the fiscal year 2018 budget passed on March 23, 2018. The Rohrabacher-Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by President Trump in February 2019. In signing the Rohrabacher-Blumenauer Amendment, President Trump issued a signing statement noting that the Rohrabacher-Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” On June 20, 2019, the House approved a broader amendment that, in addition to protecting state medical cannabis programs, would also protect state adult use programs. On September 26, 2019, the Senate Appropriations Committee declined to take up the broader amendment but did approve the Rohrabacher-Blumenauer Amendment for the fiscal year 2020 spending bill. On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019, and was then renewed through a series of stopgap spending bills passed in 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. Despite the rescission of the Cole Memorandum, the Department of Justice appears to continue to adhere to the enforcement priorities set forth in the Cole Memorandum. Accordingly, as an industry best practice, the Company continues to employ the following policies to ensure compliance with the guidance provided by the Cole Memorandum:

•

Our operations and our subsidiaries’ operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough and other political/administrative divisions; to this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable state and local laws;

•

the cannabis-related activities adhere to the scope of the licensing obtained—for example, in states where only medical cannabis is permitted, the products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis; in states where cannabis is permitted for adult use, the products are only sold to individuals who meet the requisite age requirements;

•

We only work through licensed operators, which must pass a range of requirements, adhere to strict business practice standards and be subject to strict regulatory oversight to ensure that no revenue is distributed to criminal enterprises, gangs or cartels;

•

We have implemented an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law or cross any state lines in general;

•

Our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, and we are not engaged in any other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes; and

•

We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

The Cole Memorandum and the Rohrabacher-Blumenauer Amendment gave licensed cannabis operators (particularly medical cannabis operators) and investors in states with legal regimes greater certainty regarding the Department of Justice’s enforcement priorities and the risk of operating cannabis businesses. While the Sessions Memorandum has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult use markets across the United States. Attorney General Merrick Garland, who assumed office on March 10, 2021, has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. Vice President Kamala Harris is the lead sponsor of the Marijuana Opportunity,

Reinvestment, and Expungement (MORE) Act, which seeks to end the federal prohibition of marijuana, among other things, but in March 2020, it was reported that Vice President Harris has adopted the same position as President Joseph R. Biden, who opposes legalization. Currently, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the Controlled Substances Act with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in full compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. For the reasons described above and the risks further described in the section entitled “Risk Factors,” there are significant risks associated with our business. Readers of this Form are strongly encouraged to carefully read all of the risk factors contained in Item 1A—“Risk Factors.”

Ability to Access Public and Private Capital

Due to the present state of the laws and regulations governing financial institutions in the U.S., banks often refuse to provide banking services to businesses involved in the marijuana industry and U.S. multistate operators are currently not permitted to list securities on the U.S. exchanges. Consequently, it may be difficult for us to obtain financing from large U.S. financial institutions.

We have historically, and continue to have, access to equity and debt financing from non-public (i.e., private placement) markets and state-chartered financial institutions. Our executive team and Board have extensive relationships with sources of capital (such as funds and high net worth individuals).

In addition to our working capital, we continue to generate adequate cash to fund our operations from capital raising transactions, including:

•	the Convertible Promissory Note;

•	the SR Offering;

•	the C$80.3 million bought deal financing in August 2018;

•	the C$101.7 million bought deal financing in October 2018;

•	the Bridge Notes;

•	the Notes;

•	the $39.6 million sale and lease back transaction with IIP for the Danville, Pennsylvania facility in November 2019;

•	the $32.2 million sale and leaseback transaction with IIP for the Toledo, Ohio facility in January 2020;

•	the $50.0 million sale and lease back transaction with IIP for the Oglesby, Illinois facility in March 2020;

•

the sale of approximately 4.7 million of our subordinate voting shares for approximately $156 million pursuant to our Registration Statement on Form S-1 that was declared effective by the SEC as of February 8, 2021.

Our business plan continues to include aggressive growth, both in the form of additional acquisitions and through facility expansion and improvements. Accordingly, we expect to raise additional capital, both in the form of debt and new equity offerings during the next few years.

However, there can be no assurance that additional financing will be available to us when needed or on terms which are acceptable.

Restricted Access to Banking and Other Financial Services

FinCEN issued the FinCEN Memorandum on February 14, 2014 with respect to financial institutions providing banking services to cannabis businesses. These include burdensome due diligence expectations and reporting requirements. The FinCEN Memorandum outlines the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related Suspicious Activity Reports are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively.

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

However, the FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators or for banks and other financial institutions. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance, given that it has the potential to be amended or revoked by the current administration. In addition to the foregoing, banks and/or card networks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and regulations under the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. The inability or limitation on our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

Federally-chartered banks and other depository institutions are currently hindered by federal law from providing financial services to marijuana businesses, even in states where those businesses are regulated. On March 7, 2019, Democratic representative Ed Perlmutter of Colorado introduced the SAFE Banking Act, which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill was advanced by the House Financial Services Committee on March 28, 2019 and passed with strong bipartisan support in the House of Representatives on September 25, 2019. Some industry observers anticipate that the bill will be signed into law within the next year, which would, as noted above, allow financial institutions to provide services to marijuana related businesses without risk of violating federal money laundering statutes.

Newly Established Legal Regime

Our business activities rely on newly established and/or developing laws and regulations in the states in which it operates. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under further scrutiny by the Food and Drug Administration, the SEC, the Department of Justice, the Financial Industry Regulatory Advisory and other regulatory authorities that supervise or regulate the production, distribution, sale and use of cannabis for medical and nonmedical purposes in the United States. It is impossible to determine the extent of the impact of new laws, regulations or initiatives that may be proposed. The regulatory uncertainty surrounding the industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our business or the ability to raise additional capital.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in our Subordinate Voting Shares. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary; and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making a decision to invest in our Subordinate Voting Shares. These risks include, among others, the following:

•	Cannabis remains illegal under federal law, and enforcement of cannabis laws could change.

•	We may be subject to action by the U.S. federal government.

•	State regulation of cannabis is uncertain.

•	We may be subject to heightened scrutiny by Canadian regulatory authorities.

•	We may face limitations on ownership of cannabis licenses.

•	We may become subject to Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.

•	Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.

•	We may face difficulties acquiring additional financing.

•	We lack access to U.S. bankruptcy protections.

•	We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

•	We may face difficulties in enforcing our contracts.

•	We have limited trademark protection.

•	Cannabis businesses are subject to unfavorable U.S. tax treatment.

•	Cannabis businesses may be subject to civil asset forfeiture.

•	We are subject to proceeds of crime statutes.

•	We face exposure to fraudulent or illegal activity.

•	Our use of joint ventures, strategic partnerships and alliances may expose us to risks associated with jointly owned investments.

•	We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

•	We face risks related to our products.

•	We are dependent on the popularity of consumer acceptance of our brand portfolio.

•	Our business is subject to the risks inherent in agricultural operations.

•	We may be adversely impacted by rising or volatile energy costs.

•	We face an inherent risk of product liability and similar claims.

•	Our products may be subject to product recalls.

•	We may face unfavorable publicity or consumer perception.

•	Our voting control is concentrated.

•	Our capital structure and voting control may cause unpredictability.

•	Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.

•	We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, United States.

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

Risks Related to Our Business

Cannabis remains illegal under federal law, and enforcement of cannabis laws could change.

Cannabis is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (21 U.S.C. § 811). The Controlled Substances Act classifies cannabis as a Schedule I controlled substance, and as such, medical and adult use cannabis use is illegal under U.S. federal law. Unless and until Congress amends the Controller Substances Act with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, enforcement of federal law regarding cannabis is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

Our activities are, and will continue to be, subject to evolving regulation by governmental authorities. We are directly or indirectly engaged in the medical and adult use cannabis industry in the United States where local state law permits such activities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge, and management may not be able to predict all such risks.

As of December 31, 2020, and despite the clear conflict with U.S. federal law, 35 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands) have legalized cannabis for medical use, while 15 of those states and the District of Columbia have legalized adult use of cannabis for recreational purposes. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for Medical use, and in February 2021, the Virginia legislature approved a bill that would legalize cannabis for adult use beginning in 2024. The Virginia bill is awaiting signature by the governor, and if signed, Virginia will be the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

Our activities in the medical and adult use cannabis industry may be illegal under the applicable federal laws of the United States. There can be no assurances that the federal government of the United States will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to us and our business, including its reputation, profitability and the market price of its publicly traded shares, and could result in the forfeiture or seizure of all or substantially all of our assets.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. The Obama Administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum that Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013, which outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a priority for the Department of Justice. However, the Department of Justice did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum.

On January 4, 2018, former U.S. Attorney General Jeff Sessions formally issued a memorandum, which we refer to as the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future.

President Biden has nominated Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive cannabis enforcement policy, although, Mr. Garland has indicated he would deprioritize enforcement of low-level cannabis crimes such as possession. One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memorandum. For fiscal years 2015, 2016, 2017 and 2018, Congress adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher-Blumenauer Amendment was included in the fiscal year 2018 budget passed on March 23, 2018. The Rohrabacher-Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by former President Trump in February 2019. In signing the Rohrabacher-Blumenauer Amendment, former President Trump issued a signing statement noting that the Rohrabacher-Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical cannabis laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” On June 20, 2019, the House approved a broader amendment that, in addition to protecting state medical cannabis programs, would also protect state adult use programs. On September 26, 2019, the Senate Appropriations Committee declined to take up the broader amendment but did approve the Rohrabacher-Blumenauer Amendment for the fiscal year 2020 spending bill. On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021.

The Rohrabacher-Blumenauer Amendment may or may not be renewed as part of a subsequent stopgap spending bill or omnibus appropriations package in order to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. If the Rohrabacher-Blumenauer Amendment is not renewed, potential proceedings could involve significant restrictions being imposed upon us or third parties and divert the attention of key executives. Such proceedings could also have a material adverse effect on our business, prospects, revenue, results of operation and financial condition, as well our reputation, even if such proceedings were concluded successfully in our favor. Further, there is no guarantee that draft legislation such as the Strengthening the Tenth Amendment Through Entrusting States Act (S. Bill 3032), which we refer to as the STATES Act will become law in its current form.

The uncertainty of U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations present major risks for us.

We may be subject to action by the U.S. federal government.

Since the cultivation, processing, production, distribution and sale of cannabis for any purpose, medical, adult use or otherwise, remain illegal under U.S. federal law, it is possible that we may be forced to cease activities. The U.S. federal government, through, among others, the Department of Justice, its sub-agency the Drug Enforcement Administration and the U.S. Internal Revenue Service, has the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers. The U.S. federal government may also attempt to seize the property of the Company. Any action taken by the Department of Justice, the Drug Enforcement Administration and/or the Internal Revenue Service to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, the federal government can assert criminal violations of federal law despite state laws permitting the use of cannabis. While it does not appear that federal law enforcement and regulatory agencies are focusing resources on licensed cannabis related businesses that are operating in compliance with state law, the stated position of the current administration is hostile to legal cannabis. As the recession of the Cole Memorandum and the implementation of the Sessions Memorandum demonstrate, the Department of Justice may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting cannabis related businesses. In the event that the Department of Justice under U.S. Attorney General Garland aggressively pursues financiers or equity owners of cannabis-related businesses, and U.S. Attorneys follow the Department of Justice policies through pursuing prosecutions, then we could face:

(i)	seizure of our cash and other assets used to support or derived from our cannabis subsidiaries;

(ii)	the arrest of our employees, directors, officers, managers and investors; and

(iii)

ancillary criminal violations of the Controlled Substances Act for aiding and abetting, and conspiracy to violate the Controlled Substances Act by providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis.

Because the Cole Memorandum was rescinded, the Department of Justice or an aggressive federal prosecutor could allege that Green Thumb Industries Inc., and our Board, our executive officers and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of our financing or services. In these circumstances, the Company’s operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Additionally, there can be no assurance as to the position the Biden administration or any future administration may take on cannabis, and a new administration could decide to enforce the federal laws strongly. Any enforcement of current federal cannabis laws could cause significant financial damage to us and our shareholders. Further, future presidential administrations may choose to treat cannabis differently and potentially enforce the federal laws more aggressively.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. These results could have a material adverse effect on us, including our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our securities on various stock exchanges, our financial position, operating results, profitability or liquidity or the market price of its Subordinate Voting Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation or final resolution of any such matters because: (i) the time and resources that may be needed depend on the nature and extent of any information requested by the authorities involved, and (ii) such time or resources could be substantial.

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

We may be subject to heightened scrutiny by Canadian regulatory authorities.

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

We may face limitations on ownership of cannabis licenses.

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own. Such limitations on the ownership of additional licenses within certain states may limit the Company’s ability to grow in such states. The Company employs joint ventures from time to time to ensure continued compliance with the applicable regulatory guidelines. Currently, the Company has joint ventures with third parties in Connecticut and Illinois. The Company structures its joint ventures on a case-by-case basis but generally maintains operational control over the joint venture business and a variable economic interest through the applicable governing documents.

We may become subject to Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.

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

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The Bureau of Alcohol, Tobacco, Firearms and Explosives may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products.

Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.

We are subject to a variety of laws and regulations in the United States that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970, (which we refer to as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the USA Patriot Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Accordingly, pursuant to the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

The United States Department of the Treasury’s Financial Crimes Enforcement Network, which we refer to as FinCEN, issued a memorandum on February 14, 2014, which we refer to as the FinCEN Memorandum, outlining the pathways for financial institutions to bank cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum refers to the Cole Memorandum’s enforcement priorities.

The revocation of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has FinCEN given any indication that it intends to rescind the FinCEN Memorandum itself. Shortly after the Sessions Memorandum was issued, FinCEN did state that it would review the FinCEN Memorandum, but FinCEN has not yet issued further guidance.

Although the FinCEN Memorandum remains intact, it is unclear whether the Biden administration will continue to follow its guidelines, or what may happen under future administrations. The Department of Justice continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the Department of Justice’s enforcement priorities could change for any number of reasons. A change in the Department of Justice’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

If our operations, or proceeds thereof, dividend distributions or profits or revenues derived from our operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime (the sale of a Schedule I drug) under the Bank Secrecy Act’s money laundering provisions. This may restrict our ability to declare or pay dividends or effect other distributions.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

Banks and other depository institutions are currently hindered by federal law from providing financial services to cannabis businesses, even in states where those businesses are regulated. On March 7, 2019,

Democratic representative Ed Perlmutter of Colorado introduced house bill H.R. 1595, known as the Secure and Fair Enforcement (SAFE) Banking Act of 2019 (H.R. 1595), which we refer to as the SAFE Banking Act, which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill was advanced by the House Financial Services Committee on March 28, 2019 and passed with strong bipartisan support in the House of Representatives on September 25, 2019.

We may face difficulties acquiring additional financing.

We may require equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions and/or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. Our inability to raise financing through traditional banking to fund on-going operations, capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon the Company’s business, prospects, revenue, results of operation and financial condition.

We lack access to U.S. bankruptcy protections.

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under federal law. In the event of a bankruptcy, it would be very difficult for lenders to recoup their investments in the cannabis industry. If the Company were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect on us.

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

We may face difficulties in enforcing its contracts.

Because our contracts involve cannabis and other activities that are not legal under federal law and in some state jurisdictions, we may face difficulties in enforcing its contracts in federal courts and certain state courts. We cannot be assured that it will have a remedy for breach of contract, which could have a material adverse effect on us.

We have limited trademark protection.

We will not be able to register any federal trademarks for its cannabis products. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is a crime under the Controlled Substances Act, the Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, we likely will be unable to protect its cannabis product trademarks beyond the geographic areas in which it conducts business. The use of our trademarks outside the states in which it operates by one or more other persons could have a material adverse effect on the value of such trademarks.

We are and may continue to be subject to constraints on marketing our products.

Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that can hinder the development of the Company’s business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

We face risks related to the results of future clinical research.

Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as cannabidiol, commonly referred to as CBD and tetrahydrocannabinol, commonly referred to as THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Further, the federal illegality of cannabis and associated limits on our ability to properly fund and conduct research on cannabis and the lack of formal Food and Drug Administration oversight of cannabis, there is limited information about the long-term safety and efficacy of cannabis in is various forms, when combusted or combined with various cannabis and/or non-cannabis derived ingredients and materials or when ingested, inhaled or topically applied. Future research or oversight may reveal negative health and safety effects, which may significantly impact our reputation, operations and financial performance.

Given these risks, uncertainties and assumptions, prospective purchasers of Subordinate Voting Shares should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Annual Report on Form 10-K or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for our products, with the potential to have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We are subject to taxation in Canada and the United States.

We are and will continue to be a Canadian corporation as of the date of this Annual Report on Form 10-K. We are treated as a Canadian resident company (as defined in the Income Tax Act (Canada)) subject to Canadian income taxes. We are also treated as a U.S. corporation subject to U.S. federal income tax pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, (which we refer to as the “Code”) and are subject to U.S. federal income tax on our worldwide income. As a result, we are subject to taxation both in Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

It is unlikely that we will pay any dividends on the Subordinate Voting Shares in the foreseeable future. However, dividends received by shareholders who are residents of Canada for purposes of the Income Tax Act (Canada) will be subject to U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the Canada-United States tax treaty. In addition, a foreign tax credit or a deduction in respect of foreign taxes may not be available.

Dividends received by U.S. shareholders will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. shareholders generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax.

Dividends received by shareholders that are neither Canadian nor U.S. shareholders will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty.

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

Under Section 280E of the IRC, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a significant impact on the operations of cannabis companies and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses.

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

We are subject to proceeds of crime statutes.

We will be subject to a variety of laws that concern money laundering, financial recordkeeping and proceeds of crime. These include: the Bank Secrecy Act, as amended by Title III of the USA Patriot Act, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the rules and regulations under the Criminal Code of Canada and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

In the event that any of our license agreements, or any proceeds thereof, in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above, or any other applicable legislation. This could have a material adverse effect on us, among other things, could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

We face security risks.

The business premises of our operating locations are targets for theft. While we have implemented security measures at each location and continue to monitor and improve such security measures, our cultivation, processing and dispensary facilities could be subject to break-ins, robberies and other breaches in security. If there was a breach in security and we fell victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers, cultivation and processing equipment or cash could have a material adverse impact on our business, prospects, revenue, results of operation and financial condition.

As our business involves the movement and transfer of cash which is collected from dispensaries or patients/customers and deposited into its bank, there is a risk of theft or robbery during the transport of cash. Our transport, distribution and delivery of finished cannabis goods inventory, including but not limited to wholesale delivery of finished products to retail customers and deliver of finished goods to end consumers and other intermediaries, also is subject to risks of theft and robbery. We have engaged a security firm to provide security in the transport and movement of large amounts of cash and products. Employees sometimes transport cash and/or products and, if requested, may be escorted by armed guards. While we have taken robust steps to prevent theft or robbery of cash during transport, there can be no assurance that there will not be a security breach during the transport and the movement of cash involving the theft of product or cash.

We face exposure to fraudulent or illegal activity.

We face exposure to the risk that employees, independent contractors or consultants may engage in fraudulent or other illegal activities. Misconduct by these parties could be intentional, reckless and/or negligent conduct. There may be disclosure of unauthorized activities that violate government regulations, manufacturing standards, healthcare laws, abuse laws and other financial reporting laws. Further, it may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent these activities may not always be effective. As a result, we could face potential penalties and litigation.

We are a holding company.

We are a holding company and essentially all of our assets are the capital stock of our subsidiaries in our 12 markets, including California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. As a result, investors in the Company are subject to the risks attributable to its subsidiaries. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by the subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares

Material acquisitions, dispositions and other strategic transactions involve a number of risks for us.

Material acquisitions, dispositions and other strategic transactions involve a number of risks for us, including: (i) potential disruption of our ongoing business; (ii) distraction of management; (iii) increased financial leverage; (iv) the anticipated benefits and cost savings of those transactions may not be realized or may take longer to realize than anticipated; (v) increased scope and complexity of our operations; and (vi) loss or reduction of control over certain of our assets.

Additionally, we may issue additional Subordinate Voting Shares in connection with such transactions, which would dilute a shareholder’s holdings in the Company.

The presence of one or more material liabilities of an acquired company that are known, but believed to be immaterial, or unknown to us at the time of acquisition could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. A strategic transaction may result in a significant change in the nature of our business, operations and strategy. In addition, we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

We may invest in companies which may not be able to meet anticipated development targets or be successful in the future.

We may make investments in companies with no significant sources of operating cash flow and no revenue from operations, that are in early stages of development, or that have high-risk profiles. Our investments in such companies will be subject to risks and uncertainties that new companies with no or limited operating history may face. In particular, there is a risk that our investment in these companies will not be able to meet anticipated development targets or will not generate revenue at all. If these companies underperform or fail to continue to develop, their businesses may fail, which could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

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

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares to the extent that investors may lose their entire investments.

We face risks related to our products.

We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. These products are relatively untested in the marketplace, and we cannot assure shareholders and investors that we will achieve market acceptance for these products, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business. In addition, new products and services may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products and services could seriously harm our business, prospects, revenue, results of operation and financial condition.

We are dependent on the popularity of consumer acceptance of our brand portfolio.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced.

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

We face risks related to our information technology systems, and potential cyber-attacks and security breaches.

Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology, which we refer to as IT, systems and software against damage and threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend on the timely maintenance and replacement of network equipment, IT systems and software, as well as pre-emptive expenses to mitigate associated risks. Given the nature of our products and the lack of legal availability outside of channels approved by the federal government, as well as the concentration of inventory in our facilities, there remains a risk of shrinkages, as well as theft. If there was a breach in security and we fell victim to theft or robbery, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivations and processing equipment, or if there was a failure in information systems, it could adversely affect the our reputation and business continuity.

Additionally, we may store and collect personal information about customers and are responsible for protecting that information from privacy breaches that may occur through procedural or process failure, IT malfunction or deliberate unauthorized intrusions. Any such theft or privacy breach would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We are subject to laws, rules and regulations in the United States (such as the California Consumer Privacy Act (which became effective on January 1, 2020) and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the California Consumer Privacy Act and the privacy laws, rules and regulations of other jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

We face risks related to our insurance coverage and uninsurable risks.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes, destruction from civil unrest and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which it may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We are dependent on key inputs, suppliers and skilled labor.

The marijuana business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operation and financial condition. We aim to provide our vendor base with annual projections so that our vendors can better ensure a steady supply of raw materials and packaging. We check in with our vendors at least once quarterly to update them to relevant real time changes in our annual plan. For most important raw materials and packaging, we aim to have both a primary vendor supplier and a secondary vendor supplier to ensure redundancy. Further, due to the uncertain regulatory landscape for regulating cannabis in the U.S., our third party suppliers, manufacturers and contractors may elect, at any time, to decline or withdraw services necessary for ours operations. There is also a risk that a regulatory body could impose certain restrictions on such third party’s ability to operate in the United States. Any significant interruption or negative change in our business relations with such third parties could materially impact our business, financial condition, results of operations or prospects.

Our ability to compete and grow will be dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment, parts and components. This could have an adverse effect on our financial results.

We must attract and maintain key personnel or our business will fail.

Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management and key personnel. We compete with other companies both within and outside the cannabis industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially adversely affected.

Our sales are difficult to forecast.

As a result of recent and ongoing regulatory and policy changes in the medical and adult use cannabis industries and unreliable levels of market supply, the market data available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to growth-related risks.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We may be subject to litigation.

We may become party to litigation from time to time in the ordinary course of business, which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the Subordinate Voting Shares and could potentially use significant resources. Even if we are involved in litigation and win, litigation can redirect significant resources of Green Thumb Industries Inc. and/or its subsidiaries.

We face an inherent risk of product liability claims.

As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have failed to meet expected standards or to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. As an agricultural product, the quality of cannabis is inherently variable, and consumers may raise claims that our quality control or labeling processes have not sufficiently ensured that our grown and manufactured processes are sufficient to meet expected standards. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of marijuana without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications.

Our products may be subject to product recalls.

Manufacturers, distributors and retailers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products or products sold at our retail stores are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, if at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products and requiring compliant labeling of third-party products we sell, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if any of our brands were subject to recall, our image and the image of that brand could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on the results of our operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by the Food and Drug Administration, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We may face unfavorable publicity or consumer perception.

Management believes the medical and adult use cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that is perceived as less favorable than, or questions earlier research reports, findings or publicity could have a material adverse effect on the demand for our products. Our dependence upon consumer perceptions means that such adverse reports, whether or not accurate or with merit, could ultimately have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect. Although the Company uses quality control processes and procedures to ensure our consumer packaged goods meet our standards, a failure or alleged failure of such processes and procedures could result in negative consumer perception of our products or legal claims against us. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Certain of our products are e-vapor or “vape” products. The use of vape products and vaping may pose health risks. According to the Centers for Disease Control, vape products may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Because clinical studies about the safety and efficacy of vape products have not been submitted to the Food and Drug Administration, consumers currently have no way of knowing whether they are safe for their intended use or what types or concentrations of potentially harmful chemicals or by-products are found in these products. It is also uncertain what implications the use of vape or other inhaled products, such as flower that is smoked, may have on respiratory illnesses such as that caused by the Coronavirus Disease 2019, which we refer to as COVID-19. Adverse findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of vape or other inhaled products, including adverse publicity regarding underage use of vape or other inhaled products, may adversely affect the Company.

We face intense competition.

We face intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing, retail and marketing experience than us. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

Because of the early stage of the industry in which we operate, we face additional competition from new entrants. If the number of consumers of cannabis in the states in which we operate our business increases, the demand for products and qualified talent will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in research and development, marketing, sales, talent retention and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of our operations.

A decline in the price of the Subordinate Voting Shares could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of the Subordinate Voting Shares could result in a reduction in the liquidity of the Subordinate Voting Shares and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We may have increased labor costs based on union activity.

Labor unions are working to organize workforces in the cannabis industry in general. Currently, there is no labor organization that has been recognized as a representative of our employees. However, it is possible that certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

We are subject to general economic risks.

Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer trends and spending and, consequently, impact our sales and profitability.

We may be negatively impacted by challenging global economic conditions.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example and as discussed in more detail below, in early 2020, the U.S and other world economies have experienced turmoil due to outbreaks of COVID-19 and its variants, which has resulted in global economic uncertainty.

A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which can lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets or adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We are subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of the COVID-19 illness and its variants, which has been declared by the World Health Organization to be a “pandemic” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns or other preventative measures taken to limit the potential impact from a public health epidemic that may be requested or mandated by governmental authorities.

Our priorities during the COVID-19 pandemic are protecting the health and safety of its employees and our customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for our products and services if, for example, the pandemic results in a recessionary economic environment. Our operations are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an essential business by all states in which we operate with respect to all customers. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain, as well as our continued designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.

While it is not possible at this time to estimate the impact that COVID-19 (or any other actual or potential pandemic) could have on our business, the continued spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, particularly those in China and India. The COVID-19 outbreak, or any of its variants, and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Because cannabis remains federally illegal, it is possible that we would not be eligible to participate in any government relief programs (such as federal loans or access to capital) resulting from COVID-19 or any other actual or potential pandemic.

Risks Related to Our Securities

A return on our securities is not guaranteed.

There is no guarantee that our Subordinate Voting Shares will earn any positive return in the short term or long term. A holding of Subordinate Voting Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of Subordinate Voting Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

We may be affected by currency fluctuations.

We face exposure to significant currency fluctuations because of our present operations in the U.S. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. All or substantially all of our revenue is earned in U.S. dollars, but a portion of our operating expenses are incurred in Canadian dollars. We do not have currency hedging arrangements in place and there is no expectation that we will put any currency hedging arrangements in place in the future. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on our business, financial position or results of operations.

Our voting control is concentrated.

Our senior executives exercise a significant majority of the voting power with respect to our outstanding shares because of the Super Voting Shares that they hold. These officials include Benjamin Kovler, our Founder, Chairman and Chief Executive Officer, Andrew Grossman, our Head of Capital Markets, and Anthony Georgiadis, our Chief Financial Officer. Subordinate Voting Shares are entitled to one vote per share, Multiple Voting Shares are entitled to 100 votes per share, and Super Voting Shares are entitled to up to 1,000 votes per share. As a result, Mr. Kovler, Mr. Grossman and Mr. Georgiadis potentially have the ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of our assets.

This concentrated control could delay, defer or prevent a change of control, arrangement or merger involving sale of all or substantially all of our assets that our other shareholders may support. Conversely, this concentrated control could allow the holders of the Super Voting Shares to consummate such a transaction our other shareholders do not support. In addition, the holders of the Super Voting Shares may make long-term strategic investment decisions and take risks that may not be successful and/or may seriously harm our business.

Our capital structure and voting control may cause unpredictability.

Although other Canadian-based companies have dual class or multiple voting share structures, given our unique capital structure and the concentration of voting control that is held by the holders of the Super Voting Shares, this structure and control could result in a lower trading price for or greater fluctuations in the trading price of our Subordinate Voting Shares, adverse publicity to us or other adverse consequences.

Additional issuances of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution.

We may issue additional equity or convertible debt securities in the future, which may dilute an existing shareholder’s holdings. Our articles permit the issuance of an unlimited number of Super Voting Shares, Multiple

Voting Shares and Subordinate Voting Shares, and existing shareholders will have no pre-emptive rights in connection with such further issuances. Our board of directors has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders of Subordinate Voting Shares. Moreover, additional Subordinate Voting Shares will be issued by us on the conversion of the Multiple Voting Shares and Super Voting Shares in accordance with their terms. To the extent holders of our options or other convertible securities convert or exercise their securities and sell Subordinate Voting Shares they receive, the trading price of the Subordinate Voting Shares may decrease due to the additional amount of Subordinate Voting Shares available in the market. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of Subordinate Voting Shares will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of Subordinate Voting Shares, investors will suffer dilution to their voting power and economic interest in us.

Sales of substantial amounts of Subordinate Voting Shares may have an adverse effect on the market price of the Subordinate Voting Shares.

Sales of substantial amounts of Subordinate Voting Shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should it desire to do so.

The market price for the Subordinate Voting Shares may be volatile.

The market price for securities of cannabis companies generally are likely to be volatile. In addition, the market price for the Subordinate Voting Shares has been and may be subject to wide fluctuations in response to numerous factors beyond our control, including, but not limited to:

•	actual or anticipated fluctuations in our quarterly results of operations;

•	recommendations by securities research analysts;

•	changes in the economic performance or market valuations of companies in the industry in which we operate;

•	addition or departure of our executive officers and other key personnel;

•	release or expiration of transfer restrictions on outstanding Subordinate Voting Shares;

•	sales or perceived sales of additional Subordinate Voting Shares;

•	operating and financial performance that varies from the expectations of management, securities analysts and investors;

•	regulatory changes affecting our industry generally and its business and operations both domestically and abroad;

•	announcements of developments and other material events by us or our competitors;

•	fluctuations in the costs of vital production materials and services;

•	changes in global financial markets, global economies and general market conditions, such as interest rates and pharmaceutical product price volatility;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; and

•	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have at times historically experienced significant price and volume fluctuations that: (i) have particularly affected the market prices of equity securities of companies and (ii) have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Subordinate Voting Shares from time to time may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that may result in impairment losses to us. There can be no assurance that further fluctuations in price and volume of equity securities will not occur. If increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the Subordinate Voting Shares may be materially adversely affected.

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

We face liquidity risks.

Our Subordinate Voting Shares currently trade on the CSE and on over-the-counter markets in the U.S. We cannot predict at what prices the Subordinate Voting Shares will continue to trade, and there is no assurance that an active trading market will be sustained.

Our Subordinate Voting Shares do not currently trade on any U.S. securities exchange. In the event our Subordinate Voting Shares do trade on any U.S. securities exchange, we cannot predict at what prices the Subordinate Voting Shares will trade and there is no assurance that an active trading market will develop or be sustained. There is a significant liquidity risk associated with an investment in us.

We are subject to increased costs as a result of being a public company in Canada and the United States.

As a public company in Canada and the United States, we are subject to the reporting requirements, rules and regulations under the applicable Canadian and American securities laws and rules of stock exchanges on which the Company’s securities may be listed. The requirements of existing and potential future rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition and results of operations.

We face costs of maintaining a public listing.

As a public company, there are costs associated with legal, accounting and other expenses related to regulatory compliance. Securities legislation and the rules and policies of the CSE require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources than it otherwise would have on communication and other activities typically considered important by publicly traded companies.

We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

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

We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act, and the Company cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Subordinate Voting Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in this document and periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the Subordinate Voting Shares held by non-affiliates exceeds $700 million as of June 30, 2021, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which case the Company would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before June 30, 2021, we would cease to be an emerging growth company immediately. We cannot predict if investors will find the Subordinate Voting Shares less attractive because we may rely on these exemptions. If some investors find the Subordinate Voting Shares less attractive as a result, there may be a less active trading market for the Subordinate Voting Shares, and the stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following tables set forth the Company’s principal physical properties.

Corporate Properties
Type	Location	Leased / Owned
Headquarters	Chicago, IL	Leased

Production Properties
Type	Location	Leased / Owned
West Haven Facility	West Haven, CT	Leased
Homestead Facility	Homestead, FL	Owned
Oglesby Facility	Oglesby, IL	Leased
Rock Island Facility	Rock Island, IL	Owned
Centreville Facility	Centreville, MD	Leased
Holyoke Facility	Holyoke, MA	Leased
Carson City Facility	Carson City, NV	Leased
Las Vegas Facility 1	Las Vegas, NV	Leased
Las Vegas Facility 2	Las Vegas, NV	Leased
Paterson Facility	Paterson, NJ	Leased
Schenectady Facility	Glenville, NY	Leased
Toledo Facility	Toledo, OH	Leased
Danville Facility	Danville, PA	Leased

Retail Properties
Type	Location	Leased / Owned
Essence Pasadena	Pasadena, CA	Leased
Bluepoint Wellness Branford	Branford, CT	Leased
Bluepoint Wellness Westport	Westport, CT	Leased
Southern CT Wellness and Healing	Milford, CT	Leased
Rise Bonita Springs	Bonita Springs, FL	Leased
Rise Deerfield Beach	Deerfield Beach, FL	Leased
Rise Hallandale Beach	Hallandale Beach, FL	Leased
Rise Kendall	Miami, FL	Leased
Rise Oviedo	Oviedo, FL	Leased
Rise Pinellas Park	Pinellas Park, FL	Leased
Rise West Palm Beach	West Palm Beach, FL	Leased
Rise Canton	Canton, IL	Leased
The Clinic Effingham	Effingham, IL	Leased
3C Joliet	Joliet, IL	Leased
Rise Joliet	Joliet, IL	Owned
Rise Mundelein	Mundelein, IL	Owned
3C Naperville	Naperville, IL	Leased
Rise Niles	Niles, IL	Leased
Rise Quincy	Quincy, IL	Leased
Rise Bethesda	Bethesda, MD	Leased
Rise Joppa	Joppa, MD	Owned
Rise Silver Spring	Silver Spring, MD	Leased
Rise Amherst	Amherst, MA	Leased
Rise Paramus	Paramus, NJ	Leased
Rise Paterson	Paterson, NJ	Leased
Rise Carson City	Carson City, NV	Leased
Essence Henderson	Henderson, NV	Leased
Essence Durango	Las Vegas, NV	Leased

Retail Properties
Type	Location	Leased / Owned
Essence Rainbow	Las Vegas, NV	Leased
Essence The Strip	Las Vegas, NV	Leased
Essence Tropicana West	Las Vegas, NV	Leased
Rise Henderson	Henderson, NV	Leased
Rise Reno	Northtown Reno, NV	Leased
Rise Spanish Springs	Spanish Springs, NV	Leased
Fp WELLNESS Halfmoon	Clifton Park, NY	Leased
Fp WELLNESS Manhattan	New York, NY	Leased
Fp WELLNESS Rochester	Rochester, NY	Leased
Rise Cleveland	Cleveland, OH	Leased
Rise Lakewood Detroit	Lakewood, OH	Leased
Rise Lakewood Madison	Lakewood, OH	Owned
Rise Lorain	Lorain, OH	Owned
Rise Toledo	Toledo, OH	Owned
Rise Carlisle	Carlisle, PA	Leased
Rise Chambersburg	Chambersburg, PA	Leased
Rise Cranberry	Cranberry, PA	Leased
Rise Duncansville	Duncansville, PA	Leased
Rise Erie	Erie, PA	Owned
Rise Erie (Peach)	Erie, PA	Leased
Rise Hermitage	Hermitage, PA	Leased
Rise King of Prussia	King of Prussia, PA	Leased
Rise Latrobe	Latrobe, PA	Leased
Rise Mechanicsburg	Mechanicsburg, PA	Leased
Rise Monroeville	Monroeville, PA	Leased
Rise New Castle	New Castle, PA	Leased
Rise Steelton	Steelton, PA	Leased
Rise York	York, PA	Leased

Properties Subject to an Encumbrance. Pursuant to the Note Purchase Agreement, the Company collateralized the facilities in (i) Rock Island, Illinois, and (ii) Homestead, Florida.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

The Company has no legal proceedings, pending or threatened, which would have a material impact on the operations or financial condition of the Company.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Price and Volume

The Subordinate Voting Shares of the Company are traded on the CSE under the symbol “GTII.”. The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.(1)

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume
Year Ended December 31, 2020
First Quarter (March 31, 2020)	$5.69	$13.51	25,072,866
Second Quarter (June 30, 2020)	$7.70	$14.17	23,749,362
Third Quarter (September 30, 2020)	$13.50	$21.25	16,553,128
Fourth Quarter (December 31, 2020)	$17.19	$31.18	39,421,324

Year Ended December 31, 2019
First Quarter (March 31, 2019)	$11.60	$20.90	22,190,482
Second Quarter (June 30, 2019)	$13.10	$21.71	20,904,219
Third Quarter (September 30, 2019)	$10.55	$14.67	25,325,632
Fourth Quarter (December 31, 2019)	$10.26	$13.26	18,498,123

Notes:

(1)	Source: Bloomberg.

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

Period	Low Trading Price ($)	High Trading Price ($)	Volume
Year Ended December 31, 2020
First Quarter (March 31, 2020)	$4.07	$10.33	23,749,100
Second Quarter (June 30, 2020)	$5.41	$10.17	19,681,767
Third Quarter (September 30, 2020)	$10.00	$16.01	25,478,800
Fourth Quarter (December 31, 2020)	$12.93	$25.29	35,059,415

Year Ended December 31, 2019
First Quarter (March 31, 2019)	$8.54	$15.60	15,697,374
Second Quarter (June 30, 2019)	$9.78	$16.20	15,817,344
Third Quarter (September 30, 2019)	$7.99	$11.47	17,225,728
Fourth Quarter (December 31, 2019)	$7.86	$9.98	15,167,168

Notes:

(1)	Source: Bloomberg.
(2)	Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up or mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of March 1, 2021, there are 581 holders of record of our Subordinate Voting Shares.

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

Peer Performance Table

The following graph compares the cumulative total shareholder return on Green Thumb Industries Inc. Subordinate Voting Shares from June 12, 2018, when Green Thumb Industries Inc. began trading on the CSE, through December 31, 2020, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on December 12, 2018. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in US Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base Period 6/12/2018	6/30/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020
Green Thumb Industries	$100.00	$149.27	$116.50	$161.59	$135.81	$144.26	$345.66
Russell 2000	$100.00	$98.00	$80.44	$93.44	$99.26	$85.97	$118.10
Peer Group	$100.00	$100.00	$91.29	$143.44	$119.43	$105.52	$245.12

Below are the specific companies included in the peer group.

Peer Group Companies

- Cresco Labs Inc.	- Trulieve Cannabis Corp.
- Curaleaf Holdings, Inc

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

Subordinate Voting Shares

On June 12, 2018, we issued 10,744,995 Subordinate Voting Shares as part of the approximately C$87 million SR Offering at C$7.75. The financing was underwritten by GMP Securities L.P., Canaccord Genuity Corp., Beacon Securities Limited, Echelon Wealth Partners Inc., and Eight Capital Corp. In addition, pursuant to the RTO transaction, Bayswater Uranium Corporation’s existing 185,186,988 common shares were converted into 500,439 of our Subordinate Voting shares. The value assigned to these shares was $3,002,634, which was based on a per-share price of $6.00 on the RTO date.

Beginning on July 3, 2018 and through December 31, 2018, our shareholders converted 195,606 Multiple Voting Shares into 19,560,600 Subordinate Voting Shares, continuing through December 31, 2019, our shareholders converted an additional 357,104 Multiple Voting Shares into 35,710,400 Subordinate Voting Shares, and continuing through December 31, 2020, our shareholders converted an additional 423,319 Multiple Voting Shares into 42,331,900 Subordinate Voting Shares.

On August 2, 2018, we issued 7,300,000 Subordinate Voting Shares as part of a C$80.3 million bought deal for a value of C$11.00 per share. The financing was underwritten by Canaccord Genuity Corp., GMP Securities L.P., Beacon Securities Limited, Echelon Wealth Partners Inc. and Eight Capital Corp.

On September 7, 2018, September 13, 2018, December 10, 2019, and May 20, 2020, the holders of Compensation Options issued to underwriters of the Transaction financing exercised options, which converted into 285,200 Subordinate Voting Shares.

Between October 9, 2018 and through December 31, 2018, we issued, in total, 87,742 Subordinate Voting Shares for 100% of the membership interests or shares of privately held companies, continuing through December 31, 2019, we issued, in total, an additional 12,413,906 Subordinate Voting Shares and, continuing through December 31, 2020, we issued, in total, an additional 1,964,014 Subordinate Voting Shares.

On October 17, 2018, we issued 5,083,000 Subordinate Voting Shares as part of a C$101.7 million bought deal for a value of C$20.00 per share. The financing was underwritten by GMP Securities L.P., Beacon Securities Limited, Cormark Securities Inc., Echelon Wealth Partners Inc. and Eight Capital Corp.

Between December 6, 2018 and through December 31, 2018, we issued 489,347 Subordinate Voting Shares to buyout the membership interests of joint venture partners pursuant to agreements between the parties, continuing through December 31, 2019, we issued an additional 4,402,735 Subordinate Voting Shares and, continuing through December 31, 2020, we issued an additional 1,315,789 Subordinate Voting Shares.

Between February 11, 2019, January 3, 2020, May 18, 2020, and August 12, 2020 we issued, in total, 8,408,779 Subordinate Voting Shares for 100% of the membership interest of Advanced Grow Labs, LLC as well as for certain achieved milestone events.

On May 22, 2019 and May 24, 2019, we issued 19,875 Subordinate Voting Shares to the lead lender pursuant to the Note Purchase Agreement.

On June 5, 2019, June 21, 2019, August 12, 2019, May 25, 2020, and July 10, 2020 we issued, in total, 25,202,433 Subordinate Voting Shares to the owners of Integral Associates, LLC and Integral Associates CA, LLC for 100% of the membership interest of both entities, as well as for certain achieved milestone payments earned pursuant to the Membership Interest Purchase Agreement.

Between July 2, 2019 and December 31, 2019, we issued, in total, 1,179,354 Subordinate Voting Shares to holders of our restricted stock units issued under our 2018 Stock and Incentive Plan, which vested over the same period. From January 1, 2020 through February 19, 2020 (the effective date of the filing of our registration statement on Form S-8), we issued, in total, 1,250 Subordinate Voting Shares to holders of our restricted stock units issued under our 2018 Stock and Incentive Plan, which vested over the same period.

Multiple Voting Shares

On June 12, 2018, we issued 830,975 Multiple Voting Shares to prior holders of VCP23, LLC membership interests pursuant to the Transaction.

Beginning on July 3, 2018 and through December 31, 2018, our shareholders converted 195,606 Multiple Voting Shares into 19,560,600 Subordinate Voting Shares, continuing through December 31, 2019, our shareholders converted an additional 357,104 Multiple Voting Shares into 35,710,400 Subordinate Voting Shares and, continuing through December 31, 2020, our shareholders converted an additional 423,319 Multiple Voting Shares into 42,331,900 Subordinate Voting Shares. On November 7, 2018, we issued 32,965 Multiple Voting Shares in exchange for 3,296,500 subscription receipts held by the owners of a privately held company. On January 8, 2019, we issued 31,000 Multiple Voting Shares to buyout the membership interest of joint venture partners pursuant to an agreement between the parties.

Beginning on July 3, 2018 and through December 31, 2018, our shareholders converted 8,896 Super Voting Shares into 8,896 Multiple Voting Shares, continuing through December 31, 2019, our shareholders converted an additional 22,224 Super Voting Shares into 22,224 Multiple Voting Shares and, continuing through December 31, 2020 our shareholders converted an additional 90,258 Super Voting Shares into 90,258 Multiple Voting Shares.

Super Voting Shares

On June 12, 2018, we issued 433,409 Super Voting Shares to prior holders of VCP23, LLC membership interests pursuant to the Transaction and prior holders of Bayswater Uranium Corporation.

Beginning on December 3, 2018 and through December 31, 2018, our shareholders converted 8,896 Super Voting Shares into 8,896 Multiple Voting Shares, continuing through December 31, 2019, our shareholders converted an additional 22,224 Super Voting Shares into 22,224 Multiple Voting Shares and, continuing through December  31, 2020 our shareholders converted an additional 90,258 Super Voting Shares into 90,258 Multiple Voting Shares.

ITEM  6. SELECTED FINANCIAL DATA

Reserved.

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

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the years ended December 31, 2020, 2019 and 2018. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements for the year ended December 31, 2019 and the combined financial statements for the years ended December 31, 2018 and 2017 and the accompanying notes for each respective periods. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

COVID-19 Considerations

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects and those of its variants, are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in the face of this pandemic and other events.

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

Operations of the Company are currently ongoing as the cultivation, processing and sale of cannabis products is currently considered an “essential” business by all states in which the Company operates with respect to all customers. The Company’s ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic and any of its variants will in part depend on the Company’s ability to protect its employees, customers and supply chain and its continued designation as “essential” in states where it does business that currently or in the future impose restrictions on business operations.

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

During 2020, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 and its variants may impact the Company’s business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners and our designation as “essential” in states where we do business that currently or in the future impose restrictions on business operations.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb is promoting well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while being committed to community and sustainable profitable growth. As of December 31, 2020, Green Thumb has operations across 12 U.S. markets, employs over 2,200 people and serves hundreds of thousands of patients and customers annually.

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

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself which we use to produce our consumer packaged goods produced in 13 owned and operated manufacturing facilities. This portfolio consists of SKUs across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product category are individually material to the Company). These Consumer Package Goods products are sold in retail locations throughout the 12 U.S. markets Green Thumb operates including Green Thumb’s own Rise and Essence dispensaries.

Green Thumb owns and operates a national cannabis retail chain called Rise, and in the Las Vegas, Nevada and Pasadena California areas, a chain of stores called Essence, which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, we own stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise stores currently are located in eight of the states in which we operate (including Nevada). The Essence stores were acquired in connection with the 2019 acquisition of Integral Associates and are located in Nevada and beginning in March 2021, California. The Essence stores differ from the Rise stores mainly in geographic location. As of December 31, 2020, the Company had 51 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the Coronavirus.

Results of Operations—Consolidated

The following table summarizes the Company’s consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the years ended December 31, 2020 2019 and 2018 and (ii) consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from, and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 8 of this Report.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	For the Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Total Revenues, net of discounts	$556,572,889	$216,432,605	$62,493,680	$340,140,284	157%	$153,938,925	246%
Cost of Goods Sold, net	(252,404,301)	(109,401,914)	(34,177,259)	(143,002,387)	131%	(75,224,655)	220%

Gross Profit	304,168,588	107,030,691	28,316,421	197,137,897	184%	78,714,270	278%
Total Expenses	198,061,759	134,721,393	54,656,579	63,340,366	47%	80,064,814	146%

Income (Loss) From Operations	106,106,829	(27,690,702)	(26,340,158)	133,797,531	(483%)	(1,350,544)	5%

Total Other Income (Expense)	(3,176,107)	(22,512,135)	56,091,532	19,336,028	(86%)	(78,603,667)	(140%)

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest	102,930,722	(50,202,837)	29,751,374	153,133,559	(305%)	(79,954,211)	(269%)
Provision for Income Taxes	83,852,802	9,344,033	7,183,595	74,508,769	797%	2,160,438	30%

Net Income (Loss) Before Non-Controlling Interest	19, 077,920	(59,546,870)	22,567,779	78,624,790	(132%)	(82,114,649)	(364%)
Net Income (Loss) Attributable to Non-Controlling Interest	4,084,953	(430,463)	27,811,696	4,515,416	(1,049%)	(28,242,159)	(102%)

Net Income (Loss) Attributable to Green Thumb Industries Inc.	$14,992,967	$(59,116,407)	$(5,243,917)	$74,109,374	(125%)	$(53,872,490)	1,027%

Net Income (Loss) per share—basic	$0.07	$(0.31)	$(0.04)	$0.38	(123%)	$(0.27)	675%

Net Income (Loss) per share—diluted	$0.07	$(0.31)	$(0.04)	$0.38	(123%)	$(0.27)	675%

Weighted average number of shares outstanding—basic	210,988,259	190,602,400	130,102,523

Weighted average number of shares outstanding—diluted	212,531,188	190,602,400	130,102,523

	As of December 31,
	2020	2019
Total Assets	$1,358,549,162	$1,167,536,624
Long-Term Liabilities	$325,101,386	$212,960,693

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Revenue

Revenue for the year ended December 31, 2020 was $556,572,889, up 157% from $216,432,605 for the year ended December 31, 2019. The increase in revenue was driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois and Pennsylvania. The key performance driver of Retail revenues in 2020 was legalization of adult use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania, and the 2020 full period effect of the June 2019 acquisition of the

Essence stores in Nevada. During the year ended December 31, 2020, Retail revenue made up 71% of total revenue as compared to 64% in 2019. During the year ended December 31, 2020, the Company increased its Retail footprint by opening 11 new stores and acquiring one store as compared to opening 17 new stores and acquiring eight during the same period in 2019. In total, the Company had 51 Retail locations open and operating during year ended December 31, 2020 as compared to 39 Retail locations in the prior year.

The key drivers for Consumer Packaged Goods revenue was legalization of adult use in Illinois on January 1, 2020 as well as the expansion of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Maryland, Connecticut and Nevada due to increased scale and efficiency. Consumer Packaged Goods revenue made up 29% of total revenues in 2020 as compared to 36% in 2019.

Cost of Goods Sold

Cost of goods sold are derived from costs related to the internal cultivation and production of cannabis and from Retail purchases made from other licensed producers operating within our state markets.

Cost of goods sold for the year ended December 31, 2020 was $252,404,301, up 131% from $109,401,914 for the year ended December 31, 2019, driven by increased volume in open and operating Retail stores; new Retail store openings in Illinois, Pennsylvania and Nevada; and expansion of the Consumer Packaged Goods sales in Illinois, Pennsylvania, Massachusetts, Maryland, Connecticut and Nevada.

Gross Profit

Gross profit for the year ended December 31, 2020 was $304,168,588, representing a gross margin on the sale of finished cannabis consumer packaged goods of 55%. This is compared to gross profit for the year ended December 31, 2019 of $107,030,691 or a 49% gross margin. The Company’s increase in gross margin percentage was mainly attributed to an overall increase in Retail sales as a proportion of total sales. In addition, Consumer Packaged Goods also contributed to the increase in gross profit through expanded capacity. The increase in gross profit was directly attributable to the revenue increase as further described above.

Total Expenses

Total expenses for the year ended December 31, 2020 were $198,061,759 or 36% of total revenues, net of discounts. Total expenses for the year ended December 31, 2019 were $134,721,393 or 62% of total revenues, net of discounts.

The increase in total expenses was attributable to Retail salaries, benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s new and acquired Retail facilities. In addition, an increase in intangible asset amortization expense, back office personnel costs and non-cash equity incentive compensation expense also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) decreased to ($3,176,107) for the year ended December 31, 2020 as compared to ($22,512,135) for the year ended December 31, 2019. The reduction in other income (expense) was primarily due to favorable fair value adjustments on the Company’s investments and contingent consideration recorded in 2020 offset by unfavorable adjustments to the fair value of the warrant liability and increased interest expense.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for the year ended December 31, 2020 was $102,930,722 as compared to loss of ($50,202,837) for the year ended December 31, 2019.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $19,336,718 for 2020 and $18,285,377 for 2019, as well as other non-operating items, Adjusted Operating EBITDA (as defined below under the heading “Non GAAP Measures”) was $179,584,426 and $27,762,114 for the year ended December 31, 2020 and 2019, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted at year-end. For the year ended December 31, 2020, federal and state income tax expense totaled $83,852,802 as compared to $9,344,033 for the year ended December 31, 2019.

The net expense of $83,852,802 for the year ended December 31, 2020 includes current tax expense of $81,758,298 and deferred tax expense of $2,094,504 in the current period.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Revenue

Revenue for the year ended December 31, 2019 was $216,432,605, up 246% from $62,493,680 for the year ended December 31, 2018 driven by contribution from both Consumer Packaged Goods and Retail sales across all 12 markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania). Key performance drivers were: distribution expansion of Green Thumb’s branded product portfolio primarily in Illinois, Massachusetts and Pennsylvania; new store openings and increased store traffic to Green Thumb’s 39 open and operating retail stores, particularly in Florida, Illinois, Massachusetts and Pennsylvania; and the addition of revenue from the acquisition of Connecticut-based AGL and Nevada-based Integral Associates.

Cost of Goods Sold

Cost of goods sold are derived from cost related to the internal cultivation and production of cannabis and from retail purchases made from other licensed producers operating within our state markets.

Cost of goods sold for the year ended December 31, 2019 was $109,401,914, up 220% from $34,177,259 for the year ended December 31, 2018, driven by growth from both Consumer Packaged Goods and Retail sales across all 12 markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania).

Gross Profit

Gross profit for the year ended December 31, 2019 was $107,030,691, representing a gross margin on the sale of finished cannabis Consumer Packaged goods of 49%. This is compared to gross profit for the year ended December 31, 2018 of $28,316,421 representing a 45% gross margin driven by increased harvested cannabis and consumer packaged goods shipments, along with incremental contribution from increased volume from Retail sales.

Total Expenses

Total expenses for the year ended December 31, 2019 were $134,721,393 or 62% of total revenues, net of discounts, an increase of $80,064,814. Total expenses for the year ended December 31, 2018 were $54,656,579 or 87% of total revenues, net of discounts.

The increase in total expenses was attributable to an increase in general and administrative expenses, mainly due to non-cash charges related to equity incentive compensation of $18,285,377, an increase of $6,137,126 compared to the year ended December 31, 2018. Salaries and benefits also contributed as a result of increased headcount from the Company’s Retail facilities in Florida, Illinois, Nevada, Maryland, Massachusetts and Pennsylvania, along with corporate staff development.

Additionally, the Company had professional fees of $17,714,193 which represented an increase of $7,025,063 over the 2018 amount of $10,689,130, primarily driven by acquisition related support, and other regulatory and growth-related activities.

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2019 was ($22,512,135), compared to income of $56,091,532 for the year ended December 31, 2018, mainly due to a favorable adjustment to the fair values of the Company’s investments recorded in 2018.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating loss before provision for income taxes and non-controlling interest for the year ended December 31, 2019 was ($50,202,837) compared to income of $29,751,374 for the year ended December 31, 2018.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $18,285,377 in 2019 and $12,148,251 in 2018, as well as other non-operating items, Adjusted Operating EBITDA was $27,762,114 and ($9,007,926) for the years ended December 31, 2019 and 2018, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted at year-end. For the year ended December 31, 2019, federal and state income tax expense totaled $9,344,033 compared to $7,183,595 for the year ended December 31, 2018. The net expense of $9,344,033 for the year ended December 31, 2019 includes current tax expense of $22,760,946 and deferred tax benefit of $13,416,913 in the current period. The deferred tax benefit is mainly driven by changes in the fair value of investments and amortization of intangibles.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Revenue

Revenue for the year ended December 31, 2018 was $62,493,680, up 278% from $16,528,779 for the year ended December 31, 2017 due to revenue contribution from Consumer Packaged Goods and Retail sales across Illinois, Maryland, Massachusetts, Nevada and Pennsylvania. Year over year consumer packaged goods growth is driven by expanded distribution to third-party retail customers of Green Thumb’s branded product portfolio, including Rythm, The Feel Collection and Dogwalkers, primarily across Illinois, Maryland and Pennsylvania. Retail sales growth is driven by increased foot traffic in Illinois retail stores, incremental revenue from two Illinois stores which were acquired in October 2017, new store openings of Rise (three in Maryland and four in Pennsylvania) and the commencement of adult use sales for both Nevada Rise stores as of January 1, 2018, all incremental compared to the year ending December 31, 2017.

Cost of Goods Sold

Cost of goods sold are derived from cost related to the internal cultivation and production of cannabis and from retail purchases made from other licensed producers operating within our state markets.

Year ended December 31, 2018 cost of goods sold of $34,177,259 was up $24,369,484 or 248% compared to year ended December 31, 2017, driven by expanded production of consumer packaged goods in new markets Maryland and Pennsylvania, as well as material increases from retail sales driven by new store openings and increases in daily transactions across Illinois, Maryland, Massachusetts, Nevada and Pennsylvania.

Gross Profit

Gross profit for the year ended December 31, 2018 was $28,316,421, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 45%. This is compared to gross profit for the year ended December 31, 2017 of $6,721,004 or a 41% gross margin.

Total Expenses

Total expenses for year ended December 31, 2018 were $54,656,579, an increase of $43,165,807, compared to year ended December 31, 2017.

The increase in total expenses was attributable to an increase in general and administrative expenses, mainly due to non-cash charges related to equity incentive compensation of $12,148,251, which is all incremental compared to the prior year. Salaries and benefits also contributed to the increase as a result of new headcount from the Company’s Retail facilities in Illinois, Nevada, Maryland and Pennsylvania along with corporate staff development.

Additionally, the Company had professional fees of $10,689,130 which represented an increase of $7,171,238 over the 2017 amount of $3,517,892 due to the reverse takeover transaction, acquisition related support, and other regulatory and growth related activities.

Total Other Income

Total other income for year ended December 31, 2018 was $56,091,532, an increase of $55,979,581 compared to 2017, due to the iAnthus Warrants and other investments recorded at fair value, as further described in the Liquidity, Financing Activities During the Period, and Capital Resources section of this MD&A below.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for year ended December 31, 2018 was $29,751,374, compared to a loss of ($4,657,817) for the year ended December 31, 2017. The increase in net operating income was driven by the fair value of the iAnthus Warrants and other investments recorded at fair value, partially offset by equity incentive compensation as described above, in addition to start-up costs for new markets this year.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $12,148,251 as described above Adjusted Operating EBITDA was ($9,007,926) and ($4,079,780) for the year ended December 31, 2018 and 2017, respectively.

Provision for Income

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted at year-end. For year ended December 31, 2018, Federal and State income tax expense totaled $7,183,595 compared to $214,000 provision for income taxes for the year ended December 31, 2017. Deferred tax expense of $4,061,000 is included in the $7,183,595 for the current period. This expense is driven by the fair value of warrants and investments, partially offset by deferred tax benefit related to net operating losses and stock-based compensation.

Results of Operations—Segments

The following tables summarize revenues net of sales discounts by segment for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Consumer Packaged Goods	$273,977,174	$109,930,160	$25,706,134	$164,047,014	149%	$84,224,026	328%
Retail	396,371,725	137,809,904	41,994,791	258,561,821	188%	95,815,113	228%
Intersegment Eliminations	(113,776,010)	(31,307,459)	(5,207,245)	(82,468,551)	263%	(26,100,214)	501%

Total Revenues, Net of Discounts	$556,572,889	$216,432,605	$62,493,680	$340,140,284	157%	$153,938,925	246%

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Revenues, net of discounts for the Consumer Packaged Goods Segment were $273,977,174 for the year ended December 31, 2020, an increase of $164,047,014 or 149%, compared to the year ended December 31, 2019. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult- use cannabis in Illinois on January 1, 2020, increased sales volume in established markets such as Pennsylvania, Massachusetts and Maryland and the 2020 full period effect of the June 2019 acquisition of Desert Grown Farms and Cannabiotix in Nevada.

Revenues, net of discounts for the Retail Segment were $396,371,725 for the year ended December 31, 2020, an increase of $258,561,821 or 188%, compared to the year ended December 31, 2019. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania, and the 2020 full period effect of the June 2019 acquisition of the Essence stores in Nevada.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Revenues, net of discounts for the Consumer Packaged Goods Segment were $109,930,160 for the year ended December 31, 2019, an increase of $84,224,026 or 328%, compared to the year ended December 31, 2018. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Massachusetts, Maryland and Pennsylvania as well as the acquisition of Advanced Grow Labs, LLC’s cultivation and processing facility and Integral Associates, LLC’s Desert Grown Farms cultivation and processing facility.

Revenues, net of discounts for the Retail Segment were $137,809,904 for the year ended December 31, 2019, an increase of $95,815,113 or 228%, compared to the year ended December 31, 2018. The increase in Retail revenues, net of discounts, was primarily driven by new store openings, the acquisition of Integral Associates, LLC’s Essence branded dispensaries and increased sales volume at existing stores.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Revenues, net of discounts for the Consumer Packaged Goods Segment were $25,706,134 for the year ended December 31, 2018, an increase of $17,330,181 or 207%, compared to the year ended December 31, 2017. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by new markets in Pennsylvania and Massachusetts along with increased sales volume in the established markets of Illinois and Maryland.

Revenues, net of discounts for the Retail Segment were $41,994,791 for the year ended December 31, 2018, an increase of $32,069,821 or 323%, compared to the year ended December 31, 2017. The increase in Retail revenues, net of discounts, was primarily driven by new store openings in Pennsylvania and Maryland, increased sales volume at existing stores in the established markets of Illinois and Nevada as well as the revenue from the acquisition of two Illinois stores in October 2017.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and CPG level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Good business in which it manufactures, sells and distributes its portfolio of finished consumer packaged goods, including brands Rythm, Dogwalkers, The Feel Collection and Beboe, among others, primarily to third-party retail customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the year ended December 31, 2020, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

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

During the year ended December 31, 2020, the Company continued to be focused on creating sustainable, profitable growth of the Company’s base business while pursuing national expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its consumer packaged goods and retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

Total Expenses

Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and marketing and branding activities. It also includes a significant investment in the corporate infrastructure required to support ongoing business.

Retail selling costs generally correlate to revenue. As new locations begin operations, these locations generally experience higher selling costs as a percentage of revenue compared to more established locations, which experience a more constant rate of selling costs. As a percentage of sales, the Company expects selling costs to remain relatively constant in the more established locations and increase in the newer locations as business continues to grow.

General and administrative expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. The Company expects to continue to invest considerably in this area to support aggressive expansion plans and to support the business by attracting and retaining top-tier talent. Furthermore, the Company expects an increase in stock compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly traded company in Canada and registered with the U.S. Securities Exchange Commission.

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

	For the Years Ended December 31,
	2020	2019	2018
Net Income (Loss) Before Non-Controlling Interest	$19,077,920	$(59,546,870)	$22,567,779
Interest Income	(113,667)	(1,465,705)	(1,952,945)
Interest Expense	18,666,520	13,658,904	2,278,834
Provision For Income Taxes	83,852,802	9,344,033	7,183,595
Other Income	(15,376,746)	10,318,936	(56,417,421)
Depreciation and amortization	52,505,575	31,152,182	5,183,980

Earnings before interest, taxes, depreciation, and amortization (EBITDA) (non-GAAP measure)	$158,612,404	$3,461,480	$(21,156,178)

Stock-based compensation, non-cash	19,336,718	18,285,377	12,148,251
Acquisition, transaction, and other non-operating costs	1,635,304	6,015,257	—

Adjusted Operating EBITDA (non-GAAP measure)	$179,584,426	$27,762,114	$(9,007,927)

Liquidity, Financing Activities During the Period, and Capital Resources

As of December 31, 2020 and 2019, the Company had total current liabilities of $119,288,435 and $111,367,255, respectively, and cash and cash equivalents of $83,757,785 and 46,667,334, respectively to meet its current obligations. As of December 31, 2020, the Company had working capital of $64,655,570, an increase of $66,960,214 as compared to December 31, 2019, driven primarily by a reduction in liabilities arising from the completion of business acquisitions during the year ended December 31, 2020.

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

Cash Flows

Cash Used in Operating, Investing and Financing Activities

Net cash used in operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$95,916,965	($18,013,610)	($17,683,003)
Net cash used in investing activities	($57,274,311)	($174,671,380)	($111,421,268)
Net cash provided by (used in) financing activities	(1,522,203)	93,366,252	245,525,846

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2020:

	Total	2021	2022	2023	2024	2025	Thereafter
Notes Payable(a)	$105,466,429	$—	$—	$105,466,429	$—	$—	$—
Charitable Contributions	717,429	185,886	189,953	194,109	147,481	—	—
Mortgage Payable(b)	3,556,678	156,097	164,763	174,964	185,281	1,573,810	1,301,763
Interest Due on Notes Payable	30,304,983	12,655,971	12,655,971	4,993,041	—	—	—
Interest Due on Mortgage Payable	1,287,315	212,016	203,349	193,149	182,831	154,564	341,406
Operating Leases—Third Party	365,277,752	24,009,579	25,487,123	25,360,510	24,856,882	22,834,433	242,729,225
Operating Leases—Related Parties	15,613,128	1,307,183	1,337,130	1,367,771	1,255,714	1,182,489	9,162,841
Contingent Consideration	27,100,000	22,150,000	4,950,000	—	—	—	—
Construction Commitments	520,252	520,252	—	—	—	—	—

Total as of December 31, 2020	$549,843,966	$61,196,984	$44,988,289	$137,749,973	$26,628,189	$25,745,296	$253,535,235

(a)

On May 21, 2020, the Company exercised its option to extend the maturity date of its senior secured notes for an additional year. The new maturity date is May 22, 2023. Additionally, this amount excludes $10,511,335 of unamortized debt discount as of December 31, 2020. See Note 11—Notes Payable for details.

(b)	The amount excludes $174,222 of unamortized debt discount as of December 31, 2020. See Note 11—Notes Payable for details.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Pending and Subsequent Transactions

On February 8, 2021, the SEC declared effective the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021 the “Form S-1”. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,073 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000,030. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803,054.

Changes in or Adoption of Accounting Practices

See discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 2 – Significant Accounting Policies.

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

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately consider the risk of non-renewal, the Company applies probability weighting to the expected future net cash flows in calculating the fair value of these intangible assets. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets have the greatest sensitivity to the estimated discount rate used in the valuation. Management selected discount rates ranging from 12% to 18% primarily dependent upon the markets in which each of the acquisitions operates. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Management selected terminal growth rates between 2% and 3%. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections.

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

Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, the Company has identified 22 reporting units. The Company analyzed its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and consumer packaged goods) which were primarily determined based on the licenses each market holds. The following represent the markets in which the Company operates as of December 31, 2020: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

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

Fair Value of Financial Instruments

The individual fair values attributed to the different components of a financing transaction, derivative financial instruments, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

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

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3—Inputs for the asset or liability that are not based on observable market data.

ITEM 7A. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Company’s Board of Directors (the “Board”) mitigates these risks by assessing, monitoring and approving the Company’s risk management processes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Prior Independent Registered Accounting Firm

Following the Transaction, the independent registered public accounting firm of the Corporation was MNP LLP (“MNP”) located at 111 Richmond Street W, Suite 300, Toronto, Ontario M5H 2G4, Canada. The Company engaged MNP on February 21, 2019, and MNP completed an audit of the Company for the year ended December 31, 2018. MNP resigned as the Company’s auditor effective October 15, 2019. The resignation of MNP was approved by the Audit Committee and the Board.

During the year ended December 31, 2018 and the subsequent period through October 15, 2019, the date of MNP’s resignation, there were no (1) disagreements with MNP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to MNP’s satisfaction, would have caused MNP to make reference thereto in its report on the consolidated financial statements of the Company (as described in Item 304(a)(1)(iv) of Regulation S-K) or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

MNP’s report on the consolidated financial statements of the Company for the year ended December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

We have provided MNP with a copy of the foregoing disclosures and requested that MNP furnish us with a letter addressed to the SEC stating whether MNP agrees with the statements made herein and, if not, stating the respects in which it does not agree. A copy of the letter is filed as Exhibit 16.1 to this document.

Engagement of Macias Gini & O’Connell LLP

The Company appointed Macias Gini & O’Connell LLP (“MGO”) located at 2029 Century Park East, Suite 1500, Los Angeles, California 90067 as its independent registered public accounting firm effective October 17, 2019. The engagement of MGO was approved by the Audit Committee and the Board. MGO has completed an audit of the Company for the years ended December 31, 2020 and 2019.

During the period from October 17, 2019 through November 30, 2019, the Company did not consult with MGO regarding any of the following:

•

the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that MGO concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

•	any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

The Company evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2020. As a new SEC registrant, Green Thumb is not required to include management’s assessment of Internal Controls over Financial Reporting (“ICFR”) or an attestation report of the Company’s registered public accounting firm in our 2020 Form 10-K. However, management has developed and is in the process of enhancing the Company’s ICFR and its disclosure controls and procedures in preparation for the annual audit of the Company for the 2021 fiscal year. Green Thumb expects to be required to include both management’s assessment of ICFR and the attestation of the Company’s registered public accounting firm regarding the Company’s ICFR in our 2021 annual report on Form 10-K. Management, including the Chief Executive Officer and Chief Financial Officer, have carefully considered the Company’s progress in the development of the disclosure controls and procedures to date and determined that they were reasonably effective at the assurance level as of December 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth under Executive Compensation in the Green Thumb Industries Inc. Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plans

Information regarding equity compensation plans will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed on the accompanying index (page E-1) are filed as part of this Annual Report on Form 10-K.

(c)	Financial Statements Schedules omitted

Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

ITEM 15 . EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a). INDEX TO FINANCIAL STATEMENTS

(b). EXHIBITS

A list of exhibits filed with this Annual Report on Form 10-K is included in the Exhibit Index immediately preceding Appendix A to this Annual Report and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1#	Amended and Restated Articles of Green Thumb Industries Inc.

4.1#	Coattail Agreement, dated June 12, 2018, by and among the Shareholders, Green Thumb Industries Inc. and Odyssey Trust Company.

10.1#	Business Combination Agreement, dated June 12, 2018, by and among Bayswater Uranium Corporation, VCP23, LLC, GTI Finco Inc., 1165318 B.C. Ltd. and GTI23, Inc.

10.2*#	Membership Interest Purchase Agreement, dated November 12, 2018, by and among the Seller Parties, GTI Core, LLC and Green Thumb Industries Inc.

10.3*#	Amendment No. 1 to Membership Interest Purchase Agreement, dated June 5, 2019, by and among the Seller Parties, GTI Core, LLC and Green Thumb Industries Inc.

10.4*#	Agreement and Plan of Merger and Reorganization, dated January 4, 2019, by and among Green Thumb Industries Inc., GTI Merger Sub, LLC and Advanced Grow Labs, LLC.

10.5*#	First Amendment to the Agreement and Plan of Merger and Reorganization, dated February 11, 2019, by and among Green Thumb Industries Inc., GTI Merger Sub, LLC and Advanced Grow Labs, LLC.

10.6*#	Note Purchase Agreement, dated May 22, 2019, by and among the Issuers, the Purchasers and the Agents.

10.7*#	First Amendment to the Note Purchase Agreement, dated November 9, 2019, by and among the Issuers, the Purchasers and the Agents.

10.8#	Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated June 11, 2018.

10.9#	Amendment No. 1 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated August 30, 2019.

10.10#	Form of Notice of Option Grant.

10.11#	Form of Option Agreement.

10.12#	Form of Notice of RSU Grant and Agreement.

10.13	Form of Indemnification Agreement

16.1	MNP LLP Letter, dated March 18, 2021.

21.1#	List of Subsidiaries of Green Thumb Industries Inc.

23.1	Consent of Independent Registered Public Accounting Firm (MGO).

23.2	Consent of Independent Registered Public Accounting Firm (MNP).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of the United States Code.

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Previously filed as an exhibit to our registration statement on Form 10 filed on December 20, 2019.

E-1

Appendix A

List of Licenses of Green Thumb Industries Inc.

Licenses in the State of California
Holding Entity	Permit License	City	Renewal Date (MM/DD/YY)	Description
ESSENCE CC, LLC	Customer Number 508318	Culver City, CA	N/A	Medicinal Dispensary, Adult Use Retail Store and Home Delivery Conditional Licenses

ESSENCE WEHO, LLC	Conditional License	West Hollywood, CA	N/A	Adult Use Retail Store, Home Delivery and Consumption Conditional License

INTEGRAL ASSOCIATES CALIFORNIA, LLC	Conditional License	Culver City, CA	N/A	Distribution and Delivery Conditional License

INTEGRAL ASSOCIATES DENA, LLC	C10-0000787-LIC	Pasadena, CA	2/26/2022	Medicinal Dispensary, Adult Use Retail Store and Home Delivery Provisional License

Licenses in the State of Connecticut
Holding Entity	Permit License	City	Renewal Date (MM/DD/YY)	Description
ADVANCED GROW LABS, LLC	MMPR.0000001	West Haven, CT	02/06/2022	Medicinal Processor License

ADVANCED GROW LABS, LLC	BAK.0015356	West Haven, CT	06/30/2021	Bakery License (for Edibles)

BLUEPOINT WELLNESS OF CONNECTICUT	MMDF.0000002	Branford, CT	04/10/2021	Medicinal Dispensary License

BLUEPOINT WELLNESS OF WESTPORT, LLC	MMDF.0000029	Westport, CT	12/17/2021	Medicinal Dispensary License

SOUTHERN CT WELLNESS & HEALING, LLC	MMDF.0000015	Milford, CT	02/04/2021*	Medicinal Dispensary License

Licenses in the State of Florida
Holding Entity	Permit License	City	Renewal Date (MM/DD/ YY)	Description
KSGNF, LLC	MMTC	Homestead, FL	02/28/2023	License to Operate a Medical Marijuana Treatment Center

1

Licenses in the State of Illinois
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description
NH MEDICINAL DISPENSARIES, LLC	DISP.000042	Effingham, IL	08/22/2021	Medicinal Dispensary License

NH MEDICINAL DISPENSARIES, LLC	AUDO.000004	Effingham, IL	03/31/2021*	Adult Use Dispensary License

NH MEDICINAL DISPENSARIES, LLC	AUDO.000074	Charleston, IL	03/31/2021*	Adult Use Dispensary License

GTI OGLESBY, LLC	1503060648	Oglesby, IL	03/09/2021*	Medicinal Cultivation/ Processing Operation Permit

GTI OGLESBY, LLC	1503060648-EA	Oglesby, IL	03/21/2021*	Adult Use Cultivation Center License

GTI ROCK ISLAND, LLC	1503060649	Rock Island, IL	03/09/2022	Medicinal Cultivation/ Processing Operation Permit

GTI ROCK ISLAND, LLC	1503060649-EA	Rock Island, IL	03/21/2021*	Adult Use Cultivation Center License

GTI ROCK ISLAND, LLC	1204-324	Rock Island, IL	12/31/2020*	Industrial Hemp Processor License

GTI MUNDELEIN, LLC	DISP.000002	Mundelein, IL	09/17/2021	Medicinal Dispensary License

GTI MUNDELEIN, LLC	AUDO.000001	Mundelein, IL	03/31/2021*	Adult Use Dispensary License

GTI MUNDELEIN, LLC	AUDO.000044	Joliet, IL	03/31/2021*	Adult Use Provisional License

3C COMPASSIONATE CARE CENTER, LLC	DISP.000027	Naperville, IL	01/29/2022	Medicinal Dispensary License

3C COMPASSIONATE CARE CENTER, LLC	AUDO.000003	Naperville, IL	03/31/2021*	Adult Use Dispensary License

3C COMPASSIONATE CARE CENTER, LLC	DISP.000011	Joliet, IL	11/19/2021	Medicinal Dispensary License

3C COMPASSIONATE CARE CENTER, LLC	AUDO.000002	Joliet, IL	03/31/2021*	Adult Use Dispensary License

3C COMPASSIONATE CARE CENTER, LLC	AUDO.000055	Niles, IL	03/31/2021*	Adult Use Dispensary License

2

Licenses in the State of Illinois
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description
3C COMPASSIONATE CARE CENTER, LLC	N/A	Lake in the Hills, IL	03/31/2021*	Adult Use Provisional Dispensary License

EVERGREEN DISPENSARY, LLC	DISP.000003	Canton, IL	09/18/2021	Medicinal Dispensary License

EVERGREEN DISPENSARY, LLC	AUDO.000005	Canton, IL	03/31/2021*	Adult Use Dispensary License

Licenses in the State of Illinois
Renewal Date
EVERGREEN DISPENSARY, LLC	AUDO.000047	Quincy, IL	03/31/2021*	Adult Use Dispensary License

Licenses in the State of Maryland
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description
CHESAPEAKE ALTERNATIVES, LLC	P-17-00005	Centreville, MD	08/28/2023	Medicinal Processing License

CHESAPEAKE ALTERNATIVES, LLC	D-17-00010	Bethesda, MD	11/20/2023	Medicinal Dispensary License

GTI MARYLAND, LLC	G-19-00001	Centreville, MD	06/27/2025	Medicinal Cultivation License

GTI MARYLAND, LLC	D-17-00007	Silver Spring, MD	11/20/2023	Medicinal Dispensary License

MESHOW, LLC	D-18-00021	Joppa, MD	04/10/2024	Medicinal Dispensary License

Licenses of the State of Massachusetts
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description
RISE HOLDINGS, INC.	MC281674	Holyoke, MA	01/20/2022	Adult Use Cultivator License

RISE HOLDINGS, INC.	MP28453	Holyoke, MA	01/20/2022	Adult Use Processor License

RISE HOLDINGS, INC.	MR281254	Amherst, MA	03/08/2022	Adult Use Dispensary License

RISE HOLDINGS, INC.	RMD645	Holyoke, MA Amherst, MA	07/12/2021*	Medical Cultivator, Processor and Dispensary License

3

Licenses in the State of Nevada
Holding Entity	Permit/License	City	(MM/DD/YY)	Description
GTI NEVADA, LLC	97028286992913304766	Carson City, NV	12/31/2021	Adult Use Dispensary License

JG RETAIL SERVICES NV, LLC	52125541619394980552	Spanish Springs, NV	11/30/2021	Adult Use Dispensary License

GTI NEVADA, LLC	18900369179730863251	Carson City, NV	06/30/2021	Medicinal Dispensary License

JG RETAIL SERVICES NV, LLC	45491515276399795916	Spanish Springs, NV	06/30/2021	Medicinal Dispensary License

GTI NEVADA, LLC	83887504703736981918	Carson City, NV	06/30/2021	Medicinal Cultivator License

GTI NEVADA, LLC	17355802525954961447	Carson City, NV	01/31/2022	Adult Use Cultivator License

GTI NEVADA, LLC	88939271215332828859	Carson City, NV	06/30/2021	Medicinal Processor License

GTI NEVADA, LLC	69272354565432352821	Carson City, NV	01/31/2022	Adult Use Processor License

CCLV MANUFACTURING CENTER, LLC	14501073281263752947	Las Vegas, NV	06/30/2021	Adult Use Cultivator License

CCLV MANUFACTURING CENTER, LLC	46723736766369616954	Las Vegas, NV	06/30/2021	Medicinal Cultivator License

CCLV PRODUCTION, LLC	41146840808916745728	Las Vegas, NV	06/30/2021	Adult Use Processor License

CCLV PRODUCTION, LLC	88867726382068964531	Las Vegas, NV	06/30/2021	Medicinal Processor License

INTEGRAL CULTIVATION, LLC	36793887579714409224	Las Vegas, NV	06/30/2021	Medicinal Cultivator License

INTEGRAL CULTIVATION, LLC	70155083229545863037	Las Vegas, NV	06/30/2021	Adult Use Cultivator License

INTEGRAL CULTIVATION, LLC	62340865056138997248	Las Vegas, NV	06/30/2021	Distributor License

INTEGRAL PRODUCTION, LLC	54896246263684448089	Las Vegas, NV	06/30/2021	Medicinal Processor License

INTEGRAL PRODUCTION, LLC	59239887350322215968	Las Vegas, NV	06/30/2021	Adult Use Processor License

INTEGRAL ASSOCIATES, LLC	10197329605365016654	Las Vegas, NV	06/30/2021	Medicinal Dispensary License

4

Licenses in the State of Nevada
Holding Entity	Permit/License	City	(MM/DD/YY)	Description
INTEGRAL ASSOCIATES, LLC	06347213896566425206	Las Vegas, NV	06/30/2021	Adult Use Marijuana Retail Store License

ESSENCE HENDERSON, LLC	31687553825305698491	Henderson, NV	06/30/2021	Medicinal Dispensary License

ESSENCE HENDERSON, LLC	19873661470522818141	Henderson, NV	06/30/2021	Adult Use Marijuana Retail Store License

ESSENCE HENDERSON, LLC	09271842370730937488	Las Vegas, NV	11/30/2021	Adult Use Dispensary License

ESSENCE HENDERSON, LLC	18482416987753786163	Las Vegas, NV	02/05/2022	Adult Use Dispensary Conditional License

ESSENCE HENDERSON, LLC	48470950795921214873	Sparks, NV	02/05/2022	Adult Use Dispensary Conditional License

ESSENCE HENDERSON, LLC	34299986630191194451	Carson City, NV	02/05/2022	Adult Use Dispensary Conditional License

ESSENCE TROPICANA, LLC	54732391061781763853	Las Vegas, NV	06/30/2021	Medicinal Dispensary License

ESSENCE TROPICANA, LLC	54135769938859220718	Las Vegas, NV	06/30/2021	Adult Use Marijuana Retail Store License

ESSENCE TROPICANA, LLC	15464995890053145809	Las Vegas, NV	11/30/2021	Adult Use Dispensary License

ESSENCE TROPICANA, LLC	48202177935498005793	Las Vegas, NV	02/05/2022	Adult Use Dispensary Conditional License

ESSENCE TROPICANA, LLC	16849340152215972256	Reno, NV	02/05/2022	Adult Use Dispensary Conditional License

ESSENCE TROPICANA, LLC	43490264137335866974	Henderson, NV	02/05/2022	Adult Use Dispensary Conditional License

Licenses in the State of New Jersey
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description

GTI NEW JERSEY, LLC (N-003)	12112019	Patterson, NJ	12/31/2021	Cultivation, Processing, Dispensary (Medical) License

GTI NEW JERSEY, LLC	N/A	Paramus, NJ	N/A	Cultivation, Processing, Dispensary (Medical) Conditional License

GTI NEW JERSEY, LLC	N/A	Bloomfield, NJ	N/A	Cultivation,Processing, Dispensary (Medical) Conditional License

5

Licenses in the State of New York
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description
FIORELLO PHARMACEUTICALS, INC.	MM0701M	Glenville, NY	07/31/2021	Medicinal Manufacturing License

FIORELLO PHARMACEUTICALS, INC.	MM0702D	New York, NY	07/31/2021	Medicinal Dispensary License

FIORELLO PHARMACEUTICALS, INC.	MM0703D	Nassau County, NY	07/31/2021	Provisional Medicinal Dispensary License

FIORELLO PHARMACEUTICALS, INC.	MM0704D	Rochester, NY	07/31/2021	Medicinal Dispensary License

FIORELLO PHARMACEUTICALS, INC.	MM0705D	Clifton Park, NY	07/31/2021	Medicinal Dispensary License

Licenses in the State of Ohio
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description

GTI OHIO, LLC	MMD.0700015	Toledo, OH	07/01/2021	Medicinal Dispensary License

GTI OHIO, LLC	MMD.0700016	Lorain, OH	07/01/2021	Medicinal Dispensary License

GTI OHIO, LLC	MMD.0700026	Cleveland, OH	07/01/2021	Medicinal Dispensary License

GTI OHIO, LLC	MMD.0700047	Lakewood, OH	07/01/2021	Medicinal Dispensary License

GTI OHIO, LLC	MMD.0700052	Lakewood, OH	07/01/2021	Medicinal Dispensary License

GTI OHIO, LLC	MMCPP00070	Toledo, OH	07/01/2021	Medicinal Processor License

GTI OHIO, LLC	MMCPC00181	Toledo, OH	Provisional	Provisional Medicinal Cultivator License

Licenses in the Commonwealth of Pennsylvania
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description
GTI PENNSYLVANIA, LLC	GP-4006-17	GP-4006-17	06/20/2021	Medicinal Grower/Processor Permit

6

Licenses in the Commonwealth of Pennsylvania
Holding Entity	Permit/License	City	Renewal Date (MM/DD/YY)	Description
GTI PENNSYLVANIA, LLC	D-6002-17	Erie, PA	06/29/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA, LLC	D-18-3019	Mechanicsburg, PA	12/18/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA, LLC	D-18-3019	Chambersburg, PA	12/18/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA, LLC	D18-3019	Duncansville, PA	12/18/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA, LLC	D18-1044	Chadds Ford, PA	12/18/2020*	Medicinal Dispensary Permit

GTI PENNSYLVANIA, LLC	D18-1044	King of Prussia, PA	12/18/2021	Medicinal Dispensary Permit
GTI PENNSYLVANIA LLC	D18-5035	Latrobe, PA	12/18/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA LLC	D18-5035	Cranberry, PA	12/18/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA LLC	D18-6019	New Castle, PA	12/18/2021	Medicinal Dispensary Permit

KW VENTURES HOLDINGS, LLC	D-3025-17	Steelton, PA	06/29/2021	Medicinal Dispensary Permit

KW VENTURES HOLDINGS, LLC	D-3025-17	York, PA	6/29/2021	Medicinal Dispensary Permit

KW VENTURES HOLDINGS, LLC	D-3025-17	Carlisle, PA	6/29/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA LLC	D-6002-17	Hermitage, PA	6/29/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA LLC	D-6002-17	New Castle, PA	6/29/2021	Medicinal Dispensary Permit

GTI PENNSYLVANIA LLC	D18-6019	Erie, PA (Peach St.)	N/A	Provisional Medicinal Dispensary Permit

GTI PENNSYLVANIA LLC	D18-6019	Meadville, PA	N/A	Provisional Medicinal Dispensary Permit

*	Annual renewal pending to extend one year from date indicated.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/ Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: March 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/ Benjamin Kovler Benjamin Kovler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2021

/s/ Anthony Georgiadis Anthony Georgiadis	Director and Chief Financial Officer (Principal Financial Officer)	March 18, 2021

/s/ Wendy Berger Wendy Berger	Director	March 18, 2021

/s/ William Gruver William Gruver	Director	March 18, 2021

/s/ Wes Moore Wes Moore	Director	March 18, 2021

/s/ Glen Senk Glen Senk	Director	March 18, 2021

S-1

Green Thumb Industries Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(Amounts Expressed in United States Dollars, Except for Share Amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$83,757,785	$46,667,334
Accounts Receivable	21,414,987	7,530,253
Inventories	69,542,953	46,034,481
Prepaid Expenses	6,445,393	6,780,657
Other Current Assets	2,782,887	2,049,886

Total Current Assets	183,944,005	109,062,611
Property and Equipment, Net	189,925,877	155,596,675
Right of Use Assets, Net	140,382,781	63,647,812
Investments	40,794,806	14,068,821
Investment in Associate	12,669,963	10,350,000
Note Receivable	—	815,937
Intangible Assets, Net	406,242,034	435,246,898
Goodwill	382,697,467	375,084,991
Deposits and Other Assets	1,892,229	3,662,879

TOTAL ASSETS	$1,358,549,162	$1,167,536,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$20,503,572	$8,745,821
Accrued Liabilities	56,288,729	37,184,406
Current Portion of Notes Payable	341,983	206,675
Current Portion of Lease Liabilities	3,862,110	3,833,268
Liability for Acquisition of Noncontrolling Interest	—	5,500,000
Contingent Consideration Payable	22,150,000	50,391,181
Income Tax Payable	16,142,041	5,505,904

Total Current Liabilities	119,288,435	111,367,255
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	146,426,760	61,115,737
Notes Payable, Net of Current Portion and Debt Discount	98,712,996	91,140,194
Contingent Consideration Payable	4,950,000	8,545,558
Warrant Liability	39,454,000	15,879,843
Deferred Income Taxes	35,557,630	36,279,361

TOTAL LIABILITIES	444,389,821	324,327,948
COMMITMENTS AND CONTINGENCIES SHARE HOLDERS’ EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2020: Unlimited, 178,113,221 and 178,113,221, respectively, at December 31, 2019: Unlimited, 128,999,964 and 128,999,964, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2020: Unlimited, 40,289 and 40,289, respectively, at December 31, 2019: Unlimited, 373,350 and 373,350, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2020: Unlimited, 312,031 and 312,031, respectively, at December 31, 2019: Unlimited, 402,289 and 402,289, respectively)	—	—
Share Capital	1,048,640,398	980,638,701
Contributed Surplus	4,893,153	3,960,854
Deferred Share Issuances	2,587,317	16,587,798
Accumulated Deficit	(145,498,623)	(160,491,590)

Equity of Green Thumb Industries Inc.	910,622,245	840,695,763
Noncontrolling interests	3,537,096	2,512,913

TOTAL SHAREHOLDERS’ EQUITY	914,159,341	843,208,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,358,549,162	$1,167,536,624

The accompanying notes are an integral part of these consolidated financial statements.

Green Thumb Industries Inc.

Consolidated Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues, net of discounts	$556,572,889	$216,432,605	$62,493,680
Cost of Goods Sold, net	(252,404,301)	(109,401,914)	(34,177,259)

Gross Profit	304,168,588	107,030,691	28,316,421

Expenses:
Selling, General, and Administrative	198,061,759	134,721,393	54,656,579

Total Expenses	198,061,759	134,721,393	54,656,579

Income (Loss) From Operations	106,106,829	(27,690,702)	(26,340,158)

Other Income (Expense):
Other Income (Expense), net	15,376,746	(10,318,936)	56,417,421
Interest Income, net	113,667	1,465,705	1,952,945
Interest Expense, net	(18,666,520)	(13,658,904)	(2,278,834)

Total Other Income (Expense)	(3,176,107)	(22,512,135)	56,091,532

Income (Loss) Before Provision for Income Taxes And Non-Controlling Interest	102,930,722	(50,202,837)	29,751,374

Provision For Income Taxes	83,852,802	9,344,033	7,183,595

Net Income (Loss) Before Non-Controlling Interest	19,077,920	(59,546,870)	22,567,779
Net Income Attributable to Non-Controlling Interest	4,084,953	(430,463)	27,811,696

Net Income (Loss) Attributable To Green Thumb Industries Inc.	$14,992,967	$(59,116,407)	$(5,243,917)

Net Income (Loss) per share—basic	0.07	$(0.31)	$(0.04)

Net Income (Loss) per share—diluted	0.07	$(0.31)	$(0.04)

Weighted average number of shares outstanding—basic	210,988,259	190,602,400	130,102,523

Weighted average number of shares outstanding—diluted	212,531,188	190,602,400	130,102,523

The accompanying notes are an integral part of these consolidated financial statements.

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(Amounts Expressed in United States Dollars)

	Share Capital	Shares to Be Issued	Contributed Surplus	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, January 1, 2018	$65,308,240	$—	$—	$—	$(4,249,775)	$3,366,350	$64,424,815
Conversion of notes payable into share capital	—	—	—	—	3,927,483	4,686,257	8,613,740
Reverse takeover	3,002,634	—	—	—	—	—	3,002,634
Shares issued pursuant to private placement, net of issuance costs and issuance of options as settlement of services provided	58,881,710	—	906,366	—	—	—	59,788,076
Purchase accounting adjustments for 2017 acquisitions	—	—	—	—	(2,800,000)	—	(2,800,000)
Conversion of exchange note	44,140,526	—	—		—	—	44,140,526
Issuance of shares upon fundraise transaction, August 2018, net of costs	58,592,775	—	—	—	—	—	58,592,775
Issuance of shares upon fundraise transaction, October 2018, net of costs	75,083,480	—		—	—	—	75,083,480
Contribution from limited liability company unit holders	—	—	1,637,479	—	—	17,297,494	18,934,973
Issuance of shares under business combinations and investments	51,151,649	—	—	—	—	—	51,151,649
Noncontrolling interests adjustment for change in ownership	35,940,000	27,773,234	—	—	(90,244,101)	(10,439,741)	(36,970,608)
Issuance of shares for redemption of noncontrolling interests	4,093,718	—	—	—	—	—	4,093,718
Stock-based compensation	—	—	12,148,251	—	—	—	12,148,251
Exercise of stock options	1,395,733	—	(489,437)	—	—	—	906,296
Control acquired through management service agreement	—	—	—	—	—	(164,635)	(164,635)
Noncontrolling interest under business combination	—	—	—	—	—	1,896,546	1,896,546
Distributions to limited liability company unit holders	—	—	—	—	(2,266,627)	(14,821,657)	(17,088,284)
Distributions of investments	—	—	—	—	—	(26,134,851)	(26,134,851)
Net (loss) income	—	—	—	—	(5,243,917)	27,811,696	22,567,779

Balance, December 31, 2018	$397,590,465	$27,773,234	$14,202,659	$—	$(100,876,937)	$3,497,459	$342,186,880

The accompanying notes are an integral part of these consolidated financial statements.

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(Amounts Expressed in United States Dollars)

	Share Capital	Shares to Be Issued	Contributed Surplus	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, January 1, 2019	$397,590,465	$27,773,234	$14,202,659	$—	$(100,876,937)	$3,497,459	$342,186,880
Adoption of ASC 842, Leases	—	—	—	—	(498,246)	—	(498,246)
Noncontrolling interests adjustment for change in ownership	22,461,256	(27,773,234)	(1,128,776)	—	—	5,311,978	(1,128,776)
Contributions from limited liability company unit holders	—	—	—	—	—	1,650,000	1,650,000
Issuance of shares under business combinations and investments	530,697,606	—	(23,697,894)	—	—	—	506,999,712
Deferred share issuances	—	—	—	16,587,798	—	—	16,587,798
Issuance of shares for redemption of noncontrolling interests	29,889,374	—	(4,469,365)	—	—	—	25,420,009
Stock-based compensation	—	—	18,285,377	—	—	—	18,285,377
Warrants issued for note payable	—	—	—	—	—	—	—
Shares issued in consideration of professional fees	—	—	228,761	—	—	—	228,761
Issuance of shares upon Exercise of broker options	—	—	665,152	—	—	—	665,152
Shares withheld in lieu of cash	—	—	(125,060)	—	—	—	(125,060)
Distributions to limited liability company unit holders	—	—	—	—	—	(7,516,061)	(7,516,061)
Net (loss) income	—	—	—	—	(59,116,407)	(430,463)	(59,546,870)

Balance, December 31, 2019	$980,638,701	$—	$3,960,854	$16,587,798	$(160,491,590)	$2,512,913	$843,208,676

Balance, January 1, 2020	$980,638,701	$—	$3,960,854	$16,587,798	$(160,491,590)	$2,512,913	$843,208,676
Noncontrolling interests adjustment for change in ownership	322,270	—	—	—	—	(322,270)	—
Contributions from limited liability company unit holders	—	—	—	—	—	50,000	50,000
Issuance of shares under business combinations and investments	27,222,737	—	(17,407,429)	—	—	—	9,815,308
Contingent consideration, and other adjustments to purchase accounting	22,885,813	—	—	—	—	—	22,885,813
Issuance of deferred shares	—	—	—	751,987	—	—	751,987
Distribution of deferred shares	14,752,468	—	—	(14,752,468)	—	—	—
Issueance of warrants	—	—	181,272	—	—	—	181,272
Exercise of options and warrants	2,818,409	—	(1,178,262)	—	—	—	1,640,147
Stock-based compensation	—	—	19,336,718	—	—	—	19,336,718
Distributions to third party and limited liability company unit holders	—	—	—	—	—	(2,788,500)	(2,788,500)
Net income	—	—	—	—	14,992,967	4,084,953	19,077,920

Balance, December 31, 2020	$1,048,640,398	$—	$4,893,153	$2,587,317	$(145,498,623)	$3,537,096	$914,159,341

The accompanying notes are an integral part of these consolidated financial statements.

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(Amounts Expressed in United States Dollars)

	Year Ended December 31,
	2020	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) attributable to Green Thumb Industries Inc.	$14,992,967	$(59,116,407)	$(5,243,917)
Net income (loss) attributable to non-controlling interest	4,084,953	(430,463)	27,811,696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,505,575	31,482,340	5,183,980
Amortization of operating lease assets	26,287,253	7,291,154	—
Loss on disposal of property and equipment	31,340	—	667,837
Loss from investment in associate	—	56,423	55,750
Bad debt expense	367,400	—	—
Deferred rent	—	—	(20,978)
Deferred income taxes	2,094,504	(13,680,913)	4,061,000
Stock-based compensation	19,336,718	18,285,377	12,148,251
Decrease (increase) in fair value of investments	(28,690,766)	5,586,480	(51,942,861)
Decrease in fair value conversion feature	—	—	(1,293,474)
Changes in value of liabilities related to put option and purchase of noncontrolling interests	—	132,523	(2,518,180)
Interest on convertible note payable	—	—	434,000
Gain on settlement of contingent consideration	(9,877,014)	—	—
Interest on contingent consideration payable and acquisition liabilities	1,235,072	3,908,529	178,030
Increase (decrease) in fair value of warrant liability	23,001,771	(4,159,687)	—
Decrease in fair value of note receivable	815,937	6,608,790	—
Amortization of debt discount	5,158,618	5,177,775	—
Changes in operating assets and liabilities:
Accounts receivable	(14,252,134)	(791,709)	(3,682,031)
Inventories	(23,377,268)	(19,928,761)	(7,441,790)
Prepaid expenses and other current assets	230,406	(5,656,786)	(2,092,697)
Deposits and other assets	755,630	(306,795)	(679,072)
Accounts payable	11,674,295	(1,398,269)	4,725,096
Accrued liabilities	18,683,963	10,366,677	1,722,772
Operating lease liabilities	(17,682,357)	(6,488,207)	—
Income tax payable	8,540,102	5,048,319	243,585

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	95,916,965	(18,013,610)	(17,683,003)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(59,796,992)	(88,557,016)	(27,432,847)
Proceeds from disposal of assets	11,799,025	20,325,557	—
Investments in securities	(525,000)	—	(42,550,000)
Proceeds from repayment or sale of securities	169,818	—	20,000,000
Investment in associates	—	—	(4,387,500)
Advances to related parties	—	—	(2,750,000)
Repayments from related parties	—	—	583,686
Repayment of note receivable	—	3,000,000	—
Issuance of notes receivable	—	—	(3,500,000)
Consolidation of variable interest entities	—	—	154,776
Purchases of licenses	—	—	(49,999)
Purchase of businesses, net of cash acquired	(8,921,162)	(109,439,921)	(51,489,384)

NET CASH USED IN INVESTING ACTIVITIES	(57,274,311)	(174,671,380)	(111,421,268)

CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	50,000	1,650,000	21,748,211
Distributions to third parties and limited liability company unit holders	(2,788,500)	(7,516,061)	(17,368,034)
Payment for change in ownership interests of subsidiary	—	—	(700,000)
Proceeds from shares issued pursuant to private placement	—	—	66,805,295
Proceeds from exchangeable notes payable	—	—	45,000,000
Proceeds from fundraiser transactions	—	—	140,289,093
Proceeds from exercise of options and warrants	1,640,147	540,089	906,296
Reverse takeover, private placement, and fundraise transaction financing costs	—	—	(10,627,423)
Proceeds from issuance of notes payable	—	117,435,724	825,000
Principal repayment of notes payable	(303,850)	(18,743,500)	(1,353,592)
Payment for purchase of noncontrolling interest	(150,000)	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,552,203)	93,366,252	245,524,846

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,090,451	(99,318,738)	116,420,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,667,334	145,986,072	29,565,497

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,757,785	$46,667,334	$145,986,072

The accompanying notes are an integral part of these consolidated financial statements.

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(Amounts Expressed in United States Dollars)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,761,513	$5,019,465	$874,298

NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment with cancellation of note receivable	$—	$—	$605,000

Conversion of notes payable into equity	$—	$—	$8,613,740

Compensation options issued for reverse takeover services	$—	$—	$906,366

Initial consolidation of variable interest entities, net of cash	$—	$—	$(319,411)

Accrued capital expenditures	$(2,029,105)	$14,949,980	$2,710,085

Distributions of investments	$—	$—	$26,134,851

Liability related to put option of convertible note payable	$—	$—	$7,108,043

Noncash increase in right of use asset	$(79,084,799)	$(63,477,013)	$—

Noncash increase in lease liability	$79,084,799	$63,975,259	$—

Net liability upon adoption of ASC 842, Leases	$—	$(498,246)	$—

Exercise of put options	$—	$(1,128,776)	$—

Warrants attributable to debt issuance	$753,658	$20,039,530	$—

Mortgages associated with dispensaries	$3,607,000	$—	$—

Liability for purchase of noncontrolling interest	$(5,350,000)	$(25,420,009)	$25,068,847

Liability associated with acquisition agreement	$2,000,000	$—	$—

Issuance of contingent shares under acquisition agreement	$22,485,670	$10,999,040	$—

Deferred share issuances	$751,987	$16,587,798	$—

Deferred share distributions	$(14,752,468)	$—	$—

Issuance of shares under business combinations	$4,619,237	$495,737,729	$51,151,649

Acquisitions
Inventory	$131,204	$13,746,656	$975,329
Accounts receivable	—	2,164,140	—
Prepaid assets	17,280	531,276	26,635
Property and equipment	263,860	16,628,952	3,938,703
Investments	—	9,900,000	—
Right of use assets	119,313	7,461,953	—
Identifiable intangible assets	6,181,523	377,163,592	76,650,639
Goodwill	7,612,476	331,208,108	39,016,100
Deposits and other assets	610,863	1,171,667	239,808
Liabilities assumed	(1,519,596)	(9,729,371)	(2,088,369)
Lease liabilities	(119,313)	(7,461,953)	—
Contingent liabilities	—	(56,992,000)	(8,857,220)
Equity interests issued	(5,096,648)	(495,806,400)	(49,689,149)
Conversion of note receivable previously issued	—	(27,121,559)	—
Acquisition liability	—	(17,378,866)	—
Deferred income taxes	720,200	(36,046,274)	(6,680,000)
Noncontrolling interests	—	—	(2,043,092)

	$8,921,162	$109,439,921	$51,489,384

The accompanying notes are an integral part of these consolidated financial statements.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.	NATURE OF OPERATIONS

Green Thumb Industries Inc. (“Green Thumb” or the “Company”) is promoting well-being through the power of Cannabis through branded consumer packaged goods and people-first retail experiences, while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rhythm and The Feel Collection, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain called RiseTM and a Las Vegas, Nevada area chain of retail cannabis stores named Essence. As of December 31, 2020, Green Thumb has revenue in twelve markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, and Pennsylvania).

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

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Preparation and Statement of Compliance

The consolidated financial statements as of December 31, 2020, 2019 and 2018 (the “Consolidated Financial Statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(b)	Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

(c)	Functional and Presentation Currency

The Company’s functional currency, as determined by management, is the United States (“U.S.”) dollar. These consolidated financial statements are presented in U.S. dollars.

(d)	Basis of Consolidation

The consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 include the accounts of the Company, its wholly-owned subsidiaries, its partially-owned subsidiaries, and those controlled by the Company by virtue of agreements, on a consolidated basis after elimination of intercompany transactions and balances.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

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

On January 1, 2018, the members of GTI-Clinic Illinois Holdings, LLC (representing Green Thumb’s Illinois operations and ownership) and RCP23, LLC (representing Green Thumb’s non-Illinois operations that included Nevada, Pennsylvania, Massachusetts, and Maryland ownership) closed on a restructuring, that combined all of Green Thumb’s operational and ownership structure within VCP23, LLC. Prior to January 1, 2018, these businesses were managed and controlled by Green Thumb senior management. Subsequent to January 1, 2018, VCP23, LLC was controlled by the members of GTI-Clinic Illinois Holdings, LLC and RCP23, LLC.

On June 12, 2018, the Company completed a reverse takeover transaction with Bayswater Uranium Corporation (“Bayswater”) which we refer to as the “Transaction” or “RTO”. The Transaction was structured as a series of transactions, including a Canadian three-cornered amalgamation transaction and a series of U.S. reorganization steps as explained further in Note 3.

The following are the Company’s wholly owned subsidiaries that are included in these consolidated financial statements as of and for the years ended December 31, 2020 and 2019:

Subsidiaries	Jurisdiction	Interest
GTI23, Inc.	Delaware	100%
VCP23, LLC	Delaware	100%
GTI Core, LLC	Delaware	100%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Basis of Consolidation (Continued)

The following are VCP23, LLC’s and GTI Core, LLC’s wholly owned subsidiaries and entities over which the Company has control, that are included in these consolidated financial statements for the year ended December 31, 2020:

Subsidiaries	Ownership	Jurisdiction	Purpose
JB17, LLC	100%	Maryland	Management company
GTI-Clinic Illinois Holdings, LLC	100%	Illinois	License holder
IL Disp, LLC	50%	Illinois	License holder
RISE Holdings, Inc.	100%	Massachusetts	License holder
GTI Maryland, LLC	100%	Maryland	License holder
Ohio Investors 2017, LLC	99%	Ohio	Holding Company
GTI Ohio, LLC	99%	Ohio	License holder
GTI Nevada, LLC	100%	Nevada	License holder
GTI Pennsylvania, LLC	100%	Pennsylvania	License holder
GTI Florida, LLC	100%	Florida	Holding company
KSGNF, LLC	100%	Florida	License holder
GTI New Jersey, LLC	100%	New Jersey	License holder
KW Ventures Holdings, LLC	100%	Pennsylvania	License holder
Chesapeake Alternatives, LLC	100%	Maryland	License holder
Meshow, LLC	0%	Maryland	License holder
Advanced Grow Labs, LLC	100%	Connecticut	License holder
Bluepoint Wellness of Westport, LLC	46%	Connecticut	License holder
Bluepoint Apothecary, LLC	100%	Connecticut	License holder
Southern CT Wellness and Healing	100%	Connecticut	License Holder
Integral Associates, LLC	100%	Nevada	License holder
Integral Associates CA, LLC	100%	California	License holder
Fiorello Pharmaceuticals, Inc.	100%	New York	License holder
MC Brands, LLC	100%	Colorado	Intellectual property
For Success Holding Company	100%	California	Intellectual property
VCP IP Holdings, LLC	100%	Delaware	Intellectual property
Vision Management Services, LLC	100%	Delaware	Management company
TWD18, LLC	100%	Delaware	Investment company
VCP Real Estate Holdings, LLC	100%	Delaware	Real Estate holding company

(e)	Investment in Associates

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

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

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The choice of measurement is made on a transaction by transaction basis. Green Thumb elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss and comprehensive income or loss is recognized directly in equity. Total comprehensive income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.

(g)	Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations.

(h)	Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. For the years ended December 31, 2020 and 2019 the Company recorded approximately $223,200 and $139,000, respectively, in allowance for doubtful accounts and wrote off approximately $367,400 and $161,700 during each respective period.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

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

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. There were no impairment charges or disposals related to intangible assets or property, plant and equipment for the year ended December 31, 2020 and 2019, respectively.

(k)	Note Receivable and Investments

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Intangible Assets (Continued)

date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition and were as follows for each class of intangible asset as of December 31, 2020:

Licenses and Permits	7-15 years
Tradenames	3-15 years
Customer Relationships	3-7 years
Non-competition Agreement	2-5 years

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

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The Company reviews indefinite-lived intangible assets, which includes goodwill, annually, as of September 30, for impairment or more frequently if events or circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent information available. The Company assesses the fair values of its intangible assets, and its reporting unit for goodwill testing purposes, using an income-based approach. Under the income approach, fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including forecasted revenues and expenses, appropriate discount rates and other variables. The annual impairment review utilizes the estimated fair value of the intangible assets and the overall reporting unit and compares the estimated fair values to the carrying values as of the testing date. If the carrying value of these intangible assets or the reporting unit exceeds the fair values, the Company would then use the fair values to measure the amount of any required impairment charge. No impairment charge was recognized for intangible assets for any of the fiscal periods presented.

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

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 14—Income Taxes, the Company is subject to the limitations of IRC Section 280E.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

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

In order to recognize revenue under ASU 2014-09, the Company applies the following five (5) steps:

•	Identify a customer along with a corresponding contract;

•	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;

•	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;

•	Allocate the transaction price to the performance obligation(s) in the contract; and

•	Recognize revenue when or as the Company satisfies the performance obligation(s).

Revenues consist of Consumer Packaged Goods and Retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2020, 2019 and 2018.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2020 and 2019, the loyalty liability totaled $2,876,683 and $1,000,010, respectively, and is included in accrued liabilities on the consolidated balance sheets.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Stock-Based Payments (Continued)

previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior period if share options ultimately exercised are different to that estimated on vesting.

(q)	Fair Value of Financial Instruments

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

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3—Inputs for the asset or liability that are not based on observable market data.

For further details, see Note 17—Fair Value Measurements.

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

Common shares are classified as equity (the Company’s Super Voting Shares, Multiple Voting Shares and Subordinate Voting Shares are all considered Common Shares). Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s)	Share Capital (Continued)

vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes.

(t)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (loss) attributable to shareholders by the weighted average number of common shares outstanding during each of the years presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculations. Diluted income per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: RSUs, stock options and warrants. As of December 31, 2020, 2019 and 2018, the Company had 5,664,406, 3,839,017, and 1,677,192 options outstanding, 689,340, 1,399,762 and 1,589,000 RSUs outstanding, and 2,520,794, 2,406,811 and no warrants outstanding during each respective period.

In order to determine diluted income per share, it is assumed that any proceeds from the exercise of dilutive stock options would be used to repurchase common shares at the average market price during the period. The diluted income per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the year ended December 31, 2020, the computation of diluted earnings per share included 1,307,421 options, 134,254 RSUs and 101,254 warrants. No potentially dilutive common share equivalents were included in the computation of diluted loss per share for the years ended December 31, 2019 and 2018 because their impact would have been anti-dilutive.

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

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC 450, Contingencies, as appropriate, with the corresponding gain or loss being recognized in profit or loss.

(v)	Foreign Currency

Assets and liabilities denominated in currencies other than Green Thumb’s functional currency are initially measured in the functional currencies at the transaction date exchange rate. Monetary assets

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)	Foreign Currency (Continued)

are remeasured at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are translated at the transaction date exchange rate. Foreign currency gains and losses resulting from translation are reflected in net comprehensive income (loss) for the period. During the year ended December 31, 2020, 2019 and 2018, there were no transactions in currencies other than US Dollars.

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

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. There was no impairment charge related to intangible assets or property, plant and equipment for the years ended December 31, 2020, 2019 and 2018.

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

(i)	Estimated Useful Lives and Amortization of Intangible Assets (Also see Note 8—Intangible Asset and Goodwill)

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x)	Significant Accounting Judgments, Estimates and Assumptions (Continued)

(ii)	Business Combinations (Continued)

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied. See Note 7—Acquisitions for details.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x)	Significant Accounting Judgments, Estimates and Assumptions (Continued)

(v)	Goodwill Impairment (Continued)

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

The Company’s assets are aggregated into two reportable segments (Retail and Consumer packaged goods). For the purposes of testing goodwill, Green Thumb has identified 22 reporting units. The Company analyzed it’s reporting units by first reviewing the operating segments based on the geographic areas in which Green Thumb conducts business (or each market). The markets were then further divided into reporting units based on the market operations (Retail and Consumer Packaged Goods) which were primarily determined based on the licenses each market holds. The following represent the markets in which Green Thumb operates as of December 31, 2020: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x)	Significant Accounting Judgments, Estimates and Assumptions (Continued)

(ix)	Stock-Based Payments (Continued)

rate are used. Actual results could differ from those estimates. The estimates are considered for each new grant of stock options or warrants.

(x)	Fair Value of Financial Instruments

The individual fair values attributed to the different components of a financing transaction, derivative financial instruments, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

(y)	New and Revised Standards

(i)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted the new standard in the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

(ii)

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. ASU 2017-04 must be applied prospectively and is effective in the first quarter of 2020. Early adoption is permitted. The Company adopted the new standard in the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

(iii)

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)(“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new standard in the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(y)	New and Revised Standards (Continued)

(iv)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. We do not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

(v)

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company beginning January 1, 2021. We do not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

(vi)

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

(z)	Coronavirus Pandemic

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

The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during 2020, the uncertain nature of the spread of COVID-19 and its variants and the uncertainty of the impact of nationwide vaccine programs may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners, and the Company’s continued designation as an “essential” business in states where the Company does

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(z)	Coronavirus Pandemic (Continued)

business that currently or in the future impose restrictions on business operations. The estimates and assumptions used in the consolidated financial statements for the year ended December 31, 2020 include, but are not limited to certain judgmental reserves requiring management to make estimates based on current information. The carrying value of the Company’s goodwill and other long-lived assets, may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company’s financial statements.

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

The Company, Subco and GTI Finco were parties to a three-cornered amalgamation (“Amalgamation”) whereby GTI Finco shareholders received Subordinate Voting Shares of the Company on a one-for-one basis and members of VCP contributed their membership interests to GTI23 for shares of GTI23 and then contributed their shares of GTI23 to GTI in exchange for Super Voting Shares and Multiple Voting Shares of Green Thumb.

Green Thumb was the acquirer for accounting purposes and the net assets of Bayswater acquired were nil.

Pursuant to the reverse merger, the historical financial statements of Green Thumb Industries, Inc. (the accounting acquirer) become the historical financial statements of Bayswater Uranium Corporation (legal acquirer) on a go forward basis. As a result, Green Thumb Industries, Inc. has retroactively restated its share capital on a per share basis pursuant to ASC 805, Business Combinations to reflect that of the legal acquirer.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4.	INVENTORIES

The Company’s inventories include the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Raw Material	$6,372,659	$6,375,032
Packaging and Miscellaneous	8,592,153	4,887,970
Work in Process	25,488,806	20,162,723
Finished Goods	30,821,392	16,640,629
Reserve for Obsolete Inventory	(1,732,057)	(2,031,873)

Total Inventories	$69,542,953	$46,034,481

5.	NOTE RECEIVABLE

On October 16, 2018, the Company executed a promissory note to an unrelated third party. The value of the note was secured by warrants of the third party which expire in January 2021. The maturity date of the note was tied directly to the expiration date of the warrants, both being January 2021. The initial fair value upon execution of the note was $11,630,867. The fair value as of December 31, 2020, 2019 and 2018 was $0, $815,937, and $7,424,727 respectively. For the years ended December 31, 2020, 2019 and 2018, the Company recorded adjustments to the fair value of the note of ($815,937), ($6,608,790), and $(4,206,141), respectively, in other income (expense) on the consolidated statement of operations.

The note receivable was categorized as a financial instrument measured at fair value. As the note was determined to have no value as of December 31, 2020, due to the significant decline in the value of the underlying warrants, it was written off and thus no valuation was performed. For the year ended December 31, 2019, the Company used the Black Scholes option pricing model to estimate the fair value of the note receivable. The following represents the significant assumptions used in that valuation:

2019
Risk-free Rate	1.90%
Exercise Price of Underlying Securities	$1.998
Share Price of Underlying Security	1.90
Volatility	71.50%
Remaining Life (in years)	1.0

At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, specific country risk factors, and creditworthiness of the creditor.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6.	PROPERTY AND EQUIPMENT

At December 31, 2020, property and equipment consisted of the following:

Cost	Land	Buildings and Improvements	Equipment, Computers and Furniture	Leasehold Improvements	Capitalized Interest	Assets Under Construction	Total
As at January 1, 2020	$3,272,439	$33,377,471	$35,509,871	$68,681,497	$2,500,000	$21,372,116	$164,713,394
Additions	586,867	22,687,020	13,587,238	19,925,755	488,681	4,595,227	61,870,788
Disposals	(979,930)	(4,507,086)	—	—	—	(6,978,389)	(12,465,405)

As at December 31, 2020	$2,879,376	$51,557,405	$49,097,109	$88,607,252	$2,988,681	$18,988,954	$214,118,777

Accumulated Depreciation
As at January 1, 2020	$—	$2,236,254	$3,882,178	$2,998,287	$—	$—	$9,116,719
As at December 31, 2020	$—	$3,357,360	$10,344,829	$10,264,683	$226,028	$—	$24,192,900
Net book value
As at January 1, 2020	$3,272,439	$31,141,217	$31,627,693	$65,683,210	$2,500,000	$21,372,116	$155,596,675
As at December 31, 2020	$2,879,376	$48,200,045	$38,752,280	$78,342,569	$2,762,653	$18,988,954	$189,925,877
At December 31, 2019, property and equipment consisted of the following:
Cost	Land	Buildings and Improvements	Equipment, Computers and Furniture	Leasehold Improvements	Capitalized Interest	Assets Under Construction	Total
As at January 1, 2019	$2,243,085	$20,861,988	$11,001,498	$18,435,893	$—	$16,664,958	$69,207,422
Additions	4,393,030	28,217,500	23,109,209	38,002,678	2,500,000	4,678,084	100,900,501
Additions from acquisitions	—	—	4,253,362	12,242,926	—	29,074	16,525,362
Disposals	(3,363,676)	(15,702,017)	(2,854,198)	—	—	—	(21,919,891)

As at December 31, 2019	$3,272,439	$33,377,471	$35,509,871	$68,681,497	$2,500,000	$21,372,116	$164,713,394

Accumulated Depreciation
As at January 1, 2019	$—	$1,351,230	$1,524,114	$1,007,998	$—	$—	$3,883,342
As at December 31, 2019	$—	$2,236,254	$3,882,178	$2,998,287	$—	$—	$9,116,719
Net book value
As at January 1, 2019	$2,243,085	$19,510,758	$9,477,384	$17,427,895	$—	$16,664,958	$65,324,080
As at December 31, 2019	$3,272,439	$31,141,217	$31,627,693	$65,683,210	$2,500,000	$21,372,116	$155,596,675

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the year ended December 31, 2020, 2019 and 2018 totaled $15,479,179, $6,827,711 and $2,687,025, respectively of which $8,283,206, $4,246,524 and $1,346,632, respectively, is included in cost of goods sold.

On March 6, 2020, the Company closed a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to Innovative Industrial Properties (“IIP”). Under the long-term agreement, the Company leased back the facility and continues to operate and manage it. As a result of the sale, the Company disposed of $774,930 of land, $4,507,086 of buildings and improvements and $3,813,636 of construction in progress. The Company recognized a gain on the sale of Oglesby facility of $239,096 which was recorded within other income (expense) within the consolidated statement of operations.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6.	PROPERTY AND EQUIPMENT (Continued)

On January 31, 2020, the Company closed a sale and lease back transaction to sell its Toledo, Ohio processing facility to IIP. Under the long-term agreement, the Company leased back the facility and continues to operate and manage it. As a result of the sale, the Company disposed of $205,000 of land and $2,695,000 of construction in progress. There was no gain or loss on the sale.

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

For further information regarding these transactions, see Note 10—Leases.

7.	ACQUISITIONS

The Company has determined that the below acquisitions are business combinations under ASC 805, Business Combinations. They are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results have been included in these consolidated financial statements from the date of the acquisition. Any goodwill recognized is attributed based on reporting units.

(a)	2020 Business Acquisitions

(i)	Acquisition of Southern CT Wellness and Healing

On December 18, 2020, the Company acquired 100% of the ownership interests of a Connecticut-based dispensary. The total consideration paid was approximately $14.4 million which included cash of approximately $9.0 million and 230,031 Subordinate Voting Shares valued at approximately $5.4 million based on the fair value of the securities on the date of issuance, which was the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction.

The assets acquired and liabilities assumed as part of the acquisition were not material. The Company recorded $9,615,751 and $6,326,523 in Goodwill and Intangible assets, respectively as part of the preliminary purchase price allocation. The preliminary valuation was based on Management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill. Acquisition related costs associated with the transaction were not material.

(b)	2019 Business Acquisitions

During the prior year, the Company closed on a number of business acquisitions. As of December 31, 2019, the Company completed preliminary allocations of the purchase prices of the assets acquired and liabilities assumed with the assistance of an independent valuation firm. During 2020, the purchase price allocations were finalized and adjustments, primarily to Goodwill and Intangible assets, were recorded by the

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7.	ACQUISITIONS (Continued)

(b)	2019 Business Acquisitions (Continued)

Company. The following table summarizes the final acquisition-date fair value of the consideration transferred for each acquisition:

	Advanced Grow Labs, LLC	Integral Associates, LLC	Other Acquisitions
Cash Paid	$15,481,967	$52,807,500	$44,147,694
Shares of the Company Issued	79,959,170	273,146,014	142,607,973
Deferred Share Issuance	5,380,000	—	11,207,798
Conversion of Previous Notes Receivable	—	—	27,121,559
Acquisition Liability	—	791,068	—
Contingent Consideration	7,831,000	39,985,000	8,926,000

Total Consideration	$108,652,137	$366,729,582	$234,011,024

The Following table summarizes the final accounting estimates for each acquisition:

	Advanced Grow Labs, LLC	Integral Associates, LLC	Other Acquisitions
Cash	$1,406,377	$744,825	$777,371
Inventory	1,906,828	10,107,303	1,732,525
Accounts Receivable	420,649	1,477,535	265,956
Prepaid Expenses	—	492,571	38,705
Property and Equipment	5,934,295	8,107,836	2,667,436
Right-of-Use Asset	565,336	4,840,609	2,056,008
Investment in CAL Funding	9,900,000	—	—
Deposits and Other Assets	246,843	122,826	1,405,986
Intangible Assets:
Licenses and Permits	28,920,000	175,845,000	48,155,000
Tradename	930,000	57,425,000	38,740,592
Customer Relationships	12,462,000	2,678,000	9,298,000
Non-competition Agreements	100,000	—	2,465,000
Liabilities Assumed	(1,230,441)	(11,091,246)	(6,172,243)
Deferred Tax Liabilities	(12,731,349)	—	(20,823,225)

Total Identifiable Net Assets	48,830,538	250,750,259	80,607,111
Goodwill	59,821,599	115,979,323	153,403,913

Net Assets	$108,652,137	$366,729,582	$234,011,024

Other Acquisitions consists of For Success Holding Company, Fiorello Pharmaceuticals, Inc., MC Brands, LLC as well as two dispensaries. The details of the transactions are discussed below. The Company also incurred approximately $812,000 of acquisition related costs which were expensed during the year ended December 31, 2019.

(i)	Acquisition of Advanced Grow Labs, LLC

On February 12, 2019, the Company acquired 100% of the ownership interests of Connecticut-based Advanced Grow Labs, LLC (“AGL”). AGL is licensed in Connecticut to grow and process cannabis.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7.	ACQUISITIONS (Continued)

(b)	2019 Business Acquisitions (Continued)

(i)	Acquisition of Advanced Grow Labs, LLC (Continued)

The acquisition included a manufacturing license and an ownership stake in a Connecticut-based dispensary. The transaction consideration included $15.5 million of cash and approximately 7.3 million Subordinate Voting Shares of Green Thumb which were valued at approximately $85.1 million, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction. The purchase agreement also included contingent consideration ranging from $0 to $15 million in shares of Green Thumb and was dependent upon the EBITDA results of AGL over the twelve-month period following the close of the transaction.

During the year ended December 31, 2020, the Company issued 1,396,533 Subordinate Voting Shares of Green Thumb representing the full settlement of the contingent consideration. The shares had a fair value of $11,544,855 at the date of issuance. As of December 31, 2020 and 2019, the estimated fair value of the contingent consideration associated with the acquisition of AGL, which was valued using a probability weighting of the potential payouts, was $0 and $8,654,623, respectively on the consolidated balance sheets.

In addition, on August 12, 2020, the Company issued 472,500 deferred shares to the former owners of AGL. The deferred shares had a value of $5,380,000 and were valued as of the date of the initial transaction. As of December 31, 2020 and 2019, the Company had deferred shares associated with the acquisition of AGL of $0 and $5,380,000, respectively, recorded on the consolidated balance sheets.

(ii)	Acquisition of Integral Associates, LLC

On June 5, 2019, the Company acquired 100% of the ownership interests of Integral Associates, LLC (“Integral Associates”). The acquisition included Integral Associate’s retail brand Essence, three retail locations, as well as two cultivation and processing facilities. The transaction consideration included $52.8 million paid in cash and approximately 20.8 million in Subordinate Voting Shares which were valued at $235.4 million, and an additional 3.3 million milestone shares with a fair value of $37.7 million, for a total value of $273.1 million in share issuances. The fair value of the securities was based upon the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction. The purchase agreement included additional consideration of up to $57 million in shares of Green Thumb depending upon the EBITDA results of Integral Associates over the twelve-month period following the close of the transaction along with awarding of conditional and/or final dispensary operating licenses.

During the year ended December 31, 2020, the Company issued 537,240 Subordinate Voting Shares to the former owners of Integral Associates in connection with the awarding of final operating licenses for two Nevada dispensaries. The shares had a fair value of $4,654,526 at the date of issuance. Additionally, the Company wrote off a portion of the contingent consideration in the amount of $7,582,001 associated with Integral Associates unsuccessful attainment of the EBTIDA targets over the first twelve months of operations, which was recorded through other income and expense on the consolidated statement of operations. As of December 31, 2020 and 2019, the estimated fair value of the contingent consideration associated with the acquisition of Integral Associates, which was valued using a probability weighting of the potential payouts, was $27,100,000 and $39,554,185, respectively of which $4,950,000 and $0, respectively, was recorded as a non-current liability.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7.	ACQUISITIONS (Continued)

(b)	2019 Business Acquisitions (Continued)

(iii)	Acquisition of For Success Holding Company

On February 21, 2019, the Company acquired 100% of the ownership interests of For Success Holding Company, the Los Angeles-based creator of the lifestyle suite of Beboe branded products. Beboe is currently available in certain retail locations in California, Colorado and Illinois and via home delivery across California. The acquisition was an all stock transaction whereby consideration was satisfied through the issuance 6,463,553 of Green Thumb’s Subordinate Voting Shares (including 793,448 deferred shares) which were valued at $94.5 million, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction. The purchase agreement also included additional consideration ranging from $0 to $15 million in cash or shares of Green Thumb subject to Beboe achieving the placement of its products in specified retailers during the twelve months post acquisition of which $6.9 million was earned and paid during 2019 in the form of 808,614 Subordinated Voting Shares.

During the year ended December 31, 2020, the Company issued 779,690 Subordinate Voting Shares of Green Thumb representing the full settlement of the remaining contingent consideration. The shares had a fair value of $6,686,432 at the date of issuance.

As of December 31, 2020 and 2019, the estimated fair value of the contingent consideration associated with the acquisition of For Success Holding Company, which was valued using a probability weighting of the potential payouts, was $0 and $2,432,373, respectively, on the consolidated balance sheets.

In addition, on August 26, 2020, the Company issued 646,353 deferred shares to the former owners of For Success Holding Company. The deferred shares associated with the acquisition of For Success Holding Company had a value of $8,064,668 and were valued as of the date of the initial transaction. As of December 31, 2020 and 2019, the Company had deferred shares of $1,835,332 and $9,900,000, respectively, recorded on the consolidated balance sheets.

(iv)	Acquisition of Fiorello Pharmaceuticals, Inc

On August 23, 2019, the Company acquired 100% of the ownership interests of New York-based Fiorello Pharmaceuticals, Inc. The acquisition consideration paid included $42.6 million of cash and 1.7 million of the Company’s Subordinate Voting Shares which were valued at $14.1 million, based on the fair value of the securities on the date of issuance, which was the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction. The acquisition included the license and assets for one cultivation, one processing, and four retail facilities in New York.

(v)	MC Brands, LLC

On June 12, 2019, the Company acquired the remaining 75% interest in MC Brands, LLC which is based in Colorado through the issuance of 1.7 million Subordinate Voting Shares valued at $19.4 million. The transaction was accounted for as an asset acquisition.

(c)	Pro Forma Financial Information—Significant 2019 Acquisitions

The following unaudited financial information reflects the results of operations of AGL and Integral Associates from the transaction date (the date of acquisition for AGL of February 12, 2019 and for Integral

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7.	ACQUISITIONS (Continued)

(c)	Pro Forma Financial Information—Significant 2019 Acquisitions (Continued)

Associates of June 5, 2019) through the year ended December 31, 2019 and the results of operations for AGL and Integral Associates for the year ended December 31, 2018:

	Transaction Date through December 31, 2019		For the Year Ended December 31, 2018
	Advanced Grow Labs, LLC	Integral Associates, LLC	Advanced Grow Labs, LLC	Integral Associates, LLC
Revenues, net of discounts	$16,377,199	$39,246,745	$17,016,743	$60,261,432
Net income (loss)	3,612,455	(6,375,800)	7,497,696	13,218,159

The following unaudited pro forma financial information reflects the combined results of operations of Green Thumb, AGL and Integral Associates for the period from January 1, 2019 through December 31, 2019 (presented as if the acquisitions had occurred at January 1, 2019):

	For the Year Ended December 31, 2019
	Green Thumb Industries Inc.	Advanced Grow Labs, LLC	Integral Associates, LLC	Pro Forma Adjustments	Notes	Pro Forma Combined
		Unaudited	Unaudited
Revenues, net of discounts	$160,808,662	$18,516,074	$79,146,937	$—		$258,471,673
Net income (loss) attributable to Green Thumb Industries Inc.	(56,353,062)	4,586,122	(1,110,610)	(8,394,854)	(a), (b)	(61,272,404)

(a)

Includes estimated amortization expense on intangible assets acquired as part of the acquisition of AGL and Integral Associates of $327,302 representing one month of amortization expense and $6,639,127 representing five months of amortization expense, respectively.

(b)	Includes estimated income tax expense of AGL of $164,780 and Integral Associates of $1,263,645 based on a 24% effective tax rate.

The following unaudited pro forma financial information reflects the combined results of operations of Green Thumb, AGL and Integral Associates for the period from January 1, 2018 through December 31, 2018 (presented as if the acquisitions had occurred at January 1, 2018):

	For the Year Ended December 31, 2018
	Green Thumb Industries Inc.	Advanced Grow Labs, LLC	Integral Associates, LLC	Pro Forma Adjustments	Notes	Pro Forma Combined
		Unaudited	Unaudited
Revenues, net of discounts	$62,493,680	$17,016,743	$60,261,432	$—		$139,771,855
Net income (loss) attributable to Green Thumb Industries Inc.	(5,243,917)	7,497,696	13,218,159	(24,006,529)	(a), (b)	(8,534,591)

(a)

Includes estimated amortization expense on intangible assets acquired as part of the acquisition of AGL and Integral Associates of $3,927,619 and $15,933,905 each representing twelve months of amortization expense, respectively.

(b)	Includes estimated income tax expense of AGL of $972,647 and Integral Associates of $3,172,358 based on a 24% effective tax rate.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8.	INTANGIBLE ASSETS AND GOODWILL

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

At December 31, 2020, intangible assets consisted of the following:

	Licenses and Permits	Tradenames	Customer Relationships	Non-Competition Agreements	Total
Cost
As at January 1, 2020	$336,954,213	$97,455,590	$25,258,000	$2,585,480	$462,253,283
Adjustments to Purchase Price Allocation	(145,000)	1,840,009	—	—	1,695,009
Additions from acquisitions	6,326,523	—	—	—	6,326,523

As at December 31, 2020	$343,135,736	$99,295,599	$25,258,000	$2,585,480	$470,274,815

Accumulated Amortization
As at January 1, 2020	$18,477,500	$4,121,800	$3,932,416	$474,669	$27,006,385
Amortization	23,516,095	9,333,378	3,650,589	526,334	37,026,396

As at December 31, 2020	$41,993,595	$13,455,178	$7,583,005	$1,001,003	$64,032,781

Net book value
As at January 1, 2020	$318,476,713	$93,333,790	$21,325,584	$2,110,811	$435,246,898
As at December 31, 2020	$301,142,141	$85,840,421	$17,674,995	$1,584,477	$406,242,034

At December 31, 2019, intangible assets consisted of the following:

	Licenses and Permits	Tradenames	Customer Relationships	Non-Competition Agreements	Total
Cost
As at January 1, 2019	$89,705,213	$360,000	$820,000	$20,480	$90,905,693
Additions from acquisitions	247,249,000	97,095,590	24,438,000	2,565,000	371,347,590

As at December 31, 2019	$336,954,213	$97,455,590	$25,258,000	$2,585,480	$462,253,283

Accumulated Amortization
As at January 1, 2019	$2,322,715	$—	$204,500	$12,800	$2,540,015
Amortization	16,154,785	4,121,800	3,727,916	461,869	24,466,370

As at December 31, 2019	$18,477,500	$4,121,800	$3,932,416	$474,669	$27,006,385

Net book value
As at January 1, 2019	$87,382,498	$360,000	$615,500	$7,680	$88,365,678
As at December 31, 2019	$318,476,713	$93,333,790	$21,325,584	$2,110,811	$435,246,898

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8.	INTANGIBLE ASSETS AND GOODWILL (Continued)

The Company recorded amortization expense for the years ended December 31, 2020, 2019 and 2018 of $37,026,396, $24,466,370 and $2,496,955, respectively.

During 2020, the Company recorded a measurement period adjustment in connection with its June 27, 2019 acquisition of MC Brands, LLC of $1,840,009 which increased intangible assets and share capital. The remainder of the adjustments to purchase price allocations were not significant and related to the finalization of several 2019 acquisitions. The Company also recorded an increase of $6,326,523 from the acquisition of a Connecticut-based dispensary during 2020 (see Note 7—Acquisitions for additional details).

In addition, the Company reviewed the estimated useful lives of its intangible assets as part of the Company’s plans to rebrand one of its retail stores. Based on that review, the Company determined that certain intangible assets associated with the Company’s retail tradenames have a useful life shorter than initially estimated.

Beginning July 1, 2020, the Company adjusted the useful life of its retail tradename associated with the acquisition of Essence from 15 years to 7 years. The change in useful life was made as a prospective adjustment and resulted in an increase in amortization expense of $5,161,946 annually for years 2021 through 2025, and a net reduction in amortization expense of $25,809,730 thereafter.

The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2020 and illustrates the effect of the change in useful life of the Essence tradename discussed above:

Year Ending December 31,	Estimated Amortization (Prior to Change in Useful Life)	Increase (Decrease) from Change in Useful Life	Estimated Amortization (After Change in Useful Life)
2021	$34,032,387	$5,161,946	$39,194,333
2022	33,601,647	5,161,946	38,763,593
2023	33,518,831	5,161,946	38,680,777
2024	32,937,498	5,161,946	38,099,444
2025	32,839,831	5,161,946	38,001,777
Thereafter	239,311,840	(25,809,730)	213,502,110

	$406,242,034	$—	$406,242,034

Goodwill

At December 31, 2020, Goodwill consisted of the following:

	Retail	Consumer Packaged Goods	Total
As at January 1, 2020	$119,873,759	$255,211,232	$375,084,991
Acquisitions	9,615,751	—	9,615,751
Adjustments to Purchase Price Allocations	1,191,425	(3,194,700)	(2,003,275)

As at December 31, 2020	$130,680,935	$252,016,532	$382,697,467

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8.	INTANGIBLE ASSETS AND GOODWILL (Continued)

At December 31, 2019, Goodwill consisted of the following:

	Retail	Consumer Packaged Goods	Total
As at January 1, 2019	$15,286,360	$23,918,000	$39,204,360
Acquisition of Advanced Grow Labs, LLC	16,756,250	44,572,349	61,328,599
Acquisition of Integral Associates, LLC	46,655,753	69,323,570	115,979,323
Other Acquisitions	32,936,590	120,963,598	153,900,188
Adjustments to Purchase Price Allocations	8,238,806	(3,566,285)	4,672,521

As at December 31, 2019	$119,873,759	$255,211,232	$375,084,991

For the year ended December 31, 2020, the Company recorded measurement period adjustments resulting in a net decrease in goodwill of $2,003,275 associated with various acquisitions. In regard to the Consumer Packaged Goods segment, the Company recorded measurement period adjustments associated with its acquisition of For Success Holding Company and Advanced Grow Labs, LLC of $1,687,700 and $1,507,000, respectively, which represented a reduction in the value of goodwill and deferred tax liabilities.

Regarding the Retail segment, the Company recorded an increase of $9,615,751 from the acquisition of a Connecticut-based dispensary during 2020. The Company also recorded measurement period adjustments associated with its 2019 acquisition of Fiorello Pharmaceuticals, Inc. of $1,000,000 which represented an increase in the value of goodwill and corresponding adjustment to current liabilities. The remainder of the adjustments to the Retail segment represent the finalization of purchase price allocations related to other 2019 acquisitions.

9.	INVESTMENTS

As of December 31, 2020 and 2019, the Company held various equity interests in privately held cannabis companies, which had a fair value of $40,794,806 and $14,068,821 as of each period end, respectively. The Company measures its equity interests that do not have readily determinable fair value, at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments as of December 31, 2020:

	Convertible Notes Receivable	Equity	Total
Balance at January 1, 2020	$7,533,000	$6,535,821	$14,068,821
Additions	—	525,000	525,000
Disposals	—	(169,818)	(169,818)
Conversion of notes receivable	(7,533,000)	7,533,000	—
Fair value adjustments	—	26,370,803	26,370,803

Balance at December 31, 2020	$—	$40,794,806	$40,794,806

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9.	INVESTMENTS (Continued)

The following table summarizes the change in the Company’s investments as of December 31, 2019:

	Convertible Notes Receivable	Equity	Total
Balance at January 1, 2019	$30,336,000	$10,597,283	$40,933,283
Fair value adjustment	(1,398,000)	(4,061,462)	(5,459,462)
Applied to consideration in business combination	(21,405,000)	—	(21,405,000)

Balance at December 31, 2019	$7,533,000	$6,535,821	$14,068,821

During the year ended December 31, 2020, the Company recorded fair value adjustments on a privately held equity interests which resulted in the Company recording a gain of $32,349,189 in other income (expense) during the period then ended. In January 2021, the Company sold approximately half of its equity interest in a privately held entity for $18,112,500 in cash. As of December 31, 2020 and 2019, the fair value of the equity interest was $37,249,189 and $4,900,000, respectively.

As of December 31, 2019, the Company held an investment in a convertible note which carried simple interest of 6.00% per annum. The fair value of this investment (which was considered a Level 3 investment) was $7,533,000, and was valued using the Binomial Lattice Model, which was based on a generalized binomial option pricing formula, using the following assumptions:

December 31, 2019
Risk free rate	1.58% – 2.46%
Equity Volatility *	58% – 106%
Market Yield	15% – 18%
Probability of Qualified Financing	0%
Probability of Sale	30%
Probability of No Event	70%

*

Management estimated that market interest rates on similar borrowings without the conversion feature to be approximately 18% and used an implied volatility of 58% in measuring the fair value of the convertible note.

On August 1, 2020, the note matured and was converted into 613,875 preferred units of the privately held Company. During the year ended December 31, 2020, and as a result of the conversion, the Company, with the assistance of an independent valuation firm, measured the fair value of the preferred shares which resulted in the Company recording a loss of ($6,503,711) in other income (expense). As of December 31, 2020, the fair value of the preferred shares (which are considered a Level 3 investment) was $1,029,289.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded fair value adjustments, net of $26,370,803, ($4,061,462) and $4,797,283, respectively, within other income (expense) on the consolidated statements of operations.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.	LEASES

(a)	Operating Leases

The Company has operating leases for certain Rise, Essence and other retail dispensaries located throughout the US and processing and cultivation facilities in Connecticut, Florida, Illinois, Massachusetts, Maryland, Nevada, New York, New Jersey and Pennsylvania as well as corporate office space in Illinois and Nevada. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded $26,287,253, $7,291,154 and $1,901,000 respectively, in operating lease expense.

Other information related to operating leases as of and for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Weighted average remaining lease term	12.10	7.42
Weighted average discount rate	13.7%	12.0%

Maturities of lease liabilities for operating leases as of December 31, 2020 were as follows:

Year Ending December 31	Third Party	Related Party	Total
2021	$24,009,579	$1,307,183	$25,316,762
2022	25,487,123	1,337,130	26,824,253
2023	25,360,510	1,367,771	26,728,281
2024	24,856,882	1,255,714	26,112,596
2025	22,834,433	1,182,489	24,016,922
2026 and Thereafter	242,729,225	9,162,841	251,892,066

Total Lease Payments	365,277,752	15,613,128	380,890,880

Less: Interest	(223,015,394)	(7,586,616)	(230,602,010)

Present Value of Lease Liability	$142,262,358	$8,026,512	$150,288,870

(b)	Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for facilities in Florida, Illinois, Maryland, Massachusetts and Nevada.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.	LEASES (Continued)

(b)	Related Party Operating Leases (Continued)

Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owns the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the years ended December 31, 2020, 2019 and 2018, the Company recorded lease expense of $1,363,673, $1,230,350 and $515,064 respectively, associated with these leasing arrangements.

On June 5, 2020, a wholly owned subsidiary of the Company purchased the building and building improvements of the Company’s dispensary located in Joliet, Illinois for $1,814,000 from Mosaic Real Estate Joliet, LLC. The transaction resulted in the termination of the Illinois related party leasing arrangement. For additional information see Note 11—Notes Payable.

In connection with the Company’s acquisition of Integral Associates, the Company, through a subsidiary, leases property from Durango Teco Partners, LLC, which commenced on June 27, 2020 for an Essence retail store in Nevada. Durango Teco Partners, LLC is owned in part by Armenco Capital LLC, which is in turn owned in part by Alejandro Yemenidjian, a former director of the Company who resigned from the Board effective December 31, 2020. The lease commenced on June 27, 2020 and has a ten-year term. For year ended December 31, 2020, the Company recorded lease expense of $136,107 associated with this lease.

(c)	Sales Lease Back Transactions

(i)	Toledo, Ohio Cultivation and Processing Facility

On January 31, 2020, the Company closed on a sale and lease back transaction to sell its Toledo, Ohio processing facility to IIP. Under a long-term agreement, the Company has leased back the facility and continues to operate and manage it. The purchase price for the property was $2,900,000, excluding transaction costs.

On October 1, 2020, the Company and IIP agreed to amend the lease on the Toledo, Ohio processing facility. Under the amendment, IIP will provide an additional $25,000,000 in funding to be used for the construction of a cannabis cultivation facility. Assuming full payment of the additional funding, IIP’s total investment in the property pursuant to the sale and leaseback transaction and related amendment will be $32,200,000. The amended lease has a term of 20 years and was recorded as an operating lease which resulted in a right of use asset and related lease liability of $28,134,327.

(ii)	Oglesby Cultivation and Processing Facility

On March 6, 2020, the Company closed on a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to IIP. Under a long-term agreement, the Company has leased back the facility and continues to operate and manage it. The purchase price for the property was $9,000,000, excluding transaction costs. The Company is making certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $41,000,000. Assuming full reimbursement for such improvements, IIP’s total investment in the property will be $50,000,000. The lease has a term of 16 years and was recorded as an operating lease which resulted in a right of use asset and related lease liability of $42,235,807.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.	LEASES (Continued)

(c)	Sales Lease Back Transactions (Continued)

(iii)	Danville Cultivation and Processing Facility

On November 12, 2019, the Company closed on a sale and lease back transaction to sell its Danville, Pennsylvania cultivation and processing facility to IIP. Under a long-term agreement, the Company will lease back the facility and continue to operate and manage it. The purchase price for the property was $20,300,000, excluding transaction costs. The Company is also expected to make certain improvements to the property that will significantly enhance production capacity, for which IIP has agreed to provide reimbursement of up to $19,300,000. Assuming full reimbursement for such improvements, IIP’s total investment in the property will be $39,600,000. The lease was recorded as an operating lease and resulted in a right of use asset and related lease liability of $28,927,235.

11.	NOTES PAYABLE

At December 31, 2020 and 2019, notes payable consisted of the following:

	December 31, 2020	December 31, 2019
In connection with an acquisition completed in 2017, the Company is required to make quarterly charitable contributions of $50,000 through October 2024. The net present value of these required payments has been recorded as a liability with an interest rate of 2.17%.	$717,430	$970,957
Private placement debt dated May 22, 2019, in the original amount of $105,466,429 with an interest rate of 12.00%, matures on May 22, 2023. The debt was issued at a discount, the carrying value of which is $10,511,335 and $15,090,517 as of December 31, 2020 and 2019, respectively.	94,955,094	90,375,912
Rise Joliet mortgage dated June 5, 2020, in the original amount of $1,814,000 with an interest rate of 5.00%, matures on June 5, 2035. The debt was issued at a discount, the carrying value of which is $174,222, and is presented net of principal payments of $40,806 as of December 31, 2020.	1,598,972	—
Rise Lakewood mortgage dated August 20, 2020, in the original amount of $833,000 with an interest rate of 7.25%, matures on August 20, 2025, and is presented net of principal payments of $9,517 as of December 31, 2020.	823,483	—
Rise Mundelein mortgage dated December 6, 2020, in the original amount of $960,000 with an interest rate of 6.95%, matures on December 06, 2025.	960,000	—

Total notes payable	99,054,979	91,346,869
Less: current portion of notes payable	(341,983)	(206,675)

Notes payable, net of current portion	$98,712,996	$91,140,194

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11.	NOTES PAYABLE (Continued)

(a)	Bridge Financing

On April 12, 2019, the Company completed a private placement financing of $12,500,000 in six-month senior secured promissory notes (the “Bridge Notes”). As part of the transaction, the Company issued 218,964 warrants to the private lenders allowing the holder to purchase Subordinate Voting Shares at an exercise price of C$22.90. The warrants may be exercised anytime during the first 42 months after the closing of the transaction. On the date of issuance, the Company recorded a warrant liability, and debt discount of $2,291,189 which was measured at fair value using a Monte Carlo simulation. See Note 12—Warrants for details.

On May 22, 2019, the Company repaid the full principal amount and accrued interest of $12,645,833 for the Bridge Notes. The Company recognized $2,291,189 in interest expense for accretion of the debt discount upon repayment of the April 12, 2019 Bridge Notes.

(b)	Private Placement Financing

On May 22, 2019, the Company closed a $105,66,429 senior secured non-brokered private placement financing (the “Private Placement Financing”) through the issuance of three-year senior secured notes pursuant to the Note Purchase Agreement (the “Note Purchase Agreement”). The financing generated funds for general working capital purposes and various growth initiatives and to retire the Company’s existing debt, including the April 12, 2019 Bridge Notes. The notes initially accrued interest at an annual rate of 12.16%, and were subsequently amended on November 9, 2019 to 12.0%, (see additional discussion under the heading “Modification of Private Placement Financing” below). Interest on the note is payable on a quarterly basis with the principal due at the maturity date. The Note Purchase Agreement provided the Company the sole discretion to extend the financing an additional twelve months (see additional discussion under the heading “Extension of Private Placement Financing” below).

As part of the transactions, the Company issued 1,822,771 warrants to the private lenders which allow the holder to purchase Subordinate Voting Shares at an exercise price of C$19.39. The warrants may be exercised at any time during the first 60 months after the closing of the transaction. Upon issuance, the Company recorded a warrant liability, and debt discount of $16,202,934 which was measured at fair value using a Monte Carlo simulation. See Note 12—Warrants for details.

In addition to the value of warrants, the debt discount included $228,761 of professional fees, and transaction related fees of $430,704 and is being accreted to interest expense over the term of the debt which approximates the effective interest method. As of December 31, 2020, and 2019, the carrying value of the debt discount, net of amortization was $8,604,784 and $12,885,643, respectively.

The notes contain certain covenants which require the Company to maintain (on a daily basis) unrestricted cash and cash equivalents in an amount greater than or equal to the amount of interest that is scheduled to become due in the next 365-days and to not permit the ratio of net debt to stockholders’ equity to exceed 0.6 to 1.0 as of the last day of any quarter. In addition, beginning June 30, 2020, an additional covenant became effective which requires the Company to maintain a debt to EBITDA ratio of 4.5 to 1.0 as of the last day of each quarter. As of December 31, 2020 and 2019, the Company was in compliance with all covenants.

(c)	Modification of Private Placement Financing

On November 9, 2019, the Company amended the May 22, 2019 Private Placement Financing to allow for additional financing through sales lease back arrangements and to clarify certain aspects of the financing agreement with the private lenders. Specifically, the calculation of the effective interest rate on the note was clarified to refer to a 365-day calendar year rather than LIBOR-based 360-day year. The result of this

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11.	NOTES PAYABLE (Continued)

(c)	Modification of Private Placement Financing (Continued)

change was a reduction in the effective interest rate by approximately 16 basis points (from 12.16% to 12.0%). The Amendment also reduced the borrowing capacity from $150,000,000 to $130,000,000, which allows the Company to borrow an additional $24,533,571 over a period of 12 months from the closing date of the Note Purchase Agreement.

As part of the amendment, the Company issued 365,076 warrants to the private lenders allowing the holder to purchase Subordinate Voting Shares at an exercise price of C$12.04. The warrants may be exercised anytime during the first 60 months following the close of the transaction. The Company evaluated the terms of the November 9, 2019 amendment and concluded that the transaction resulted in a debt modification requiring the Company to recognize the value of the warrants as additional debt discount.

Upon issuance, the Company recorded an additional amount to warrant liability, and debt discount of $2,304,874 which was measured at fair value using a Monte Carlo simulation. See Note 12 – Warrants for details. The Company did not incur any other fees related to the amendment. As of December 31, 2020 and 2019, the carrying value of the debt discount, net of amortization was $1,450,591 and $2,204,874, respectively.

(d)	Extension of Private Placement Financing

On May 21, 2020, the Company exercised its option to extend the maturity date of the Private Placement Financing pursuant to the Note Purchase Agreement, dated May 22, 2019, as amended for an additional year. Following this exercise, which was in the Company’s sole discretion under the Note Purchase Agreement, the new maturity date for the Notes is May 22, 2023. As part of the transaction, the Company issued an additional 84,924 warrants to the private lenders allowing the holder to purchase Subordinate Voting Shares at an exercise price of C$14.03. Upon issuance, the Company recorded a warrant liability, and debt discount of $572,386 which was measured at fair value using a Monte Carlo simulation. See Note 12—Warrants for details. As of December 31, 2020, the carrying value of the debt discount, net of amortization was $455,960.

(e)	Mortgage on Joliet, Illinois Dispensary

On June 5, 2020, the Company closed on a secured promissory note (the “Joliet Mortgage”) of $1,814,000. The Joliet Mortgage bears interest of 5% per annum and matures on June 5, 2035. The Joliet Mortgage provided by the lender was used to purchase the building and building improvements of one of the Company’s dispensaries located in Joliet, Illinois that the Company previously leased from Mosaic Real Estate Joliet, LLC, a related party. As part of the transaction, the Company issued 35,000 warrants valued at $181,272 using a Black Scholes Option Pricing model which were accounted for as equity and recorded as a discount on the Mortgage.

(f)	Mortgage on Lakewood, Ohio Dispensary

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11.	NOTES PAYABLE (Continued)

(g)	Mortgage on Mundelein, Illinois Property

On December 6, 2020, the Company closed on a secured promissory note (the “Mundelein Mortgage”) of $960,000. The Mundelein Mortgage bears interest of 6.95% per annum and matures on December 6, 2025. The Mundelein Mortgage provided by the lender was used to acquire real estate located in Mundelein, Illinois adjacent to our existing retail dispensary. The Company anticipates using the additional space to expand current operations at the existing Mundelein dispensary.

(h)	Related Parties

The private placement debt and related warrant liability are held by related parties of the Company as well as unrelated third parties at a percentage of approximately 1% and 99%. The related parties consist of Benjamin Kovler, the Chief Executive Officer and a director of the Corporation (through KP Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets (through AG Funding Group, LLC) and Anthony Georgiadis, the Chief Financial Officer and a director of the Corporation (through Three One Four Holdings, LLC and ABG, LLC) all of whom participated in the private placement financing.

12.	WARRANTS

As part of the Company’s private placement financing and Mortgage on the Joliet, Illinois dispensary, the Company issued warrants to related parties, as well as unrelated third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number warrants outstanding as of December 31, 2020:

	Number of Shares	Weighted Average Exercise Price (C$)		Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life
	Liability Classified				Equity Classified
Balance as at January 1, 2020	2,406,811	C$	18.59	4.86	—	$—	—
Additional Modification Warrants	84,924		14.03	5.00	—	—	—
Dispensary Mortgage Warrants	—		—	—	35,000	9.10	5.00
Warrants Exercised	(5,941)		12.42	5.00	—	—	—

Balance as at December 31, 2020	2,485,794	C$	18.45	4.87	35,000	$9.10	5.00

The following table summarizes the number of warrants outstanding as of December 31, 2019:

	Number of Shares	Weighted Average Exercise Price (C$)		Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life
	Liability Classified				Equity Classified
Balance as at January 1, 2019	—	C$	—	—	—	$—	—
Bridge Financing Warrants	218,964		22.90	0.32	—	—	—
Private Placement Financing Warrants	1,822,771		19.39	3.79	—	—	—
Modification Warrants	365,076		12.04	0.75	—	—	—
Warrants Exercised	—		—	—	—	—	—

Balance as at December 31, 2019	2,406,811	C$	18.59	4.86	—	$—	—

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12.	WARRANTS (Continued)

(a)	Liability Classified Warrants

The following table summarizes the fair value of the liability classified warrants at December 31, 2020 and 2019:

Warrant Liability	Strike Price		Warrants Outstanding	December 31, 2020	December 31, 2019
Bridge Financing Warrants	C$	22.90	218,964	$2,544,500	$1,385,400
Private Placement Financing Warrants	C$	19.39	1,822,771	28,756,500	12,189,169
Modification Warrants	C$	12.04	360,256	6,630,000	2,305,274
Additional Modification Warrants	C$	14.03	83,803	1,523,000	—

Totals			2,485,794	$39,454,000	$15,879,843

(i)	Note Purchase Agreement Warrants

During the years ended December 31, 2020 and 2019, the Company issued warrants associated with each closing and amendment of the Bridge Notes and related Private Placement Financing under the Note Purchase Agreement (as amended) for a total of 2,491,735 warrants (collectively the “Note Purchase Agreement Warrants”) of which 2,485,794 were outstanding as of December 31, 2020. The exercise price of these warrants is denominated in Canadian dollars whereas the Company’s functional currency is USD. As such, upon issuance and at each reporting date, the Company measures the fair value of the warrants using a Monte Carlo Simulation model. For the year ended December 31, 2020 and 2019, the Company recorded a loss of $23,001,771 and a gain of $4,159,687, respectively, on the change in the fair value of the warrant liability within other income (expense) on the consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date:

Significant Assumptions	December 31, 2020	December 31, 2019
Volatility	72.19% – 79.10%	117.43% – 123.64%
Remaining Term	1.78 – 4.39 years	2.78 – 4.86 years
Risk Free Rate	0.20% – 0.28%	1.68% – 1.69%

(b)	Equity Classified Warrants

The following table summarizes the fair value of the equity classified warrants at December 31, 2020 and 2019:

Warrants Included in Contributed Surplus	Strike Price	Warrants Outstanding	December 31, 2020	December 31, 2019
Dispensary Mortgage Warrants	$9.10	35,000	$181,272	$—

(i)	Dispensary Mortgage Warrants

On June 5, 2020, as part of the $1,814,000 promissory note, the Company issued warrants that allow the promissory noteholder to purchase 35,000 Subordinate Voting Shares. These warrants are denominated in USD, which is the Company’s functional currency. As such, upon issuance, the

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12.	WARRANTS (Continued)

(b)	Equity Classified Warrants (Continued)

(i)	Dispensary Mortgage Warrants (Continued)

Company recorded a debt discount of $181,272 which was measured at fair value using a Black Scholes Options Pricing model. The Company did not incur any other material fees related to the promissory note.

The following table summarizes the significant assumptions used in determining the fair value of the equity classified warrants as of each reporting date:

Significant Assumptions	December 31, 2020	December 31, 2019
Volatility	80%	—
Remaining Term	5 years	—
Risk Free Rate	0.37%	—

13.	SHARE CAPITAL

Common shares, which include the Company’s Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares, are classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC 740, Income Taxes.

(a)	Authorized

(i)	Subordinate Voting Shares

The holders of the Subordinate Voting shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting shares. During the year ended December 31, 2020, the shareholders of the Company converted 333,061 Multiple Voting Shares into 33,306,100 Subordinate Voting Shares and 90,258 Super Voting Shares into 9,025,800 Subordinate Voting Shares.

(ii)	Multiple Voting Shares

Each Multiple Voting share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting shares. At December 31, 2020, the Company had 40,289 issued and outstanding Multiple Voting Shares, which convert into 4,028,900 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting shares. During the year ended December 31, 2020, the shareholders of the Company converted 333,061 Multiple Voting Shares into 33,306,100 Subordinate Voting Shares.

(iii)	Super Voting Shares

Each Super Voting share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At December 31, 2020, the Company had 312,031 issued and outstanding Super Voting Shares which

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.	SHARE CAPITAL (Continued)

(a)	Authorized (Continued)

(iii)	Super Voting Shares (Continued)

convert into 31,203,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the year ended December 31, 2020, the shareholders of the Company converted 90,258 Super Voting Shares into 9,025,800 Subordinate Voting Shares.

(b)	Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2019	43,920,131	677,230	424,513
Issuance of shares under business combinations and investments	45,571,444	—	—
Noncontrolling Interests adjustment for change in ownership	—	31,000	—
Issuance of shares for redemption of noncontrolling interest	2,498,404	—	—
Issuance of shares upon vesting of RSUs	1,165,630	—	—
Issuance of shares upon exercise of broker options	114,080	—	—
Issuance of shares for professional fees	19,875	—	—
Exchange of shares	35,710,400	(334,880)	(22,224)

As at December 31, 2019	128,999,964	373,350	402,289

As at January 1, 2020	128,999,964	373,350	402,289
Issuance of shares under business combinations and investments	1,752,065	—	—
Distribution of contingent consideration	2,713,463	—	—
Distribution of deferred shares	1,220,548	—	—
Issuance of shares upon exercise of options and warrants	171,813	—	—
Issuances of shares upon vesting of RSUs	923,468	—	—
Exchange of shares	42,331,900	(333,061)	(90,258)

As at December 31, 2020	178,113,221	40,289	312,031

(i)	Issuance of Shares Under Business Combinations and Investments

(1) Southern CT Wellness and Healing

On December 18, 2020, the Company issued 197,826 Subordinate Voting Shares with a value of $4,619,237 in connection with the Company’s acquisition of Southern CT Wellness and Healing, a Connecticut-based dispensary. The shares issued resulted in an increase in share capital and a corresponding increase in the net assets acquired. See Note 7—Acquisitions for details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.	SHARE CAPITAL (Continued)

(b)	Issued and Outstanding (Continued)

(i)	Issuance of Shares Under Business Combinations and Investments (Continued)

(2) MC Brands, LLC

On June 29, 2020, the Company issued 190,000 Subordinate Voting Shares with a value of $1,840,009 in connection with the Company’s June 27, 2019 acquisition of MC Brands, LLC. Such shares were held back as part of the transaction and resulted in an increase in share capital and a corresponding increase to intangible assets on the Company’s consolidated balance sheets.

See also Note 7—Acquisitions for details.

(ii)	Distribution of Contingent Consideration

As of December 31 2020, the Company issued 2,713,463 Subordinate Voting Shares to the previous owners of several entities in connection with acquisitions completed during 2019. Upon issuance, the Company recorded a reduction to contingent consideration payable and an increase in share capital. The following table represents the contingent shares issued during the year ended December 31, 2020 in relation to each acquisition:

Contingent Shares Issued
		December 31, 2020
Transaction	Date of Transaction	Units	Value
Advanced Grow Labs, LLC	February 12, 2019	1,396,533	$11,544,855
For Success Holding Company	February 21, 2019	779,690	6,686,432
Integral Associates, LLC	June 5, 2019	537,240	4,654,526

		2,713,463	$22,885,813

(iii)	Deferred Shares—Issuances and Distributions

As part of the consideration exchanged in the Company’s acquisitions, Subordinate Voting Shares are held back or deferred until a specific date post acquisition. The deferred shares are issued to the former owners of the acquired entity upon the passage of twelve to twenty-four months from the close of each transaction as defined within each respective acquisition agreement. The following table summarizes the deferred shares held by the Company as of December 31, 2020 and 2019:

Deferred Shares Outstanding
		December 31, 2020		December 31, 2019
Transaction	Date of Transaction	Units	Value	Units	Value
Advanced Grow Labs, LLC	February 12, 2019	—	$—	472,500	$5,380,000
For Success Holding Company	February 21, 2019	147,095	1,835,330	793,448	9,900,000
Rise Canton	May 15, 2019	—	—	101,695	1,307,798
Southern CT Wellness and Healing	December 18, 2020	32,205	751,987	—	—

		179,300	$2,587,317	1,367,643	$16,587,798

On December 18, 2020, the Company issued 32,205 Subordinate Voting Shares with a value of $751,987 in connection with the Company’s acquisition of Southern CT Wellness and Healing. The issuance resulted in an increase in deferred share issuances on the Company’s consolidated statement of changes in shareholders’ equity and a corresponding increase in the net assets acquired.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.	SHARE CAPITAL (Continued)

(b)	Issued and Outstanding (Continued)

(iii)	Deferred Shares—Issuances and Distributions (Continued)

On May 15, 2020, Green Thumb distributed 101,695 Subordinate Voting Shares with a value of $1,307,798 in connection with the Company’s May 15, 2019 acquisition of Rise Canton. On August 12, 2020, the Company distributed 472,500 Subordinate Voting Shares with a value of $5,380,00 in connection with the Company’s February 12, 2019 acquisition of Advanced Grow Labs, LLC. Additionally, on August 26, 2020, the Company distributed 646,353 Subordinate Voting Shares with a value of $8,064,668 in connection with the Company’s February 21, 2019 acquisition of For Success Holding Company. The three distributions discussed above resulted in a reduction to deferred share issuances and a corresponding increase to share capital on the Company’s consolidated statement of changes in shareholders’ equity.

See also Note 7—Acquisitions for details.

(iv)	Changes in Ownership and Noncontrolling Interests

(1.) Acquisition of Noncontrolling Interest in KW Ventures Holdings, LLC

Prior to January 1, 2019, KW Ventures Holdings, LLC (“Firefly”), which holds 100% of the equity interests in four Pennsylvania-based dispensaries, was owned by the noncontrolling interest members. However, Green Thumb controlled all the operating activities of the entity and was exposed to variable returns and losses through a management services agreement. As a result, the Company concluded that Firefly represented a variable interest entity and consolidated the entity in Green Thumb’s financial results.

On January 1, 2019, the Company acquired the noncontrolling interest members equity in Firefly through an all-stock transaction whereby consideration was satisfied through the issuance of 542,416 Subordinate Voting Shares at a fair value of $4,355,078. In addition to the shares issued on January 1, 2019; 48,450 Subordinate Voting Shares were held back as part of the closing agreement. On February 10, 2020, the remaining shares were issued at a fair value of $400,413. As control over the entity existed prior to the acquisition date, no gain or loss was recognized nor was there any excess purchase price recorded as a result of the transaction.

As of December 31, 2020, the transaction resulted in an increase in share capital and a corresponding reduction in accrued liabilities of $400,413.

(2.) Acquisition of Noncontrolling Interest in Ohio Investors 2017, LLC

On April 19, 2019, GTI Core, LLC, a wholly owned subsidiary of the Company entered into a membership interest purchase agreement with George Management Ltd. (George Management) to acquire 59% of the 60% interest that George Management held in the Retail and Processing License. On June 7, 2019, Green Thumb consummated the acquisitions through the issuance of 1,233,014 Subordinate Voting shares with a fair value of $13,854,550 as well as a $5,150,000 in cash of which $1,650,000 was contributed by George Management during 2019 as part of a capital call.

As part of the purchase agreement, and in consideration of the cultivation license for which Green Thumb held a 40% interest as of the date of the purchase agreement, the Company and George

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.	SHARE CAPITAL (Continued)

(b)	Issued and Outstanding (Continued)

(iv)	Changes in Ownership and Noncontrolling Interests (Continued)

(2.) Acquisition of Noncontrolling Interest in Ohio Investors 2017, LLC (Continued)

Management entered into a reciprocal purchase agreement that would allow Green Thumb to purchase the remaining 59% interest through a call option or, alternatively, allow George Management to put the 59% interest to Green Thumb. The exercise of the option was contingent upon the Ohio Department of Commerce’s approval of Green Thumb’s cultivation license application.

Green Thumb evaluated the reciprocal purchase option and determined that it represented a derivative liability that required remeasurement on a periodic basis with changes in value recorded through the statement of operations. As of the transaction date, the Company recorded a derivative liability of $4,526,401 using a Black Scholes option pricing model. During 2019, the Company recognized nominal gains as a result of changes in the fair value of the liability.

On December 29, 2019, subsequent to the Ohio Department of Commerce’s approval of Green Thumb’s license application, George Management exercised their put option allowing Green Thumb to purchase 59% of the remaining 60% interest in the cultivation license. As of December 31, 2019, the Company and George Management were unable to agree upon the value of the Ohio cultivation license. The Company derecognized the derivative liability and recorded a current liability of $5,500,000 representing management’s estimate of the expected value to be paid to George Management as of December 31, 2019.

As of December 31, 2019, the transactions resulted in an increase to share capital and a reduction to noncontrolling interest of $4,198,173.

On August 8, 2020, the Company and George Management reached an agreement allowing Green Thumb to purchase the remaining noncontrolling interest in Ohio Investors 2017, LLC. As a result, on August 31, 2020, the Company issued 1,315,789 Subordinate Voting Shares with a value of $20,078,940 in consideration for the noncontrolling partner’s interest in Ohio Investors 2017, LLC. Upon the closing of the transaction, the Company recorded a reduction to the current liability established for the purchase of the noncontrolling interest of $11,200,000, an increase in share capital for the fair value of the noncontrolling partners interest of $20,078,940 and a reduction to contributed capital of $8,878,940.

(3.) Acquisition of Noncontrolling Interest in GTI New Jersey, LLC

On April 23, 2019, the Company closed on its acquisition of GTI New Jersey, LLC to acquire the remaining 33% interest held by unrelated third parties. The acquisition was an all stock transaction whereby consideration was satisfied through the issuance of 671,317 Subordinate Voting Shares at a fair value of $5,766,613. Prior to April 23, 2019, 33% of GTI-NJ was owned by the noncontrolling interest members. However, Green Thumb considered GTI-NJ to be a variable interest entity and accordingly, consolidated GTI-NJ within Green Thumb’s consolidated financial statements as Green Thumb was determined to be the primary beneficiary of the operations of GTI-NJ and Green Thumb possessed the power to direct the activities of GTI-NJ through a management services agreement. Consequently, when Green Thumb acquired the noncontrolling interest, there was no change in control, and as a result, no gain or loss was

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.	SHARE CAPITAL (Continued)

(b)	Issued and Outstanding (Continued)

(iv)	Changes in Ownership and Noncontrolling Interests (Continued)

(3.) Acquisition of Noncontrolling Interest in GTI New Jersey, LLC (Continued)

recognized nor was there any excess purchase price recorded as a result of the transaction. The transaction resulted in an increase to share capital and a reduction to noncontrolling interest of $570,078.

As part of the acquisition of GTI New Jersey, LLC, the Company agreed to award the previous owners of the entity $1,000,000 in Subordinate Voting Shares for each additional dispensary successfully opened, up to a $3,000,000 cap. On May 7, 2020, the Company received approval from the New Jersey Department of Health to begin buildout of an additional retail dispensary. As a result, the Company recorded a current obligation and corresponding reduction to contributed surplus of $2,000,000 representing the maximum value of the shares to be issuable to the former minority shareholders of GTI New Jersey, LLC.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1 thereto (as amended, the “Plan”). The maximum number of RSUs and options issued under the Plan shall not exceed 10% of the Company’s issued and outstanding shares on an as-converted basis.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.	SHARE CAPITAL (Continued)

(c)	Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2019	3,839,017	13.21	5.57	$218,234
Granted	2,604,511	10.36
Exercised	(165,872)	12.72
Forfeited	(613,250)	13.27

Balance as at December 31, 2020	5,664,406	11.91	4.39	$85,408,034
Vested	1,749,365	13.37
Exercisable at December 31, 2020	1,532,282	13.22	5.07	$21,590,351

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2020 and December 31, 2019, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2020 and December 31, 2019. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding.

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value (per share) of stock option units granted (C$)	6.58	8.06	10.85
Intrinsic value of stock option units exercised, using market price at exercise date (USD)	$1,184,089	$88,010	$31,604

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant dates during the years ended December 31, 2020 and 2019 using the following ranges of assumptions:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.31% – 1.37%	1.18% – 1.84%
Expected dividend yield	0%	0%
Expected volatility	80%	80% – 100%
Expected option life	3 – 5 years	3 – 5 years

As the Company became publicly traded in June 2018, sufficient historical trading information was not available to determine an expected volatility rate. The volatility rate was based on comparable companies within the same industry. As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13.	SHARE CAPITAL (Continued)

(c)	Stock-Based Compensation (Continued)

The following table summarizes the number of nonvested RSU awards as of December 31, 2020 and 2019 and the changes during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value (C$)
Nonvested Shares at December 31, 2019	1,399,762	9.30
Granted	286,880	13.90
Forfeited	(73,834)	15.85
Vested	(923,468)	15.21

Nonvested Shares at December 31, 2020	689,340	16.77

The following table summarizes the weighted average grant date fair value and total fair value of RSUs vested for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value (per share) of RSUs granted (C$)	13.90	11.70	10.28
Total fair value of RSUs vested, using market price at vest date (USD)	$9,076,673	$13,522,284	$—

The stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Year Ended December 31,
	2020	2019	2018
Stock Options Expense	$10,937,768	$6,393,277	$1,876,627
RSU Expense	8,398,950	11,892,100	4,748,444

Total Stock-Based Compensation Expense	$19,336,718	$18,285,377	$6,625,071

14.	INCOME TAXES

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

Taxable income is computed for GTI Core, LLC and its respective LLC ownership interests up through the RTO date of June 12, 2018 and for all subsidiaries from this date forward. Effective with the Company’s reverse takeover transaction on June 12, 2018, all subsidiaries have elected to be taxed as “C” corporations.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14.	INCOME TAXES (Continued)

Green Thumb Industries Inc. is organized in Canada but maintains all of its operations in the United States. Due to this inverted entity structure, the Company is subject to both US and Canadian taxation, however the Company has no operations in Canada and thus files a nil return with the Canadian tax authorities.

For the years ended December 31, 2020, 2019 and 2018, income taxes expense consisted of:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$65,118,212	$18,095,946	$2,842,696
State	16,640,086	4,665,000	279,899
Foreign	—	—	—

Total Current	81,758,298	22,760,946	3,122,595

Deferred:
Federal	3,520,293	(12,535,000)	3,330,000
State	(1,425,789)	(881,913)	731,000
Foreign	—	—	—

Total Deferred	2,094,504	(13,416,913)	4,061,000

Total	$83,852,802	$9,344,033	$7,183,595

The difference between the income tax expense for the years ended December 31, 2020, 2019 and 2018 and the expected income taxes based on the statutory tax rate applied to pre-tax earnings (loss) arises as follows:

	2020	2019	2018
Income/(Loss) before Income Taxes	$102,930,722	$(50,202,837)	$29,751,374
Statutory Tax Rates	21%	21%	21%

Expense/(Recovery) based on Statutory Rates	21,615,452	(10,542,596)	6,247,788
Pass-throughs and Non-controlling Interests	—	49,203	(1,062,111)
State Taxes	14,836,807	(1,536,694)	(279,899)
Provision to Return Adjustment	5,299,091	(1,209,592)	53,304
Adjustments for Stock Compensation	(211,132)	(1,952,083)	—
Non-deductible Expenses	27,570,364	14,166,223	2,263,978
Change in State Rate Reconciliation	(2,535,415)	513,338	—
Change in Valuation Allowance	7,705,790	7,604,098	—
Change in Uncertain Tax Position	9,918,112	2,113,263	—
Other Differences	(346,267)	138,873	(39,465)

Income Tax Expense	$83,852,802	$9,344,033	$7,183,595

Income taxes paid for the years ended December 31, 2020, 2019 and 2018 were $72,574,675, $18,510,094 and $2,879,010, respectively.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14.	INCOME TAXES (Continued)

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

At December 31, 2020 and December 31, 2019, the components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2020	2019
Deferred Tax Assets
Operating Lease Liabilities	$33,641,132	$10,483,126
Net Operating Losses	13,236,414	12,997,199
163(j) Interest Limitation	5,481,144	—
Warrant Fair Value Derivative	5,251,087	—
Stock-based Compensation	7,096,512	4,592,242
Other	3,453,748	519,437
Valuation Allowance	(17,033,118)	(7,604,098)

Total Deferred Tax Assets	51,126,919	20,987,906

Deferred Tax Liabilities
Operating Right of Use Assets	$(31,211,307)	$(10,176,807)
Fair Value Investments	(7,734,744)	(1,080,760)
Intangibles	(37,398,110)	(43,896,437)

Total Deferred Tax Liabilities	(76,344,161)	(55,154,005)

Net Deferred Tax Liabilities	$(25,217,242)	$(34,166,099)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance in the amount of $17 million is maintained as of December 31, 2020.

As of December 31, 2020, we had $57 million of gross federal net operating loss carryforwards which will not expire. Additionally, the Company had $18 million of gross state net operating loss carryforwards, if not claimed, begin to expire in 2031. Our evaluation of evidence resulted in management concluding that the majority of our net operating losses will not be realized.

Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14.	INCOME TAXES (Continued)

its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization.

The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. In accordance with ASC 740—Income Taxes, the Company recognizes the benefits of uncertain tax positions in our consolidated financial statements only after determining that it is more likely than not that the uncertain tax positions will be sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2018	$—
Additions for current year	1,720,865
Additions for prior year	392,398
Subtractions for current year	—

Balance as of December 31, 2019	$2,113,263
Additions for current year	7,536,097
Additions for prior year	2,382,014
Subtractions for current year	(1,690,986)

Balance as of December 31, 2020	$10,340,388

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2020 and 2019, we recognized $554,000 and an immaterial amount of interest and penalties, respectively. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. We file income tax returns in the United States, various state jurisdictions, and Canada, which jurisdictions have varying statutes of limitations. The U.S. federal statute of limitation remains open for the 2016 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating loss arising prior to these years are also open to examination if and when utilized.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15.	OTHER INCOME (EXPENSE)

For the years ended December 31, 2020, 2019 and 2018 other income (expense) was comprised of the following:

	For the Years Ended December 31,
	2020	2019	2018
Fair value adjustments on equity investments	$26,370,803	$(3,530,969)	$4,797,283
Fair value adjustments on convertible notes receivable	—	(1,771,420)	13,586,000
Fair value adjustment on put and call options	—	(132,523)	2,869,342
Fair value adjustments on warrants received	—	—	37,765,718
Fair value adjustments on variable note receivable	(815,937)	(6,608,790)	(4,206,141)
Fair value adjustment on convertible note payable in connection with RTO	—	—	1,981,358
Fair value adjustments on warrants issued	(23,001,771)	4,159,687	—
Fair value adjustments on contingent consideration	9,877,013	(3,686,921)	—
Equity earnings in joint ventures	2,319,963	450,000
Other	626,675	802,000	(376,139)

Total Other Income (Expense)	$15,376,746	$(10,318,936)	$56,417,421

16.	COMMITMENTS AND CONTINGENCIES

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

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2020, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

16.	COMMITMENTS AND CONTINGENCIES (Continued)

(b)	Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2020 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)	Construction Commitments

As of December 31, 2020, the Company held approximately $520,252 of open commitments to contractors on work being performed.

17.	FAIR VALUE MEASUREMENTS

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

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3—Inputs for the asset or liability that are not based on observable market data.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, member contribution receivable, notes receivable, due from related parties, investments, accounts payable and accrued liabilities, notes payable, derivative liability, liability for acquisition of noncontrolling interest and contingent consideration payable.

The following tables summarizes the Company’s financial instruments which are measured at fair value as of December 31, 2020:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$83,757,785	$—	$—	$83,757,785
Investments	923,581	—	39,871,225	40,794,806
Contingent Consideration Payable	—	—	(27,100,000)	(27,100,000)
Warrant Liability	—	—	(39,454,000)	(39,454,000)

	$84,681,366	$—	$(26,682,775)	$57,998,591

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

17.	FAIR VALUE MEASUREMENTS (Continued)

The following tables summarizes the Company’s financial instruments which are measured at fair value as of December 31, 2019:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$46,667,334	$—	$—	$46,667,334
Notes Receivable	—	—	815,937	815,937
Investments	—	—	14,068,821	14,068,821
Liability of Redemption of Noncontrolling Interest	—	—	(5,500,000)	(5,500,000)
Contingent Consideration Payable	—	—	(58,936,739)	(58,936,739)
Warrant Liability	—	—	(15,879,843)	(15,879,843)

	$46,667,334	$—	$(65,431,824)	$(18,764,490)

As of December 31, 2019, the Company held an equity investment in a privately held entity that was acquired by a publicly traded entity during 2020. As a result of the acquisition, the Company received shares of the acquiring entity in exchange for the shares in the privately held entity. Further, the transaction resulted in a transfer of the investment from Level 3 to Level 1. As of December 31, 2020, the value of the Level 1 investment was $923,581.

There were no transfers between fair value levels during the period ended December 31, 2019.

18.	VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the consolidated balance sheets as of December 31, 2020 and 2019. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”):

	December 31, 2020			December 31, 2019
	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs
Current assets	$32,307,718	$3,738,868	$2,362,572	$19,455,533	$1,381,716	$1,352,935
Non-current assets	3,367,360	3,657,392	2,281,839	22,384,663	3,083,659	2,534,297
Current liabilities	23,362,255	336,970	1,563,224	14,219,204	149,498	783,682
Non-current liabilities	768,573	461,926	783,356	1,169,989	137,736	855,440
Noncontrolling interests	—	3,173,683	267,289	350,206	2,089,071	(22,488)
Equity attributable to Green Thumb Industries Inc.	11,544,250	3,173,683	2,030,542	6,645,263	2,089,070	2,270,598

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

18.	VARIABLE INTEREST ENTITIES (Continued)

The following table presents the summarized financial information about the Company’s consolidated VIEs which are included in the statements of operations for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non- material VIEs	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs
Revenues	$19,724,513	$18,693,964	$10,011,729	$16,056,521	$5,857,946	$3,516,164	$13,783,876	$643,898	$4,555,543
Net income (loss) attributable to noncontrolling interests	411,162	3,034,612	639,179	—	699,624	(112,245)	1,407,266	60,601	(582,280)
Net income (loss) attributable to Green Thumb Industries Inc.	4,576,717	3,034,612	574,941	1,807,229	699,625	(79,402)	—	60,600	(102,037)

Net income (loss)	$4,987,879	$6,069,224	$1,214,120	$1,807,229	$1,399,249	$(191,647)	$1,407,266	$121,201	$(684,317)

As of December 31, 2020, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC and Meshow, LLC. As of December 31, 2019, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport, LLC, Meshow, LLC and Ohio Investors 2017, LLC. As of December 31, 2018, VIEs included in the Other Non-material VIEs are Meshow, LLC, KW Ventures Holdings, LLC and Ohio Investors 2017, LLC

The net change in the consolidated VIEs and Other Noncontrolling Interest are as follows for the years ended December 31, 2020 and 2019:

	Variable Interest Entities
	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs	Other Noncontrolling Interests	Total
Balance as at January 1, 2019	$1,486,062	$1,957,147	$89,757	$(35,507)	$3,497,459
Contributions	—	—	—	1,650,000	1,650,000
Distributions	(1,135,856)	(567,700)	—	(5,812,505)	(7,516,061)
Net income (loss)	—	699,624	(112,245)	(1,017,842)	(430,463)
Changes in ownership	—	—	—	5,311,978	5,311,978

Balance as at December 31, 2019	350,206	2,089,071	(22,488)	96,124	2,512,913
Contributions	—	—	50,000	—	50,000
Distributions	(439,098)	(1,950,000)	(399,402)	—	(2,788,500)
Net income (loss)	411,162	3,034,612	639,179	—	4,084,953
Changes in ownership	(322,270)	—	—	—	(322,270)

Balance as at December 31, 2020	$—	$3,173,683	$267,289	$96,124	$3,537,096

On December 31, 2020, the MSA for Chesapeake Alternatives, LLC was amended and restated to make GTI Maryland, LLC, the sole member of the entity. As a result, the remaining equity associated with the noncontrolling interest was closed to share capital of Green Thumb as of December 31, 2020.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

18.	VARIABLE INTEREST ENTITIES (Continued)

During 2019, the Company acquired the noncontrolling interests for Ohio Investors 2017, LLC; KW Ventures Holdings, LLC (Firefly); and GTI New Jersey, LLC. The activity for these entities is included within the Other Noncontrolling Interests column in the above table. See Note 13—Share Capital for additional discussion.

19.	SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to retail stores (consumer packaged goods) and retailing of cannabis to patients and consumers (retail). The below table presents revenues by type for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Revenues, Net of Discounts
Consumer Packaged Goods	$273,977,174	$109,930,160	$25,706,134
Retail	396,371,725	137,809,904	41,994,791
Intersegment Eliminations	(113,776,010)	(31,307,459)	(5,207,245)

Total Revenues, net of discounts	$556,572,889	$216,432,605	$62,493,680

Depreciation and Amortization
Consumer Packaged Goods	$28,207,195	$17,792,040	$2,666,603
Retail	24,298,380	13,690,300	2,461,117
Intersegment Eliminations	—	—	56,260

Total Depreciation and Amortization	$52,505,575	$31,482,340	$5,183,980

Income Taxes
Consumer Packaged Goods	$33,964,636	$3,727,292	$2,245,450
Retail	49,888,166	9,905,876	4,938,145
Intersegment Eliminations	—	(4,289,135)	—

Total Income Taxes	$83,852,802	$9,344,033	$7,183,595

Goodwill assigned to the Consumer Packaged Goods segment as of December 31, 2020 and December 31, 2019 was $252,016,532 and $255,211,232, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of December 31, 2020 and December 31, 2019 was $211,303,718 and $228,244,254, respectively.

Goodwill assigned to the Retail segment as of December 31, 2020 and December 31, 2019 was $130,680,935 and $119,873,759, respectively. Intangible assets, net assigned to the Retail segment as of December 31, 2020 and December 31, 2019 was $194,938,316 and $207,002,644, respectively.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

19.	SEGMENT REPORTING (Continued)

licenses each market holds. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected quarterly data for 2020 and 2019. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Net Sales	$102,602,602	$119,639,924	$157,103,841	$177,226,522	$556,572,889
Income from operations	7,552,657	14,050,703	37,211,186	47,292,283	106,106,829
Net Income (loss) attributable to Green Thumb Industries Inc.	(4,206,264)	(12,909,505)	9,643,929	22,464,807	14,992,967
Net Income (loss) per share—basic	(0.02)	(0.06)	0.04	0.11	0.07
Net Income (loss) per share—diluted	(0.02)	(0.06)	0.04	0.11	0.07
Weighted average number of common shares outstanding—basic	208,468,356	209,902,732	211,990,405	213,249,477	210,988,259
Weighted average number of common shares outstanding—diluted	208,468,356	209,902,732	214,212,292	217,178,771	212,531,188

2019
Net Sales	$27,913,163	$44,726,777	$67,990,907	$75,801,758	$216,432,605
(Loss) Income from operations	(13,629,660)	(9,326,730)	1,376,718	(6,111,030)	(27,690,702)
Net loss attributable to Green Thumb Industries Inc.	(9,563,056)	(20,892,049)	(14,590,793)	(14,070,509)	(59,116,407)
Net loss per share—basic	(0.06)	(0.11)	(0.07)	(0.07)	(0.31)
Net loss per share—diluted	(0.06)	(0.11)	(0.07)	(0.07)	(0.31)
Weighted average number of common shares outstanding—basic	167,171,886	182,261,947	204,709,085	207,666,666	190,602,400
Weighted average number of common shares outstanding—diluted	167,171,886	182,261,947	204,709,085	207,666,666	190,602,400

21.	SUBSEQUENT EVENTS

On February 8, 2021, the SEC declared effective, the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,073 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000,030. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803,054.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Green Thumb Industries Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Thumb Industries Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Macias Gini & O’Connell LLP

San Francisco, California

March 18, 2021

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

Chartered Professional Accountants

Licensed Public Accountants

December 16, 2019

Toronto, Ontario

We have served as the Company’s auditor since 2018.