Form 10-K/A
period 2020-12-31
Green Thumb Industries Inc.
filed 2021-03-19
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 1, 2021, there were 184,533,692 shares of the registrant’s Subordinate Voting Shares, 4,025,900 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 30,103,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Stock Exchange) on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $1,794,774,660

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on March 18, 2021 (the “Original Filing Date”), solely to correct an administrative error in the content of the cover page that resulted in the disclosure of an incorrect number of Multiple Voting Shares (on an as converted basis) as of March 1, 2021. The Original Form 10-K incorrectly stated that 40,259,000 Multiple Voting Shares were outstanding (on an as converted basis) as of March 1, 2021, while the correct number was 4,025,900. The amended cover page as included herein, reflects the correct number of Multiple Voting Shares outstanding (on an as converted basis) as of March 1, 2021.

Except as described above, no changes have been made to the Original Form 10-K, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

EXHIBIT INDEX

The following exhibits are filed with this Form 10-K/A.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of the United States Code

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of the United States Code

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2021

GREEN THUMB INDUSTRIES INC.

/s/ Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer