Form 10-K/A
period 2020-12-31
Green Thumb Industries Inc.
filed 2021-04-30
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of April 23, 2021, there were 185,423,900 shares of the registrant’s Subordinate Voting Shares, 3,965,400 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 30,103,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Stock Exchange) on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $1,794,774,660.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Green Thumb Industries Inc. (the “Company,” “Green Thumb,” “we” or “us”) for our fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2021 (the “March 18 10-K”), and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 19, 2021 (the “First Amendment” and the March 18 10-K as amended by the First Amendment is referred to herein as the “Original 10-K”). This Amendment is being filed solely for the purpose of including the information required by Part III of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2021 Annual General Meeting of Shareholders within 120 days after the end of the 2020 fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. However, as the Company will not file the definitive proxy statement within such 120-day period, the information required by Part III (Items 10-14) of Form 10-K is filed herewith and provided below.

As required by Rule 12b-15, in connection with this Amendment, the Company’s Chief Executive Officer and Chief Financial Officer are providing certifications pursuant to Rule 13a-14(a) as exhibits to this Form 10-K/A. Because no financial statements are contained with this Amendment, certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 are not included.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results, and we have not updated the disclosures contained in the Original 10-K to reflect any events that occurred subsequent to the date of the Original 10-K. The filing of this Amendment is not a representation that any statements contained in items of the Original 10-K other than Part III (Items 10-14) are true or complete as of any date subsequent to the Original Form 10-K.

Use of Names

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “Green Thumb” refer to Green Thumb Industries Inc. together with its wholly-owned subsidiaries.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

The Amended and Restated Articles of Green Thumb Industries Inc. (our “Articles”) provide that the number of directors should not be fewer than three directors. Each director shall hold office until the close of our next annual general meeting, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. As of the date of this Amendment, our Board of Directors (our “Board”) consists of seven directors, of whom four are considered to be independent persons. See Item 13 “Certain Relationships and Related Transactions and Director Independence – Director Independence” below for details on the independence of our directors.

The following table sets forth our directors and their respective positions.

Name	Age	Position
Wendy Berger	55	Director
Anthony Georgiadis	43	Director and Chief Financial Officer
William Gruver	76	Director, Chair of Audit Committee
Benjamin Kovler	42	Founder, Chairman of the Board and Chief Executive Officer
Westley Moore	42	Director
Swati Mylavarapu	37	Director
Glen Senk	65	Director, Chair of Compensation Committee

The following is biographical information and a summary of our directors’ key experience, qualifications, attributes and skills. We believe these qualifications bring a broad set of complementary experience to the Board’s discharge of its responsibilities.

Director Biographies and Qualifications

Wendy Berger, Director. Wendy Berger has served as a Director since February 2015. Since 2004, Wendy has served as a principal of WBS Equities, LLC, a real estate development company that specializes in ground-up construction, renovation, development, sale and leaseback transactions and acquisitions. From 2000 to 2004, Wendy held leadership positions in enterprise planning and program management at Orbitz, the Travel website founded in 2000. From 1995 to 1999, Wendy co-founded and was Chief Operating Officer of Neoglyphics Media Corporation, one of the country’s first website development companies. For over 25 years, Wendy has been involved in the real estate business as a lender, property manager, broker and consultant, as well as an investor. She began her career at American National Bank and Trust Company of Chicago (a subsidiary of First Chicago, now JP Morgan Chase) in Commercial Lending and spent several years as a principal with Berger Realty Group, an 80-year-old family-owned real estate business, where she focused on residential and industrial property management and development. Wendy brings decades of experience in strategic planning, execution and exits for rapid growth start-ups, in addition to a tenured career in real estate, development and transactions. Wendy earned her Master of Business Administration in Finance and Real Estate from Northwestern University’s Kellogg School of Management. She received a Bachelor of Science, cum laude, in Finance and Marketing from Syracuse University.

Key experience, qualifications, attributes and skills: Ms. Berger’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;

•	A deep understanding of real estate planning, development and transactions; and

•	Operating and management experience.

Anthony Georgiadis, Chief Financial Officer and Director. Anthony Georgiadis joined us in May 2015 as a managing partner and in January 2017 became Chief Financial Officer and Director. In 2005, Anthony co-founded and, until he joined our company, acted as Chief Operating Officer of Wendover Art Group, one of the largest domestic wall décor manufacturers in North America. Previously, he worked as an investment associate for CIVC Partners, a $1.5 billion private equity firm, and as a mergers and acquisitions analyst for Bowles Hollowell Conner & Co. Anthony became involved in the cannabis industry in 2014 after exploring CBD for treatment of his Swiss mountain dog who suffered from epilepsy. Anthony is an avid supporter of Students for Sensible Drug Policy, the Drug Policy Alliance, the Marijuana Policy Project and the Special Operations Warriors Foundation. Anthony graduated magna cum laude from Bucknell University with a degree in finance and a minor in mathematics.

Key experience, qualifications, attributes and skills: Mr. Georgiadis’ specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;

•	A deep understanding of the cannabis industry; and

•	Finance, financial reporting and analysis expertise.

William Gruver, Director, Chair of the Audit Committee. William Gruver has served as a Director since April 2019. William currently is a Senior Fellow at the Open Discourse Coalition and a Professor Emeritus at Bucknell University, having previously held the Howard I. Scott Chair in Global Commerce, Strategy and Leadership and serving as a professor since 1993. In addition, for the last 25 years, William has been a consultant retained by clients to provide strategic consulting and advisory services. From 1972 to 1992, William worked at Goldman, Sachs & Co., the international investment banking firm. In the wake of the 1987 stock market crash, in 1988, he was named a General Partner and Chief Administrative Officer of that firm’s largest division—the equities division—which, under his leadership, reorganized and redeployed its people and capital to become one of the firm’s most profitable areas. Prior to his tenure with Goldman, Sachs & Co., he served as a qualified officer of the deck in the nuclear submarine force of the United States Navy. William currently serves on the audit committee of Private Client Bank, a multi-billion-dollar Swiss institution. From October 2003 to June 2013, he was a director of TheStreet, Inc. (NASDAQ: TST), a leading financial news and information company, where he was also a member of the audit committee and served as chair of the compensation committee. He previously served as director and audit committee chair for Geisinger Health, a $7 billion integrated health care system, from 2005 to 2020, and as audit committee chair of Berea College, the first interracial and coeducational college in the South, from 1996 to 2008. He is also a national arbitrator of the Financial Industry Regulatory Authority. He has received the Lindback Award for distinguished teaching and the Eastern College Athletic Conference Award for his contributions to inter-collegiate athletics at Bucknell University. His thinking and writing have been widely published in outlets such as the Financial Times, the Los Angeles Times, the New York Times, the New Republic, Finanz und Wirtschaft and Public Radio International, as well as several academic journals. William received his Bachelor of Arts with distinction from Dartmouth College and his Master of Business Administration from Columbia University.

Key experience, qualifications, attributes and skills: Mr. Gruver’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;

•	Finance and financial reporting expertise; and

•	Operating and management experience.

Benjamin Kovler, Founder, Chief Executive Officer and Chairman. Benjamin Kovler founded Green Thumb Industries Inc. in 2014. He has been Chairman since 2014 and Chief Executive Officer from 2014 through year-end 2017 and since August 2018. Benjamin is frequently featured as a cannabis industry thought leader in media outlets such as Bloomberg, Barron’s, Business Insider, CNBC and Forbes. He has served on the boards of directors of Springbig, Inc., a cannabis marketing platform since January 2018, and The Cann + Botl Company, a privately held cannabis-infused beverage company, since December 2020. He is also co-founder and Chief Executive Officer since 2009 of Invest For Kids, an annual forum bringing together portfolio managers, family offices and analysts to share investment ideas to benefit children in Illinois. In its first 11 years, Invest For Kids generated more than $16 million to benefit 75 youth organizations that have helped 80,000 children. Benjamin is also on the board of the Providence St. Mel School and the Academy for Global Citizenship. Benjamin brings his extensive experience managing complex operating companies and deep commitment to philanthropy. He earned a Bachelor of Arts in philosophy, politics and economics from Pomona College and a Master of Business Administration in accounting and finance from The University of Chicago.

Key experience, qualifications, attributes and skills: Mr. Kovler’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;

•	A deep understanding of our company and the industry; and

•	Operating and management experience.

Westley Moore, Director. Westley Moore has served as a Director since July 2018. From March 2017 until his planned resignation in May 2021, Westley has been the Chief Executive Officer at Robin Hood, New York City’s largest poverty-fighting organization, where he previously served on its Veterans Advisory Board. He became a director of IAC/Interactive Corp (NASDAQ: IAC) in July 2020 and of Under Armour, Inc. (NYSE UA, UAA) in October 2020. In 2014, Wes founded BridgeEdU, an innovative platform addressing the college completion and job placement crisis, where he was Chief Executive until June 2017 and Chairman from June 2017 to June 2019, when it was acquired by Edquity, a Brooklyn-based student financial success and emergency aid firm. Prior to founding BridgeEdU, Westley worked as an investment banker with Citigroup in New York and Deutsche Bank in London. Wes also hosted Oprah Winfrey Network’s “Beyond Belief” (January 2012) and the Public Broadcasting Service’s “American Graduate Day” (since September 2014) and has served as the Executive Producer and host of the Public Broadcasting Service’s “Coming Back with Wes Moore” (since May 2014), focusing on the reintegration of Iraq and Afghanistan veterans. Westley is the New York Times and Wall Street Journal bestselling author of “The Other Wes Moore” and “The Work,” which capture the fine line between success and failure in our communities, as well as “Five Days: The Fiery Reckoning of an American City.” Wes graduated Phi Theta Kappa from Valley Forge Military College in 1998 and Phi Beta Kappa from Johns Hopkins University in 2001. While at Johns Hopkins, Westley founded STAND!, working with Baltimore youth involved in the criminal justice system. Wes brings a lifetime’s commitment to social impact and entrepreneurship. He earned a Magister Litterarum in International Relations from Oxford University as a Rhodes Scholar in 2004. He then served as a Captain and paratrooper with the U.S. Army’s 82nd Airborne, including a combat deployment to Afghanistan. Later, Westley served as a White House Fellow to Secretary of State Condoleezza Rice. Wes has also served on the boards of Iraq Afghanistan Veterans of America and Johns Hopkins University.

Key experience, qualifications, attributes and skills: Mr. Moore’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;

•	A deep understanding of social impact and entrepreneurship; and

•	Operating and management experience.

Swati Mylavarapu, Director. Swati Mylavarapu joined as a Director in April 2021. Swati brings a career-long focus on the intersection of social impact, entrepreneurship and technology. Since 2017, Swati has served as Founder and Managing Partner of Incite.org, a hybrid incubator and investment fund that combines venture capital, philanthropy, and civic advocacy to accelerate bold ideas and solve some of the world’s most pressing challenges. Swati has spent over a decade investing, advising and building mission-driven technology companies. From 2015 to 2017, Swati was an investment Partner at venture capital firm Kleiner Perkins Caufield & Byers, where she focused on early-stage consumer and enterprise software opportunities. From 2012 to 2015, Swati served at financial services and digital payments company Square (NYSE: SQ), where she helped build the company’s international efforts in the roles of International Lead and Product Marketing Manager. During the course of her tenure at Square, Swati helped Square grow its efforts in Canada, Japan and other markets, and transition to an EMV standard payment technology. She brings to our Board broad experience in technology product development, innovation, and consumer engagement, as well as her deep understanding of the mobile and Internet industries. In addition, as a venture investor, Ms. Mylavarapu brings entrepreneurial experience through advising emerging technology companies on strategy development and execution. Swati earned an MPhil in Economic History from the University of Oxford and graduated from Harvard with an AB, magna cum laude (highest honors). She is a Rhodes Scholar, a member of Phi Beta Kappa, and a Truman Scholar. Swati is currently serving on the boards of the Rhodes Trust, and Vote.org. She previously served on the boards of B Lab, and Paid Leave for the U.S.

Key experience, qualifications, attributes and skills: Ms. Mylavarapu’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;

•	An understanding of technology-enabled product development, innovation and consumer engagement;

•	Entrepreneurial experience in advising and building emerging technology companies; and

•	Operating and management experience.

Glen Senk, Director. Glen Senk has served as a Director since June 2018. Glen founded Front Row Partners in April 2014, where he currently serves as Chairman and Chief Executive Officer. From 2017, Glen has served as an Advisory Director to Berkshire Partners, a private equity firm. From 2012 to 2014, he served as Chief Executive Officer for America’s leading fine jewelry brand, David Yurman. Glen joined Urban Outfitters, Inc. (NASDAQ: URBN) in 1994 as President of Anthropologie, which was then a single-store prototype. During the course of growing Anthropologie into a billion-dollar brand, Glen was named Executive Vice President of URBN in 2002, elected to the company’s board of directors in 2004 and named Chief Executive Officer of URBN in 2007, a position he held until 2012. In 1992, Glen joined Williams-Sonoma as Senior Vice President and General Merchandise Manager, where he supervised Williams-Sonoma, Pottery Barn, Hold Everything, Chambers and Gardener’s Eden and, most notably, set the strategy and groundwork for Pottery Barn’s rapid expansion and sales growth. In 1989, Glen became Chief Executive of the London-based Habitat International Merchandise and Marketing Group. Glen is a creative leader who has worked with several of the world’s most iconic brands, beginning with Bloomingdale’s in 1981, where he rose to Senior Vice President and Managing Director of Bloomingdale’s by Mail. Glen currently serves on the board of directors of Aritzia Inc. (TSE: ATZ) and Boden. Glen has previously served on the boards of Urban Outfitters, Inc. (NASDAQ: URBN), Bare Escentuals, Inc. (NASDAQ: BARE), Melissa & Doug, Tory Burch, David Yurman, Kendra Scott, Opening Ceremony and Cooking.com. Glen holds a Bachelor of Arts, magna cum laude, in psychology, computer science and mathematics from New York University and a Master of Business Administration in marketing and finance from the University of Chicago Booth School of Business. He is a member of Phi Beta Kappa and Psi Chi.

Key experience, qualifications, attributes and skills: Mr. Senk’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;

•	A deep understanding of our company and the retail industry; and

•	Operating and management experience.

EXECUTIVE OFFICERS

Our Articles provide that the directors may, from time to time, appoint such officers as the directors determine. The directors may, at any time, terminate any such appointment. All members of management devote full time to our business and have entered into a non-competition or non-disclosure agreements with us. The following table sets forth our executive officers and their respective positions, followed by their biographies.

Name	Age	Position
Beth Burk	57	General Counsel and Secretary
Jennifer Dooley	34	Chief Strategy Officer
Anthony Georgiadis	43	Director and Chief Financial Officer
Benjamin Kovler	42	Founder, Chairman of the Board and Chief Executive Officer

Executive Officer Biographies

The biographies of Benjamin Kovler and Anthony Georgiadis can be found under “— Directors” above. The following is biographical information for our other executive officers:

Beth Burk, General Counsel and Secretary. Beth Burk joined as Interim Chief Legal and Compliance Officer in November 2019 and became General Counsel in January 2020. She was appointed as Secretary of the Company on March 20, 2020. She was previously at Aon plc, a leading global professional services firm providing a broad range of risk, retirement and health solutions, where she served as Global Chief Compliance Officer from July 2015 to June 2019 and Chief Counsel, Global Employment from October 2010 to July 2015. During her 14-year tenure with Aon plc, she served the company in its Chicago and London offices in a variety of key leadership roles. Prior to joining Aon plc, Beth was a partner in the Chicago office of the global law firm Winston & Strawn LLP, where she advised businesses in a variety of industries from early stage to maturity. Beth brings over 30 years of broad legal experience and earned her Juris Doctor from Chicago-Kent College of Law and a Bachelor of General Studies degree, with a concentration in Economics, from the University of Michigan.

Jennifer Dooley, Chief Strategy Officer. Jennifer Dooley has been our Chief Strategy Officer since April 2018. In addition to her responsibilities in strategy, on an interim basis she has led marketing since October 2019 and led information technology from October to December 2019. Jennifer joined us in March 2016 and was Vice President of Marketing and Brand Development until April 2017 and Chief Marketing Officer from April 2017 to April 2018. Prior to joining Green Thumb, from June 2008 to March 2016, Jennifer held various marketing leadership roles at Storck USA, a top 10 global confectioner, known for brands Werther’s Original, Toffifay, Mamba, merci and RIESEN. Jennifer has a Master of Business Administration from Northwestern University Kellogg School of Management with emphases in Marketing, Entrepreneurship and Innovation. Jennifer joined the board of Petalfast Inc., a privately-held cannabis marketing company, in April 2021. Jennifer graduated summa cum laude from the College of Charleston with a Bachelor of Science in Business Administration and English. Jennifer brings a decade of experience building consumer brands. In 2019, Jennifer was named to Marijuana Venture’s “40 Under 40” list.

Familial Relationships

As of January 1, 2021, there are no familial relationships among any of our officers or directors.

CORPORATE GOVERNANCE

Board of Directors

Our business and affairs are managed, and all corporate powers are exercised, under the direction of our Board. Our Board establishes fundamental corporate policies and oversees our performance and the performance of our Chief Executive Officer and the other officers to whom our Board has delegated authority to manage day-to-day business operations.

The Board has adopted a Code of Business Conduct for directors, officers and employees (the “Code of Conduct”). The Code of Conduct has been filed on and is accessible through Canada’s System for Electronic Document Analysis and Retrieval (“SEDAR”) and is also available on our website at https://investors.gtigrows.com. The Company will, upon request at investorrelations@gtigrows.com, provide a copy of the Code of Conduct free of charge to any shareholder. Further, the Board has adopted a Disclosure and Insider Trading Policy and Related Party Transactions Policy. The information on our website is not deemed to be incorporated in this Amendment or to be part of this Amendment.

The Board expects its directors, officers and employees to act ethically at all times and to acknowledge their adherence to the policies comprising the Code of Conduct. Any material issues regarding compliance with the Code of Conduct are required to be brought forward by management at either the Board or appropriate Board committee meetings, or are referred to the executive officers of the Company, as may be appropriate in the circumstances. The Board and/or appropriate committee or executive officers determine what remedial steps, if any, are required. Any waivers from the Code of Conduct that are granted for the benefit of a director or executive officer may be granted only by the Board (or a committee thereof, as designated by the Board). No material waiver has ever been granted under the Code of Conduct.

Each of our directors must disclose all actual or potential conflicts of interest and refrain from voting on matters in which such director has a conflict of interest. In addition, the director must excuse himself or herself from any discussion or decision on any matter in which the director is precluded from voting as a result of a conflict of interest.

Our Articles provide that the quorum necessary for the transaction of the business of the Board may be set by the directors and, if not so set, is deemed to be set at two (2) directors or, if the number of directors is set at one (1), is deemed to be set at one (1) director, and that director may constitute a meeting.

The Canadian Securities Administrators has issued corporate governance guidelines pursuant to Canadian National Policy 58-201 – Corporate Governance Guidelines (the “Corporate Governance Guidelines”), together with certain related disclosure requirements pursuant to Canadian National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”). The Corporate Governance Guidelines are recommended as “best practices” for issuers to follow. We recognize that good corporate governance plays an important role in our overall success and in enhancing shareholder value and, accordingly, we have adopted certain corporate governance policies and practices which reflect our consideration of the recommended Corporate Governance Guidelines.

Role of the Board of Directors

Our Board is responsible for the stewardship of the Company and managing and supervising management of our business and affairs, including providing guidance and strategic oversight to management. Our Board has the authority to exercise all such powers of the Company as are not, by the BCBCA or by our Articles, required to be exercised by the shareholders of the Company.

Nomination of Directors

There have been no material changes to the process by which our shareholders may recommend candidates to be considered for nomination to our Board.

Board Leadership

Our Board has a Chair, currently our Chief Executive Officer, Mr. Kovler, who has authority, among other things, to call and preside over Board meetings. Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make changes in the future as it deems appropriate.

Risk Oversight

Our Board is responsible for the general oversight of risks that affect us and for providing oversight of our enterprise risk management. Our Board receives regular reports on our operations from our Chief Executive Officer, as well as other members of management. Our Board reviews these reports and makes inquiries in their business judgment.

Our Board also fulfills its oversight role through the operations of its various committees, including our Audit Committee, Executive Committee and Compensation Committee. Our Board receives periodic reports on each committee’s activities. Our Audit Committee has responsibility for risk oversight in connection with its review of our financial reports filed with the SEC and on SEDAR. Our Audit Committee receives reports from our Chief Financial Officer and our independent auditors in connection with the review of our quarterly and annual financial statements regarding significant financial transactions, accounting and reporting matters, critical accounting estimates and management’s exercise of judgment in accounting matters. When reporting on such matters, our independent auditors also provide their assessment of management’s report and conclusions.

Board and Committee Meetings; Executive Sessions

At regularly scheduled Board and committee meetings, directors review and discuss management reports regarding our performance, prospects and plans, as well as significant opportunities and immediate issues facing us. At least once a year, our Board also reviews management’s long-term strategic and financial plans. The Chair, in consultation with the chair of any applicable committee and other directors, as appropriate, establishes the agenda for meetings of the Board. Committee agendas and schedules are set by or in consultation with the committee chair. During the year ended December 31, 2020, our Board held six meetings, and all directors attended at least 75% of all applicable Board and committee meetings during their respective tenures.

Board members are permitted to attend our annual general meeting. All members of our Board except Mr. Moore (and Ms. Mylavarapu, who had not yet joined the Board) attended our 2020 annual general meeting, held on June 23, 2020.

Board Committees

Our Board currently has an Executive Committee, Audit Committee and Compensation Committee. A brief description of each committee is set out below. The Audit Committee held 10 meetings, and Compensation Committee held 5 meetings during the year ended December 31, 2020. The Executive Committee was formed on August 6, 2020, and has held only informal meetings.

Executive Committee

The Board formed the Executive Committee on August 6, 2020 to assist the Board with overseeing and/or administering any matters as the Board may delegate to it from time to time. Wendy Berger, William Gruver and Glen Senk serve on the Executive Committee.

Audit Committee

The Audit Committee assists the Board in fulfilling its responsibilities for oversight of financial, audit and accounting matters, as well as providing oversight on matters related to legal and regulatory compliance and risk management. The Audit Committee reviews the financial reports and other financial information that we provide to regulatory authorities and our shareholders, as well as reviews our system of internal controls regarding finance and accounting, including auditing, accounting and financial reporting processes.

Our Audit Committee consists of Mr. Gruver, Mr. Moore and Mr. Senk. Mr. Gruver serves as the chair of our Audit Committee and has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The members of our audit committee are “financially literate” and “independent” within the meaning of NYSE rules. The following chart sets forth the composition of our Audit Committee:

Name of Member	Independent(1)	Financially Literate(2)
Glen Senk	Yes	Yes
Westley Moore	Yes	Yes
William Gruver (Chair)	Yes	Yes

Notes:

(1)

A member of the Audit Committee is independent if he or she has no direct or indirect ‘material relationship’ with the Company. A material relationship is a relationship which could, in the view of the Company’s Board, reasonably interfere with the exercise of a member’s independent judgment. An executive officer of the Company, such as the President or Secretary, is deemed to have a material relationship with the Company.

(2)

A member of the Audit Committee is financially literate if he or she has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Company’s financial statements.

The education and experience of each member of the Audit Committee that is relevant to the performance of his or her responsibilities as a member of the Audit Committee is described above in Item 10 under the heading “Director Biographies and Qualifications.”

The Audit Committee’s principal duties and responsibilities include assisting the Board in discharging the oversight of: (i) the Company’s internal audit function; (ii) the integrity of our consolidated financial statements and accounting and financial processes and the audits of our consolidated financial statements; (iii) compliance with legal and regulatory requirements; (iv) external auditors’ qualifications and independence; (v) the work and performance of financial management and external auditors; and (vi) system of disclosure controls and procedures and system of internal controls regarding finance, accounting, legal, compliance and risk management established by management and the Board.

Our Board has adopted a written charter for the Audit Committee, which sets out the Audit Committee’s responsibilities, consistent with the rules of the SEC and Canadian National Instrument 52-110, a current copy of which is available on our website at investors.gtigrows.com. The Audit Committee has access to all books, records, facilities and personnel and may request any information about us as it may deem appropriate. It has the authority to retain and compensate special legal, accounting, financial and other consultants or advisors to advise the Audit Committee.

Both our independent auditors and internal financial personnel regularly meet privately with the Audit Committee and have unrestricted access to this committee. At no time since the commencement of the Company’s most recently completed fiscal year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board. Our Audit Committee held 10 meetings during the year ended December 31, 2020.

Compensation Committee

The Compensation Committee consists of Mr. Senk, Mr. Moore, Ms. Berger and, beginning on April 7, 2021, Ms. Mylavarapu. Mr. Senk serves as the Chair of our Compensation Committee. Our Compensation Committee assists the Board in fulfilling its responsibilities for compensation philosophy and guidelines. The Compensation Committee also has responsibility for fixing compensation levels for the Company’s executive officers. In addition, the Compensation Committee is charged with reviewing the Green Thumb Industries Inc. 2018 Stock and Incentive Plan (as amended to date, the “Stock and Incentive Plan”) and proposing changes thereto, approving any awards of options under the Stock and Incentive Plan and recommending any other employee benefit plans, incentive awards and perquisites with respect to the Company’s executive officers. The Compensation Committee is also responsible for reviewing, approving and reporting to the Company’s Board annually (or more frequently as required) on the Company’s succession plans for its executive officers.

Additional discussion of the role and responsibilities of the compensation committee is set forth below under Item 11, “Executive Compensation.”

Our Board has adopted a written charter setting forth the purpose, composition, authority and responsibility of our Compensation Committee consistent with the rules of the SEC and the guidance of the Canadian Securities Administrators, a current copy of which is available on our website at investors.gtigrows.com.

Our Board has determined that Mr. Senk, Mr. Moore and Ms. Mylavarapu are independent as defined by NYSE rules. Our Compensation Committee held 5 meetings during the year ended December 31, 2020.

Communications with the Board of Directors

Shareholders and other interested parties may contact any member (or all members) of our Board (including, without limitation, the non-management directors as a group), any committee of our Board or the chair of any such committee. Written correspondence may be sent addressed to our Board, any committee or any individual director, c/o Corporate Secretary, Green Thumb Industries Inc., 325 West Huron Street, Suite 700, Chicago, Illinois 60654.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in this proxy statement those persons who did not file these reports when due.

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2020 by Section 16(a) under the Exchange Act, except Julie Knudson, a former executive officer, who filed one late report on Form 4 in 2020 due to an administrative error.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Overview of Executive Compensation

The Board is authorized to review and approve annually all compensation decisions relating to our executive officers. In accordance with reduced disclosure rules applicable to emerging growth companies as set forth in Item 402 of Regulation S-K, this section explains how our compensation program is structured for our Chief Executive Officer and the other executive officers named in the Summary Compensation Table, which we refer to as the named executive officers.

Compensation Governance

The Board has not adopted any formal policies or procedures to determine the compensation of our directors or executive officers. The compensation of the directors is determined by the Board, based on the recommendations of the Compensation Committee. Recommendations of the Compensation Committee are made giving consideration to the objectives discussed below and, if applicable, considering applicable industry data. The Compensation Committee is delegated the authority to determine and approve the compensation of the Company’s named executive officers.

The Compensation Committee currently consists of four directors; Glen Senk (Chair), Westley Moore, Wendy Berger and Swati Mylavarapu. Glen Senk, Westley Moore and Swati Mylavarapu are independent director members of the Compensation Committee. For details regarding the experience of the members of the Compensation Committee, see Item 10, “Director Biographies and Qualifications” above.

The role and responsibility of the Compensation Committee is to assist the Board in fulfilling its responsibilities for establishing compensation philosophy and guidelines. Additionally, the Compensation Committee has responsibility for recommending to the Board compensation levels for directors, fixing compensation levels, perquisites and supplemental benefits for the executive officers and for entering into employment, severance protection, change in control and related agreements and plans for the Chief Executive Officer and other executive officers, provided that any agreements with the Chief Executive Officer are subject to Board approval. In addition, the Compensation Committee is charged with reviewing the Stock and Incentive Plan and proposing changes thereto and recommending any other employee benefit plans, incentive awards and perquisites with respect to the directors and executive officers. The independent directors on the Compensation Committee are responsible for approving any equity or incentive awards under the Stock and Incentive Plan. The Compensation Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on our succession plans for our executive officers, and for overseeing our Board annual self-evaluation process.

The Compensation Committee endeavors to ensure that the philosophy and operation of our compensation program reinforces our culture and values, creates a balance between risk and reward, attracts, motivates and retains executive officers over the long-term and aligns their interests with those of our shareholders. In addition, the Compensation Committee is to review our annual disclosure regarding executive compensation for inclusion where appropriate in our disclosure documents.

Elements of Compensation

Base Salary. Base salary is the fixed portion of each executive officer’s total compensation. It is designed to provide income certainty. In determining the base level of compensation for the executive officers, weight is placed on the following factors: the particular responsibilities related to the position, salaries or fees paid by companies of similar size in the industry, level of experience of the executive and overall performance and the time which the executive officer is required to devote to fulfill his or her responsibilities.

Short-Term Incentive Awards. A cash incentive payment or bonus is a short-term incentive that is intended to reward each executive officer for his or her individual contribution and performance of personal objectives as well as overall corporate performance. Cash bonuses are designed to motivate executive officers to achieve personal business objectives and to be accountable for our performance, as well as to attract and retain executives. The Compensation Committee may also determine that it is appropriate to pay all or a portion of such officers’ cash bonus in equity.

Long-Term Equity Incentive Awards. Long-term incentives granted under the Stock and Incentive Plan are intended to align the interests of our directors and executive officers with those of the shareholders and to provide a long-term incentive that rewards these parties for their contribution to the creation of shareholder value. In establishing the number of nonqualified stock options, incentive stock options (which we refer to collectively as Options) and restricted stock units (which we refer to as RSUs) to be granted, reference is made to the recommendations made by the Compensation Committee as well as, from time to time, the number of similar awards granted to officers and directors of other publicly-traded companies of similar size in the same business as us. The Compensation Committee also considers previous grants of Options or RSUs to such executive officer and the overall number of Options or RSUs that are outstanding relative to the number of outstanding securities in determining whether to make any new grants of Options or RSUs and the size and terms of any such grants. With respect to executive officers, the Compensation Committee and the Board also consider the level of effort, time, responsibility, ability, experience and level of commitment of the executive officer in determining the level of long-term equity incentive awards. With respect to directors, the Compensation Committee and the Board also consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the Board members in determining the level of long-term equity incentive awards. For a more detailed description of the Stock and Incentive Plan, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”—Equity Compensation Plans.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid to or earned by our named executive officers in the last two (2) fiscal years except for Ms. Burk, who became a named executive officer for 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Benjamin Kovler,	2020	$307,500	$972,881	$—	$339,127	$—	$—	$39,930	$1,659,438
Chief Executive Officer and Chairman	2019	$295,000	$400,000	$1,404,000	$1,764,000	$—	$—	$52,943	$3,585,943
Anthony Georgiadis,	2020	$322,500	$634,496	$—	$339,127	$—	$—	$39,873	$1,335,996
Chief Financial Officer and Director	2019	$297,500	$400,000	$1,053,000	$1,764,000	$—	$—	$52,878	$3,237,378
Beth Burk	2020	$320,000	$150,386	$454,100	$533,084	$—	$—	$140	$1,457,710
General Counsel and Secretary

Notes:

(1)

Each of our named executive officers was eligible to earn a short-term cash incentive award for 2020 based upon company and individual performance for the year. Bonus amounts reflect short-term incentive awards based upon performance in the applicable year and paid in the subsequent year, as described above. The amounts include in the above table represent the total amounts earned, but a portion was paid in cash and a portion in immediately vested shares, as highlighted below.

Name	2020 Target Bonus	2020 Earned Bonus	Paid in Cash	Delivered in Vested RSUs
Benjamin Kovler	$690,000	$972,900	$690,000	$282,881
Anthony Georgiadis	$540,000	$634,500	$540,000	$94,496
Beth Burk	$128,000	$150,400	$128,000	$22,286

The total earned bonus does not exactly match the amount paid in cash and delivered in vested RSUs, due to minor rounding and the fact that we do not issue partial shares.

(2)

The amounts reported in the Stock Awards and the Option Awards columns reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in Note 13 to our audited consolidated financial statements for the fiscal year ended December 31, 2020, which are included in the Original 10-K.

On March 27, 2020, Mr. Kovler and Mr. Georgiadis were each awarded 81,521 options and Ms. Burk was awarded 54,347 options, in each case with an exercise price of C$9.22. One-third of each such award vests on each of the first three anniversaries of the grant date. In addition, on January 31, 2020, Ms. Burk received an award of 40,000 RSUs and an award of 50,000 options with an exercise price of C$12.65 in connection with her appointment as General Counsel, after previously joining Green Thumb as Interim Chief Legal and Compliance Officer in November 2019. One-third of each of those awards vests on each of the first three anniversaries of the grant date. On May 6, 2020, Ms. Burk received an award of 10,000 fully-vested RSUs as part of her compensation for her role as Interim Chief Legal and Compliance Officer.

(3)

The amounts included for 2020 include $37,500 in director fees for each of Benjamin Kovler and Anthony Georgiadis, and for each named executive officer, the applicable costs of the Company’s executive lunch program, which was terminated in March 2020.

OUTSTANDING EQUITY AWARDS TABLE

The following table sets forth outstanding equity awards for our named executive officers at fiscal 2020 year end.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Ben Kovler	8/30/2018(2)	33,333	16,667	—	C$	14.64	8/30/2028	—	—	—	—
	4/12/2019(3)	—	—	—		—	—	—	—	66,667	$1,632,675
	7/26/2019(2)	100,000	200,000	—	C$	12.07	7/26/2024	—	—	—	—
	3/27/2020(2)	0	81,521	—	C$	9.22	3/27/2025	—	—	—	—
Anthony Georgiadis	8/30/2018(2)	33,333	16,667	—	C$	14.64	8/30/2028	—	—	—	—
	4/12/2019(3)	—	—	—		—	—	—	—	50,000	$1,224,500
	7/26/2019(2)	100,000	200,000	—	C$	12.07	7/26/2024	—	—	—	—
	3/27/2020(2)	0	81,521	—	C$	9.22	3/27/2025	—	—	—	—
Beth Burk	1/31/2020(2)	0	50,000	—	C$	12.65	1/31/2025	—	—	—	—
	1/31/2020(3)	—	—	—		—	—	—	—	40,000	$979,600
	3/27/2020(2)	0	54,347	—	C$	9.22	3/27/2025	—	—	—	—

Notes:

(1)

Based on the closing price of C$31.18 of a subordinate voting share on the Canadian Securities Exchange on December 31, 2020, or US$24.49 (based on the exchange rate for such date as reported by the Bank of Canada).

(2)	Option award that vests in one-third increments on each of the first three anniversaries of the grant date.
(3)	RSU award that vests in one-third increments on each of the first three anniversaries of the grant date.

Retirement Benefit Plans

Effective August 1, 2019, each named executive officer is eligible to participate in the Vision Management Services, LLC 401(k) Plan, a tax-qualified, defined contribution retirement plan. The Vision Management Services, LLC 401(k) Plan is generally available to eligible employees of our operating subsidiary, Vision Management Services, LLC, and other subsidiaries that have elected to participate in the Vision Management Services, LLC 401(k) Plan. Participants in the Vision Management Services, LLC 401(k) Plan are eligible to make before-tax contributions and Roth contributions and, if Vision Management Services, LLC elects, to receive discretionary matching and/or profit-sharing contributions.

Termination and Change of Control Benefits

Except as described below, we do not have any contract, agreement, plan or arrangement that provides for payments to a named executive officer at, following or in connection with a termination (whether voluntary, involuntary or constructive), resignation, retirement, a change of control or a change in a named executive officer’s responsibilities. The services of each of Benjamin Kovler, Anthony Georgiadis and Beth Burk are provided on an at-will basis.

The restricted stock unit and stock option awards granted pursuant to the Stock and Incentive Plan, as amended, provide for full vesting in the event the awardee is terminated without cause (as defined in the applicable award agreements) within 12 months following a change of control (as defined in the applicable award agreements). Options that are vested due to such a termination are exercisable for the duration of the option’s original term. Further, we, acting through our Board or our Compensation Committee, have broad discretion in how to treat awards under the Stock and Incentive Plan in the event of a change of control. Such discretion includes the ability to fully vest and cash-out awards, arrange for awards to be assumed by a buyer, provide for economically equivalent replacement awards or eliminate future vesting or exercisability as of, or following, a change of control.

DIRECTOR COMPENSATION

Prior to our annual meeting of shareholders on June 23, 2020, all of our directors, including our employee directors, received quarterly retainers of $12,500 in cash. Equity compensation awards were made to our directors when they joined the Board and from time-to-time as the Board determined appropriate. Following the Compensation Committee’s recommendation, on August 6, 2020, the Board eliminated director compensation fees for employee directors and approved the following compensation program for non-employee directors, with all elements to be paid in quarterly installments:

•	$50,000 annual cash retainer;

•	$40,000 additional annual cash retainer for the chair of the Audit Committee;

•	$25,000 additional annual cash retainer for the chair of the Compensation Committee;

•	$250,000 annual award of fully-vested RSUs; and

•	$100,000 additional annual award of fully-vested RSUs for each member of the Executive Committee.

In addition, effective September 1, 2020, the Board granted Mr. Gruver a one-time award of fully-vested RSUs with a grant date fair value of $160,000 for his service to date.

The following table sets forth all compensation paid to or earned by each of our non-employee directors during fiscal year 2020 other than the two named executive officers who also serve as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wendy Berger(1)	$50,000	$174,982	$—	$—	$—	$—	$224,982
William Gruver(2)	$70,000	$334,979	$—	$—	$—	$—	$404,979
Glen Senk(3)	$62,500	$174,982	$—	$—	$—	$—	$237,482
Westley Moore	$50,000	$124,976	$—	$—	$—	$—	$174,976
Alejandro Yemenidjian(4)	$50,000	$124,976	$—	$—	$—	$—	$174,976

(1)	Ms. Berger’s 2020 compensation includes amounts for her service as a member of the Executive Committee.
(2)	Mr. Gruver’s 2020 compensation includes amounts for his service as chair of the Audit Committee and as a member of the Executive Committee, and the one-time award described above.
(3)	Mr. Senk’s 2020 compensation includes amounts for his service as chair of the Compensation Committee and as a member of the Executive Committee.
(4)

Mr. Yemenidjian also served as the Managing Director, Integral Associates from June 29, 2019 to April 6, 2020, for which he received salary of $74,769 during fiscal 2020. Mr. Yemenidjian resigned from the Board effective December 31, 2020.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2020, Glen Senk (Chair), Wendy Berger and Westley Moore served as members of the Compensation Committee. Wendy Berger has relationships requiring disclosure with respect to related party transactions, as described in Item 13 “Certain Relationships and Related Transactions, Director Independence” – Related Party Transactions, below.

None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as our director or on the Compensation Committee, during fiscal 2020. None of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee, during fiscal 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares as of April 23, 2021 for (i) each member of the Board of Directors, (ii) each named executive officer (as defined below), (iii) each person known to the Company and expected to be the beneficial owner of more than 5% of the Company’s securities and (iv) the members of the Board and the named executive officers of the Company as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership of within 60 days. Except as indicated, all shares of the Company’s securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The address for each director and executive officer is c/o Green Thumb Industries Inc., 325 West Huron Street, Suite 700, Chicago, Illinois 60654.

	Subordinate Voting Shares(1)			Multiple Voting Shares		Super Voting Shares		Total(2)		Voting(3)
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Subordinate Voting Shares		Number Beneficially Owned	% of Total Multiple Voting Shares	Number Beneficially Owned	% of Total Super Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock	% of Voting Capital Stock
Wendy Berger(4),	2,044,725	1.10%		—	—	—	—	2,044,725	*	*
Director
Anthony Georgiadis(5),	254,637		*	—	—	45,604	15.15%	4,815,037	2.19%	9.35%
Director and Chief Financial Officer
William Gruver(5),	67,844		*	—	—	1,589	*	231,853	*	*
Director
Benjamin Kovler(6),	2,762,747	1.49%		—	—	183,254	60.88%	21,088,147	9.61%	37.93%
Chairman and Chief Executive Officer
Westley Moore,
Director	160,005		*	—	—	—	—	160,005	*	*
Swati Mylavarapu,
Director	—	—		—	—	—	—	—	—	—
Glen Senk,
Director	302,112		*	—	—	—	—	302,112	*	*
Beth Burk,
General Counsel and Corporate Secretary	50,423		*	—	—	—	—	50,423	*	*
All Board directors and named executive officers as a group	5,624,533	3.04%		—	—	230,447	76.55%	26,687,233	13.07%	48.14%

Peter Kadens(7)	1,177,395		*	—	—	44,341	14.73%	5,611,495	2.56%	9.28%
Andrew Grossman(8)	281,956		*	—	—	27,832	9.25%	3,162,469	1.44%	5.75%
BF CA Holdings 2016 LLC(9)	—	—		2,246	5.66%	—	—	224,600	*	*
BF REMS Holdings 2016 LLC(9)	—	—		9,704	24.47%	—	—	970,400	*	*
Donald Russell Capital LLC(10)	—	—		11,911	30.04%	—	—	1,191,100	*	*
Medical Herbal Solutions LLC(11)	—	—		5,700	14.37%	—	—	570,000	*	*
ZLD Capital LLC(12)	—	—		2,264	5.71%	—	—	226,400	*	*

*	Less than 1%

Notes:

(1)

Includes Subordinate Voting Shares subject to Options that are or become exercisable within 60 days of April 23, 2021, and shares underlying restricted stock units that are scheduled to vest within 60 days of April 23, 2021, and shares underlying warrants exercisable within 60 days of April 23, 2021 as follows:

	Stock Options	RSUs	Warrants
Wendy Berger	—	—	—
Anthony Georgiadis	160,506	—	7,590
William Gruver	—	—	5,925
Benjamin Kovler	160,506	—	6,256
Westley Moore	—	—	—
Swati Mylavarapu	—	—	—
Glen Senk	—	—	—
Beth Burk	34,781	—	—
Andrew Grossman	169,456	—	6,245

The warrants to purchase Subordinate Voting Shares reported for Mr. Kovler are held by KP Capital, LLC. 5,925 of the warrants to purchase Subordinate Voting Shares reported for Mr. Georgiadis and Mr. Gruver are held by ABG LLC, and 1,665 of the warrants to purchase Subordinate Voting Shares reported for Mr. Georgiadis are held by Three One Four Holdings LLC.

(2)	Total share values are on an as-converted basis.
(3)	The voting percentages differ from the beneficial ownership percentages in the total capital stock because the Company’s classes of securities have different voting rights.
(4)	Includes 422,573 Subordinate Voting Shares held by NEP 13, LLC and 1,172,543 Subordinate Voting Shares held through a revocable trust.
(5)	Includes 16,715 Subordinate Voting Shares and 1,589 Super Voting Shares held by ABG LLC that are beneficially owned both by Mr. Georgiadis and Mr. Gruver.
(6)	Includes the following: 2,509,881 Subordinate Voting Shares held by RCP23 LLC, and 188 Subordinate Voting Shares and 80,642 Super Voting Shares held by Outsiders Capital LLC.
(7)	Based on reporting from the Company’s transfer agent. Address: 1001 Green Bay Road, Unit 248, Winnetka, Illinois 60093.
(8)	Mr. Grossman is the Company’s Head of Capital Markets. Address: c/o Green Thumb Industries Inc., 325 West Huron Street, Suite 700, Chicago, Illinois 60654.
(9)	Based on reporting from the Company’s transfer agent. Address: 2010 – 300 E. Lombard Street, Baltimore, Maryland 22012.
(10)	Based on reporting from the Company’s transfer agent. Address: 3313 NE 40th Street, Fort Lauderdale, Florida 33308.
(11)	Based on reporting from the Company’s transfer agent. Address: PH 60 – 60 Hendricks Isle, Fort Lauderdale, Florida 33301.

(12)	Based on reporting from the Company’s transfer agent. Address: 2311 North Andrews Avenue, Fort Lauderdale, Florida 33311.

EQUITY COMPENSATION PLANS

The shareholders and the Board approved the Stock and Incentive Plan on June 11, 2018, and the Board further amended the Stock and Incentive Plan effective August 30, 2019. The granting of awards under the Stock and Incentive Plan is intended to promote our interests and the interests of our shareholders by aiding us in attracting and retaining persons capable of assuring our future success, to offer such persons incentives to put forth maximum efforts for the success of our business and to compensate such persons through various stock and cash-based arrangements and provide them with opportunities for stock ownership, thereby aligning the interests of such persons with our shareholders. Eligible participants under the Stock and Incentive Plan include non-employee directors, officers (including the named executive officers), employees, and our consultants and advisors. The Stock and Incentive Plan will be administered by the Board or a committee thereof appointed by the Board (which we refer to as the Stock and Incentive Plan Committee).

Pursuant to the Stock and Incentive Plan, we may issue equity-based compensation (denominated in Subordinate Voting Shares) in the form of Options, stock appreciation rights, restricted stock awards, RSUs, performance shares, performance units and dividend equivalent awards to eligible participants. The Stock and Incentive Plan Committee or its permitted delegates has the power and discretionary authority to determine the amount, terms and conditions of the Stock and Incentive Plan awards, including, without limitation, (i) the exercise price of any Options or stock appreciation rights, (ii) the method of payment for shares purchased pursuant to any award, (iii) the method for satisfying any tax withholding obligation arising in connection with any award, including by net exercise or the withholding or delivery of shares, (iv) the timing, terms and conditions of the exercisability, vesting or payout of any award or any shares acquired pursuant thereto, (v) the performance criteria, if any, applicable to any award and the extent to which such performance criteria have been attained, (vi) the time of the expiration of any award, (vii) the effect of the participant’s termination of service on any of the foregoing, and (viii) all other terms, conditions and restrictions applicable to any award or shares acquired pursuant thereto as the Board shall consider to be appropriate and not inconsistent with the terms of the Stock and Incentive Plan. A non-employee director may not be granted Stock and Incentive Plan awards that exceed in the aggregate $1,500,000 in any calendar year. The foregoing limit does not apply to any award made pursuant to any election by the director to receive an award in lieu of all or a portion of annual and committee retainers and meeting fees.

The following table sets forth securities authorized for issuance under the Stock and Incentive Plan as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	5,658,773	C$	11.88	12,728,505

Equity compensation plans not approved by security holders	—	C$	—	—

Total	5,658,773	C$	11.88	12,728,505

Note:

(1)

The maximum number of Subordinate Voting Shares issuable under the Stock and Incentive Plan of the Company as of December 31, 2020 was 21,334,522, representing 10% of the number of the issued and outstanding Subordinate Voting Shares (including, for these purposes, the number of Subordinate Voting Shares underlying the Multiple Voting Shares and the Super Voting Shares on an “as if converted” basis), which we refer to as the Outstanding Share Number.

As of December 31, 2020, the following Awards were outstanding under the Stock and Incentive Plan: (i) a total of 5,658,773 Options, representing approximately 3% of the then Outstanding Share Number; and (ii) a total of 688,340 RSUs, representing less than 1% of the then Outstanding Share Number. As of December 31, 2020, an aggregate of 12,728,505 Subordinate Voting Shares remained available for issuance under the Stock and Incentive Plan, representing approximately 6% of the then Outstanding Share Number.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transaction Policy

Our Board has adopted a Related Party Transactions Policy, which requires that employees, officers and directors report to the General Counsel (or chief legal officer) any activity that would cause or appear to cause a conflict of interest on his or her part.

Under the Related Party Transactions Policy, a related party transaction includes any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which:

•	we or any of our subsidiaries are or will be a participant;

•	the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year; and

•	any related party has or will have a direct or indirect material interest.

Related parties include any person who is or was (since the beginning of the last fiscal year, even if such person does not presently serve in that role) an executive officer, director or nominee for director of the Green Thumb Industries Inc., any shareholder owning more than 5% of any class of our voting securities or an immediate family member, as defined in the Related Party Transactions Policy, of any such person.

Pursuant to the Related Party Transactions Policy, any potential related party transaction that requires approval will be reviewed by the Audit Committee, and the Audit Committee will consider such factors as it deems appropriate to determine whether to approve, ratify or disapprove the related party transaction. The Audit Committee may approve the related party transaction only if it determines in good faith that, under all of the circumstances, the transaction is in the best interests of us and our shareholders.

Director Independence

The Board determines the independence of our directors under the corporate governance rules of the New York Stock Exchange (“NYSE”). The independence rules of the NYSE include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each person that no material relationship exists with the Company either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. It has been determined that four of our current directors are independent persons under the independence rules of the NYSE as well as within the meaning of NI 58-101: Glen Senk, Westley Moore, Swati Mylavarapu and William Gruver.

The following directors are presently directors of other reporting issuers, as set out below:

Director	Reporting Issuer (Exchange)
Westley Moore	IAC/Interactive Corp (NASDAQ) and Under Armour, Inc. (NYSE)
Glen Senk	Aritzia Inc. (TSE)

Transactions with Related Parties

Lease Agreements. Since 2017, we have entered into several related party transactions with respect to lease agreements as follows:

•

Mosaic Real Estate, LLC owns a building located at 7900 Fenton Street, Silver Spring, Maryland and leased to GTI Maryland, LLC, which operates a Rise dispensary in the building. The lease commenced on June 14, 2017 for a 7-year term, which was extended to 10 years in March of 2021, and rent payments were approximately $177,760, $53,500, $216,500 and $220,850 for the nine months ended September 30, 2020 and the years ended

December 31, 2017, 2018 and 2019, respectively. Our director, Wendy Berger, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through a revocable trust), Benjamin Kovler, our Chief Executive Officer and director (through a wholly-owned entity), and Anthony Georgiadis, our Chief Financial Officer and director (through a wholly-owned entity).

•

Mosaic Real Estate Sparks, LLC owns a building located at 9650 Pyramid Highway, Sparks, Nevada and leased to JG Retail Services NV, LLC, an entity that has entered into a services agreement for GTI Nevada, LLC to operate a Rise dispensary in the building. The lease commenced on July 21, 2017 for a 15-year term, and rent payments were approximately $193,460, $25,500, $231,000 and $235,600 for the nine months ended September 30, 2020 and the years ended December 31, 2017, 2018 and 2019, respectively. Ms. Berger is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate Sparks, LLC. Additionally, Mosaic Real Estate Sparks, LLC is owned in part by Ms. Berger (through a revocable trust) and Mr. Georgiadis (through a wholly-owned entity). We have an option to purchase the building at a pre-determined price.

•

On June 12, 2020, Mosaic Real Estate Joliet, LLC sold a building located at 2903 Colorado Avenue, Joliet, Illinois to a wholly-owned subsidiary of the Company, which, until that date it had leased to 3C Compassionate Care Center, LLC, which operates a dispensary in the building. The purchase price was $1,814,000, including transaction costs, and was completed following the Company’s exercise of a purchase option for the property. Prior to this purchase, we were party to a lease for this property with Mosaic Real Estate Joliet, LLC that commenced on January 23, 2019 for a 15-year term, and rent payments were approximately $128,700 for the nine months ended September 30, 2020 and $200,170 for the year ended December 31, 2019. Ms. Berger was a principal of South Creek 15, LLC, which is the Manager of Mosaic Real Estate Joliet, LLC, until she resigned from that position on May 20, 2020. Additionally, Mosaic Real Estate Joliet, LLC is owned in part by Ms. Berger (through a revocable trust).

•

Mosaic Real Estate Ocala, LLC owns a building located at 5401 Northwest 44th Avenue, Ocala, Florida and leased to GTI Florida, LLC, to operate a cultivation and processing facility in the building. The lease commenced on March 19, 2019 for a 15-year term, and rent payments were approximately $428,200 for the nine months ended September 30, 2020 and $393,530 for the year ended December 31, 2019. Ms. Berger is a Co-Manager of Mosaic Real Estate Ocala, LLC. Additionally, Mosaic Real Estate Ocala, LLC is owned in part by Ms. Berger (through a revocable trust). We have an option to purchase the building at a pre-determined price.

•

Durango Teco Partners, LLC owns a building located at 6410 South Durango Drive, Las Vegas, Nevada and leased to Essence Henderson, LLC, a subsidiary of Integral Associates, LLC, to operate an Essence dispensary in the building. The lease commenced on June 27, 2020 for a 10-year term, and rent payments were approximately $59,700 for the nine months ended September 30, 2020. Our former director, Alejandro Yemenidjian, who resigned from the Board effective December 31, 2020, owns 50% of Armenco Capital LLC, which owns 50% of Durango Teco Partners, LLC.

For the three and nine months ended September 30, 2020 the Company recorded lease expense of $353,535 and $1,146,246, respectively, associated with these lease arrangements. For the three and nine months ended September 30, 2019, we recorded lease expense of $321,793 and $789,783, respectively, associated with these lease arrangements.

Notes. On May 21, 2019, as amended on November 19, 2019, we closed a $105 million senior secured non-brokered private placement financing which bears interest of 12% per annum and matures on May 22, 2023, which we refer to as the Note Purchase Agreement. Separately, pursuant to the terms of the Note Purchase Agreement, we issued warrants to the Note holders, some of whom were related parties. As of September 30, 2020 and December 31, 2019:

•	KP Capital, LLC, which is owned by Mr. Kovler, held $290,334 of the original private placement debt amount, and related warrants valued at $48,017 and $39,894, respectively;

•

AG Funding Group, LLC, which is owned by Andrew Grossman, our Executive Vice President of Capital Markets, held $289,876 of the original private placement debt amount, and related warrants valued at $47,931 and $39,829, respectively;

•

ABG, LLC, which is owned jointly by Mr. Georgiadis and our director William Gruver, held $275,000 of the original private placement debt amount, and related warrants valued at $45,475 and $37,788, respectively; and

•	Three One Four Holdings, LLC, which is owned by Mr. Georgiadis, held $77,300 of the original private placement debt amount, and related warrants valued at $12,779 and $10,620, respectively.

Springbig, Inc. In June 2019, GTI Core, LLC entered into an agreement with Springbig, Inc. for Springbig Inc.’s loyalty and digital communications platform for retail organization. Payments to Springbig Inc. totaled approximately $378,524, $2,800, $35,400 and $155,300 for the nine months ended September 30, 2020 and the years ended December 31, 2017, 2018 and 2019, respectively. The parties agreed to expand the services under this arrangement in March 2020. Springbig Inc. is owned in part by Mr. Kovler, Mr. Georgiadis and Mr. Gruver. Mr. Kovler is also a director of Springbig Inc.

Employment. Alejandro Yemenidjian, a director of the Company from June 2019 to December 2020, is the father of Armen Yemenidjian, who served as our President from June 2019 to April 2020. Alejandro Yemenidjian was also employed as our Managing Director of Integral Associates from June 29, 2019 until his resignation from that role on April 6, 2020. In addition to his compensation for his role on our Board, with respect to his employment he received salary of $138,456 in fiscal 2020.

Item 14.	Principal Accounting Fees and Services.

PRINCIPAL INDEPENDENT ACCOUNTANT FEES AND SERVICES

MGO has served as our independent registered public accounting firm since October 17, 2019. The engagement of MGO was approved by the Audit Committee and the Board. MGO completed an audit of the Company for the year ended December 31, 2019 and 2020.

Aggregate fees billed by our independent auditors, MGO, for the years ended December 31, 2020 and December 31, 2019 are detailed in the table below.

	2020 ($)	2019 ($)
Audit Fees(1)	721,880	798,249
Audit Related Fees(2)	57,617	537,172
Tax Fees(3)	—	—
All Other Fees(4)	31,740	166,381
Total Fees Paid	811,237	1,501,802

(1)	Fees for audit service on an accrued basis.
(2)	Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3)	Fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees billed by the auditor for products and services not included in the foregoing categories.

Pre-approval Policies and Procedures

Our Audit Committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from independent registered public accounting firms be approved in advance by the Audit Committee. The Audit Committee has delegated pre-approval responsibility to the Chair of the Audit Committee with respect to non-audit related fees and services.

Our Audit Committee has determined that the provision of the services as set out above is compatible with the maintaining of MGO’s independence in the conduct of their auditing functions.

Audit Committee Report

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing by Green Thumb Industries Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The primary purpose of the Audit Committee is to assist the Company’s Board in fulfilling its responsibilities for oversight of financial, audit and accounting matters. The Audit Committee reviews the financial reports and other financial information provided by the Company to regulatory authorities and its shareholders, as well as reviews the Company’s system of internal controls regarding finance and accounting, including auditing, accounting and financial reporting processes.

The Audit Committee has discussed with Macias Gini & O’Connell LLP (“MGO”), the Company’s independent registered public accounting firm, the matters required to be discussed under applicable auditing standards, including Auditing Standard No. 1301. In addition, the Audit Committee discussed with MGO its independence, and received from MGO the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board. Finally, the Audit Committee discussed with MGO, with and without management present, the scope and results of MGO’s audit of such financial statements.

Based on these reviews and discussions, the Audit Committee recommended to the Board that such audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Audit Committee of the Board

William Gruver (Chair)
Westley Moore
Glen Senk

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

The consolidated financial statements and financial statement schedule filed as part of the Original 10-K are listed in the Index accompanying the Consolidated Financial Statements in the Original 10-K.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2021

GREEN THUMB INDUSTRIES INC.

/s/ Benjamin Kovler
By:	Benjamin Kovler
Title:	Chief Executive Officer