Form 10-Q
period 2021-03-31
Green Thumb Industries Inc.
filed 2021-05-13
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2021, there were 185,434,044 shares of the registrant’s Subordinate Voting Shares, 3,965,400 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 30,103,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “Green Thumb” refer to Green Thumb Industries Inc. together with its wholly-owned subsidiaries.

Currency

Unless otherwise indicated, all references to “$” or “US$” in this document refer to United States dollars, and all references to “C$” refer to Canadian dollars.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: cannabis remains illegal under federal law, and enforcement of cannabis laws could change; the Company may be subject to action by the U.S. federal government; state regulation of cannabis is uncertain; the Company may be subject to heightened scrutiny by Canadian regulatory authorities; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco Firearms and Explosives regulation; cannabis businesses are subject to applicable antimoney laundering laws and regulations and have restricted access to banking and other financial services; the Company may face difficulties acquiring additional financing; the Company lacks access to U.S. bankruptcy protections; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company may face difficulties in enforcing its contracts; the Company has limited trademark protection; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces exposure to fraudulent or illegal activity; the Company’s use of joint ventures may expose it to risks associated with jointly owned investments; the Company faces risks due to industry immaturity or limited comparable, competitive or established industry best practices; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company’s business is subject to the risks inherent in agricultural operations; the Company may be adversely impacted by rising or volatile energy costs; the Company faces an inherent risk of product liability or similar claims; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company may face unfavorable publicity or consumer perception; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; issuances of substantial amounts of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution; and the Company is governed by corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, United States. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

(Amounts Expressed in United States Dollars)

	March 31,	December 31,
	2021	2020
		(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$275,898,839	$83,757,785
Accounts Receivable	18,232,710	21,414,987
Inventories	72,280,372	69,542,953
Prepaid Expenses	7,681,878	6,445,393
Other Current Assets	6,864,840	2,782,887

Total Current Assets	380,958,639	183,944,005
Property and Equipment, Net	201,069,010	189,925,877
Right of Use Assets, Net	144,119,418	140,382,781
Investments	29,066,003	40,794,806
Investment in Associate	12,943,056	12,669,963
Intangible Assets, Net	396,014,963	406,242,034
Goodwill	382,697,467	382,697,467
Deposits and Other Assets	2,255,466	1,892,229

TOTAL ASSETS	$1,549,124,022	$1,358,549,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$9,313,021	$20,503,572
Accrued Liabilities	53,638,305	56,288,729
Current Portion of Notes Payable	344,380	341,983
Current Portion of Lease Liabilities	5,087,512	3,862,110
Contingent Consideration Payable	9,900,000	22,150,000
Income Tax Payable	30,161,086	16,142,041

Total Current Liabilities	108,444,304	119,288,435
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	150,679,584	146,426,760
Notes Payable, Net of Current Portion and Debt Discount	99,727,557	98,712,996
Contingent Consideration Payable	4,950,000	4,950,000
Warrant Liability	45,304,671	39,454,000
Deferred Income Taxes	37,248,013	35,557,630

TOTAL LIABILITIES	446,354,129	444,389,821
COMMITMENTS AND CONTINGENCIES
SHARE HOLDERS’ EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2021: Unlimited, 185,044,227, and 185,044,227, respectively, at December 31, 2020: Unlimited, 178,113,221, and 178,113,221, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at March 31 2021: Unlimited, 40,259 and 40,259, respectively, at December 31, 2020: Unlimited, 40,289 and 40,289, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2021: Unlimited, 301,031 and 301,031, respectively, at December 31, 2020: Unlimited, 312,031 and 312,031, respectively)	—	—
Share Capital	1,236,987,614	1,048,640,398
Contributed (Deficit) Surplus	(2,788,150)	4,893,153
Deferred Share Issuances	751,988	2,587,317
Accumulated Deficit	(135,129,957)	(145,498,623)

Equity of Green Thumb Industries Inc.	1,099,821,495	910,622,245
Noncontrolling interests	2,948,398	3,537,096

TOTAL SHAREHOLDERS’ EQUITY	1,102,769,893	914,159,341

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,124,022	$1,358,549,162

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2021 and 2020

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended March 31,
	2021	2020
Revenues, net of discounts	$194,430,584	$102,602,602
Cost of Goods Sold, net	(83,565,084)	(49,615,188)

Gross Profit	110,865,500	52,987,414

Expenses:
Selling, General, and Administrative	59,331,251	45,434,757

Total Expenses	59,331,251	45,434,757

Income (Loss) From Operations	51,534,249	7,552,657

Other Income (Expense):
Other Income (Expense), net	(5,149,817)	6,786,110
Interest Income, net	49,890	88,115
Interest Expense, net	(4,123,176)	(5,041,442)

Total Other Income (Expense)	(9,223,103)	1,832,783

Income (Loss) Before Provision for Income Taxes And Non-Controlling Interest	42,311,146	9,385,440

Provision For Income Taxes	30,856,178	13,149,000

Net Income (Loss) Before Non-Controlling Interest	11,454,968	(3,763,560)
Net Income Attributable to Non-Controlling Interest	1,086,302	442,704

Net Income (Loss) Attributable To Green Thumb Industries Inc.	$10,368,666	$(4,206,264)

Net Income (Loss) per share - basic	$0.05	$(0.02)

Net Income (Loss) per share - diluted	$0.05	$(0.02)

Weighted average number of shares outstanding - basic	216,210,429	208,468,356

Weighted average number of shares outstanding - diluted	221,616,157	208,468,356

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Share	Contributed	Deferred Share	Accumulated	Non-Controlling
	Capital	Surplus (Deficit)	Issuance	Earnings (Deficit)	Interest	Total
Balance, January 1, 2020	$980,638,701	$3,960,854	$16,587,798	$(160,491,590)	$2,512,913	$843,208,676
Contributions from limited liability company unit holders	—	—	—	—	50,000	50,000
Issuance of shares under business combinations and investments	684,551	(678,489)	—	—	—	6,062
Contingent consideration, and other adjustments to purchase accounting	8,967,257	—	—	—	—	8,967,257
Stock-based compensation	—	5,073,742	—	—	—	5,073,742
Distributions to third party and limited liability company unit holders	—	(53,377)	—	—	(683,283)	(736,660)
Net (loss) income	—	—	—	(4,206,264)	442,704	(3,763,560)

Balance, March 21, 2020	$990,290,509	$8,302,730	$16,587,798	$(164,697,854)	$2,322,334	$852,805,517

Balance, January 1, 2021	$1,048,640,398	$4,893,153	$2,587,317	$(145,498,623)	$3,537,096	$914,159,341
Issuance of shares under business combinations and investments	1,038,307	(38,307)	—	—	—	1,000,000
Shares issued as contingent consideration	12,672,681	—	—	—	—	12,672,681
Distribution of deferred shares	1,825,597	—	(1,835,329)	—	—	(9,732)
Issuance of registered shares pursuant to Form S-1	155,803,084	(304,944)	—	—	—	155,498,140
Exercise of options, RSUs and warrants	17,007,547	(11,368,707)	—	—	—	5,638,840
Stock-based compensation	—	4,030,655	—	—	—	4,030,655
Distributions to limited liability company unit holders	—	—	—	—	(1,675,000)	(1,675,000)
Net income	—	—	—	10,368,666	1,086,302	11,454,968

Balance, March 31, 2021	$1,236,987,614	$(2,788,150)	$751,988	$(135,129,957)	$2,948,398	$1,102,769,893

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) attributable to Green Thumb Industries Inc.	$10,368,666	$(4,206,264)
Net income attributable to non-controlling interest	1,086,302	442,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,993,421	12,705,172
Amortization of operating lease assets	7,751,299	4,257,515
Loss (gain) on disposal of property and equipment	45,946	(239,096)
Bad debt expense	(74,092)	315,261
Deferred income taxes	1,690,383	(424,000)
Stock-based compensation	4,030,655	5,073,742
(Increase) decrease in fair value of investments	(1,014,652)	274,592
Interest on contingent consideration payable and acquisition liabilities	—	546,009
Increase (decrease) in fair value of contingent consideration	412,949	(170,990)
Increase (decrease) in fair value of warrants	5,850,671	(7,382,843)
Decrease in fair value of note receivable	—	810,337
Amortization of debt discount	1,102,632	1,585,322
Changes in operating assets and liabilities:
Accounts receivable	3,256,369	489,020
Inventories	(2,737,419)	(4,135,787)
Prepaid expenses and other current assets	(5,318,438)	(3,561,809)
Deposits and other assets	(363,237)	1,963,074
Accounts payable	(11,190,551)	7,955,363
Accrued liabilities	1,755,514	264,226
Operating lease liabilities	(6,009,710)	(3,086,451)
Income tax payable	14,019,045	13,573,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	39,655,753	27,048,097

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,421,367)	(13,246,608)
Proceeds from disposal of assets	60,000	11,799,025
Investments in securities	(6,002,302)	—
Proceeds from sale of investments	18,122,664	—

NET CASH USED IN INVESTING ACTIVITIES	(7,241,005)	(1,447,583)

CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	—	50,000
Distributions to third parties and limited liability company unit holders	(1,675,000)	(736,660)
Distributions from unconsolidated subsidairies	350,000	—
Net proceeds from issuance of registered shares pursuant to Form S-1	155,498,140	—
Proceeds from exercise of options and warrants	5,638,840	—
Principal repayment of notes payable	(85,674)	(59,234)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	159,726,306	(745,894)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	192,141,054	24,854,620
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,757,785	46,667,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$275,898,839	$71,521,954

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,183,099	$2,910,111

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(3,405,937)	$6,966,907

Noncash increase in right of use asset	$(5,769,937)	$(33,742,287)

Noncash increase in lease liability	$5,769,937	$33,742,287

Issuance of shares under acquisition agreement	$13,672,681	$8,967,257

Deferred share issuances	$1,835,329	$400,143

Issuance of shares under business combinations	$—	$6,062

Acquisitions
Goodwill	$—	$(2,865,992)
Deposits and other assets	—	1,015,020
Liabilities assumed	—	(302,604)
Equity interests issued	—	503,389
Acquisition liability	—	(228,813)
Deferred income taxes	—	1,879,000

	$—	$—

RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$275,898,839	$64,613,618
Restricted cash	—	6,908,336

TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH	$275,898,839	$71,521,954

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.	Overview and Basis of Presentation

(a)	Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”) is promoting well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm and The Feel Collection, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain of retail cannabis stores named Rise™ and in the Las Vegas, Nevada and Pasadena, California areas, a chain of retail cannabis stores named Essence as well as retail stores operating under other names, all of which sell our products and third-party products. As of March 31, 2021, Green Thumb has revenue in twelve markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, and Pennsylvania).

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb Industries Inc. and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2020 Form 10-K. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.	Overview and Basis of Presentation (Continued)

(c)	Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the Company’s 2020 annual report on Form 10-K.

(d)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (loss) attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of March 31, 2021, the Company had 5,299,440 options, 592,535 restricted stock units and 2,294,523 warrants outstanding. As of March 31, 2020, the Company had 5,974,938 options, 1,477,898 restricted stock units and 2,387,470 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the exercise of dilutive unvested restricted stock units, stock options, and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended March 31, 2021, the computation of diluted earnings per share included 3,702,372 options, 431,220 restricted stock units and 1,272,136 warrants. No potentially dilutive common share equivalents were included in the computation of diluted loss per share for the three months ended March 31, 2020 because their impact was anti-dilutive.

(e)	Recently Adopted Accounting Standards

(i)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

(ii)

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The Company adopted ASU 2020-01 on January 1, 2021. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.	Overview and Basis of Presentation (Continued)

(f)	Recently Issued Accounting Standards

(i)

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We do not expect the adoption of this guidance will have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

(g)	Coronavirus Pandemic

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19” together with its variants) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the first three months of 2021, the uncertain nature of the spread of COVID-19 and the uncertainty of the impact of nationwide vaccine programs may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners, and the Company’s continued designation as an “essential” business in states where the Company does business that currently or in the future impose restrictions on its business operations.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.	INVENTORIES

The Company’s inventories include the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Raw Material	$6,867,319	$6,372,659
Packaging and Miscellaneous	6,916,026	8,592,153
Work in Process	28,887,069	25,488,806
Finished Goods	31,367,676	30,821,392
Reserve for Obsolete Inventory	(1,757,718)	(1,732,057)

Total Inventories	$72,280,372	$69,542,953

3.	PROPERTY AND EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Buildings and Improvements	$51,351,319	$51,557,405
Equipment, Computers and Furniture	52,368,921	49,097,109
Leasehold Improvements	94,713,052	88,607,252
Capitalized Interest	3,151,236	2,988,681

Total Property and Equipment	201,584,528	192,250,447
Less: Accumulated Depreciation	(28,075,122)	(24,192,900)

Property and Equipment, net	173,509,406	168,057,547

Land	3,389,376	2,879,376
Assets Under Construction	24,170,228	18,988,954

Property and Equipment, net	$201,069,010	$189,925,877

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three months ended March 31, 2021 and 2020 totaled $4,766,350 and $3,787,005, respectively of which $2,869,229 and $2,677,727, respectively, is included in cost of goods sold.

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

At March 31, 2021 and December 31, 2020, intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Licenses and Permits	$343,135,736	$48,295,200	$294,840,536	$343,135,736	$41,993,595	$301,142,141
Tradenames	99,295,599	16,376,274	82,919,325	99,295,599	13,455,178	85,840,421
Customer Relationships	25,258,000	8,455,792	16,802,208	25,258,000	7,583,005	17,674,995
Non-Competition Agreements	2,585,480	1,132,586	1,452,894	2,585,480	1,001,003	1,584,477

Total Intangible Assets	$470,274,815	$74,259,852	$396,014,963	$470,274,815	$64,032,781	$406,242,034

The Company recorded amortization expense for the three months ended March 31, 2021 and 2020 of $10,227,071 and $8,918,167, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2021:

Year Ending December 31,	Estimated Amortization (Prior to Change in Useful Life)
Remainder of 2021	$29,035,583
2022	38,683,555
2023	38,680,777
2024	38,099,444
2025	38,001,777
Thereafter	213,513,827

$396,014,963

Goodwill

At March 31, 2021 and December 31, 2020 the balances of goodwill, by segment, consisted of the following:

	March 31, 2021	December 31, 2020
Retail	$130,680,935	$130,680,935
Consumer Package Goods	252,016,532	252,016,532

Total Goodwill	$382,697,467	$382,697,467

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5.	INVESTMENTS

As of March 31, 2021 and December 31, 2020, the Company held various equity interests in privately held cannabis companies as well as investments in convertible notes which had a combined fair value of $29,066,003 and $40,794,806 as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value, at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments during the three months ending March 31, 2021 and year ending December 31, 2020:

	March 31, 2021	December 31, 2020
Beginning Balance	$40,794,806	$14,068,821
Additions	6,002,302	525,000
Disposals	(18,122,664)	(169,818)
Fair value adjustments	391,559	26,370,803

Ending Balance	$29,066,003	$40,794,806

On January 15, 2021, the Company sold approximately half of its equity interest in a privately held entity for $18,112,500 in cash. As of March 31, 2021 and December 31, 2020, the fair value of this equity interest was $19,136,689 and $37,249,189, respectively.

6.	LEASES

(a) Operating Leases

The Company has operating leases for certain Rise, Essence and other retail dispensaries as well as many of the Company’s processing and cultivation facilities located throughout the US. Additionally, the Company has an operating lease for corporate office space in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three months ended March 31, 2021 and 2020 the Company recorded operating lease expense of $7,751,299 and $4,257,515, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6.	LEASES (Continued)

(a) Operating Leases

Other information related to operating leases as of and for the three months ending March 31, 2021 and year ending December 31, 2020 were as follows:

	As of March 31, 2021	As of December 31, 2020
Weighted average remaining lease term (years)	13.31	12.10
Weighted average discount rate	14.0%	13.7%

Maturities of lease liabilities for operating leases as of March 31, 2021 were as follows:

	Maturities of Lease Liability
	Third Party	Related Party	Total
Year Ending December 31,
Remainder of 2021	$19,315,251	$984,896	$20,300,147
2022	26,749,723	1,337,130	28,086,853
2023	26,615,165	1,367,771	27,982,936
2024	26,122,891	1,255,714	27,378,605
2025	24,099,497	1,182,489	25,281,986
2026 and Thereafter	248,109,371	9,162,841	257,272,212

Total Lease Payments	371,011,898	15,290,841	386,302,739

Less: Interest	(223,197,788)	(7,337,855)	(230,535,643)

Present Value of Lease Liability	$147,814,110	$7,952,986	$155,767,096

(b)	Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for certain facilities in Florida, Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns certain facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three months ended March 31, 2021 and 2020, the Company recorded lease expense of $295,203 and $222,339, respectively, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7.	NOTES PAYABLE

At March 31, 2021 and December 31, 2020, notes payable consisted of the following:

	March 31, 2021	December 31, 2020
In connection with an acquisition completed in 2017, the Company is required to make quarterly charitable contributions of $50,000 through October 2024. The net present value of these required payments has been recorded as a liability with an interest rate of 2.17%.	$671,328	$717,430
Private placement debt dated May 22, 2019, in the original amount of $105,466,429 with an interest rate of 12.00%, matures on May 22, 2023. The debt was issued at a discount, the carrying value of which is $9,411,725 and $10,511,335 as of March 31, 2021 and December 31, 2020, respectively.	96,054,704	94,955,094
Rise Joliet mortgage dated June 5, 2020, in the original amount of $1,814,000 with an interest rate of 5.00%, matures on June 5, 2035. The debt was issued at a discount, the carrying value of which is $171,201 and $174,222, and is presented net of principal payments of $61,964 and $40,806 as of March 31, 2021 and December 31, 2020, respectively.	1,580,835	1,598,972
Rise Lakewood mortgage dated August 20, 2020, in the original amount of $833,000 with an interest rate of 7.25%, matures on August 20, 2025, and is presented net of principal payments of $17,682 and $9,524 as of March 31, 2021 and December 31, 2020, respectively.	815,318	823,483
Rise Mundelein mortgage dated December 6, 2020, in the original amount of $960,000 with an interest rate of 6.95%, matures on December 06, 2025, and is presented net of principal payments of $10,248 and $0 as of March 31, 2021 and December 31, 2020, respectively.	949,752	960,000

Total notes payable	100,071,937	99,054,979
Less: current portion of notes payable	(344,380)	(341,983)

Notes payable, net of current portion	$99,727,557	$98,712,996

(a)	Related Parties

The private placement debt is held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (through AG Funding Group, LLC); Anthony Georgiadis, the Chief Financial Officer and a director of the Corporation (through Three One Four Holdings, LLC); and Anthony Georgiadis and William Gruver, a director of the Corporation (through ABG, LLC).

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

The following table summarizes the number warrants outstanding as of March 31, 2021 and December 31, 2020:

	Number of Shares	Weighted Average Exercise Price (C$)		Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life
	Liability Classified				Equity Classified
Balance as at December 31, 2020	2,485,794	C$	18.45	3.40	35,000	$9.10	4.43
Warrants Exercised	(226,271)		18.01	3.26	—	—	—

Balance as at March 31, 2021	2,259,523	C$	18.18	3.14	35,000	$9.10	4.18

(a)	Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at March 31, 2021 and December 31, 2020:

			March 31, 2021		December 31, 2020
Warrant Liability	Strike Price		Warrants Outstanding	Fair Value	Warrants Outstanding	Fair Value
Bridge Financing Warrants	C$	22.90	218,964	$3,385,500	218,964	$2,544,500
Private Placement Financing Warrants	C$	19.39	1,641,301	32,858,000	1,822,771	28,756,500
Modification Warrants Additional Modification Warrants	C$ C$	12.04 14.03	323,910 75,348	7,389,782 1,671,389	360,256 83,803	6,630,000 1,523,000

Totals			2,259,523	$45,304,671	2,485,794	$39,454,000

During the three months ended March 31, 2021 and 2020, the Company recorded a loss of $5,850,671 and a gain of $7,382,843, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 13 - Fair Value Measurements for additional details):

Significant Assumptions	March 31, 2021	December 31, 2020
Volatility	73.80% - 79.62%	72.19% - 79.1%
Remaining Term	1.53 - 4.14 years	1.78 - 4.39 years
Risk Free Rate	0.22% - 0.78%	0.20% - 0.28%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8.	WARRANTS (Continued)

(b)	Equity Classified Warrants Outstanding

The following table summarizes the fair value of the equity classified warrants at March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
Warrants Included in Contributed Surplus (Deficit)	Strike Price	Warrants Outstanding	Balance	Warrants Outstanding	Balance
Dispensary Mortgage Warrants	$9.10	35,000	$181,272	35,000	$181,272

The equity warrants were valued at the date of issuance using a volatility rate of 80%, a term of 5 years and a risk free rate of 0.37%.

9.	SHARE CAPITAL

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

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the three months ending March 31, 2021, the shareholders of the Company converted 30 Multiple Voting Shares into 3,000 Subordinate Voting Shares and 11,000 Super Voting Shares into 1,100,000 Subordinate Voting Shares.

(ii)	Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At March 31, 2021, the Company had 40,259 issued and outstanding Multiple Voting Shares, which convert into 4,025,900 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the three months ending March 31, 2021, the shareholders of the Company converted 30 Multiple Voting Shares into 3,000 Subordinate Voting Shares.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9.	SHARE CAPITAL (Continued)

(a)	Authorized (continued)

(iii)	Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At March 31, 2021, the Company had 301,031 issued and outstanding Super Voting Shares which convert into 30,103,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the three months ending March 31, 2021, the shareholders of the Company converted 11,000 Super Voting Shares into 1,100,000 Subordinate Voting Shares.

(b)	Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at December 31, 2020	178,113,221	40,289	312,031
Issuance of shares under business combinations and investments	30,414	—	—
Distribution of contingent consideration	412,744	—	—
Distribution of deferred shares	146,315	—	—
Issuance of registered shares pursuant to S-1	4,693,991	—	—
Issuance of shares upon exercise of options and warrants	449,665	—	—
Issuances of shares upon vesting of RSUs	94,877	—	—
Exchange of shares	1,103,000	(30)	(11,000)

As at March 31, 2021	185,044,227	40,259	301,031

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9.	SHARE CAPITAL (Continued)

(i)	Issuance of Shares Under Business Combinations and Investments

GTI New Jersey, LLC

In connection with the Company’s April 23, 2019 acquisition of the non-controlling interest in GTI New Jersey, LLC, the Company agreed to award the previous minority shareholders of the entity up to $3,000,000 in Subordinate Voting Shares. On May 7, 2020, the Company received approval from the New Jersey Department of Health to begin buildout of an additional retail dispensary. As of that date, the Company recorded a current obligation of $2,000,000 representing the maximum value of the shares to be issuable to the former minority shareholders of GTI New Jersey, LLC. On March 15, 2021, one of the retail dispensaries, located in Paramus, New Jersey, was successfully opened. As a result, the Company issued 30,414 Subordinate Voting Shares to the former minority shareholders of GTI New Jersey, LLC. The shares had a fair value of $1,038,307 on the date of issuance. As of March 31, 2021, and December 31, 2020, the Company carried an obligation of $1,000,000 and $2,000,000, respectively, associated with the retail dispensary agreement with the former minority shareholders of GTI New Jersey, LLC.

(ii)	Distribution of Contingent Consideration

Integral Associates, LLC

In connection with the Company’s 2019 acquisition of Integral Associates, LLC, the purchase agreement included contingent consideration which was dependent upon the awarding of conditional and final dispensary operating licenses. On March 22, 2021, the Company issued 412,744 Subordinate Voting Shares to the former owners of Integral Associates, LLC in connection with the awarding of a final retail dispensary license located in Pasadena, California. The shares had a fair value of $12,672,681 at the date of issuance and resulted in a loss of $8,172,681 which was recorded in other income (expense) in the unaudited interim condensed consolidated statement of operations. In addition, the Company determined that there is a remote likelihood that the Company will obtain retail dispensary operating licenses in either West Hollywood or Culver City, California, under commercially reasonable terms. Consequently, the Company remeasured the contingent liability associated with these milestones which resulted in a reduction to the contingent liability of $7,750,000 with a corresponding reduction to other income (expense) in the unaudited interim condensed consolidated statement of operations.

As of March 31, 2021 and December 31, 2020, the estimated fair value of the contingent consideration associated with the acquisition of Integral Associates, LLC, which was valued using a probability weighting of the potential payouts, was $14,850,000 and $27,100,000, respectively of which $4,950,000, in each period, was recorded as a non-current liability.

(iii)	Distribution of Deferred Shares

For Success Holding Company

As part of the consideration exchanged in the Company’s 2019 acquisitions, Subordinate Voting Shares are held back or deferred until a specific date post acquisition. The deferred shares are issued to the former owners of the acquired entity upon the passage of twelve to twenty-four months from the close of each transaction as defined within each respective acquisition agreement. On February 22, 2021, the Company issued 146,315 Subordinate Voting Shares with a value of $1,825,597 in connection with the Company’s 2019 acquisition of For Success Holding Company. The issuance represented the final payout to the former owners of For Success Holding Company and resulted in the cancelation of 780 shares valued at $9,732 representing certain reimbursable costs incurred by the Company.

(iv)	Issuance of Registered Shares Pursuant to S-1

On February 8, 2021, the SEC declared effective, the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,073 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000,030. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803,054. The Company intends to use the net proceeds from the sale of securities for general corporate purposes, which may include capital expenditures, working capital and general and administrative expenses. The Company may also use a portion of the net proceeds to acquire or invest in business and products that are complimentary to the Company’s own business and products. Additionally, the Company incurred legal, audit and other professional fees of $304,944 associated the issuance of the registered shares. Such fees have been recorded within contributed surplus (deficit) within the Company’s unaudited interim condensed consolidated statement of shareholders’ equity.

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

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as at December 31, 2020	5,664,406	11.91	4.39	$85,408,034
Granted	43,968	32.74
Exercised	(223,394)	14.04
Forfeited	(185,540)	10.68

Balance as at March 31, 2021	5,299,440	12.03	3.97	$106,221,476
Vested	1,749,365	13.37
Exercisable at March 31, 2021	2,122,671	12.15	4.20	$42,431,312

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2021 and December 31, 2020, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2021 and December 31, 2020. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9.	SHARE CAPITAL (Continued)

(c)	Stock-Based Compensation (Continued)

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021		2020
Weighted average grant date fair value (per share) of stock option units granted (C$)	C$	13.06	C$	4.37
Intrinsic value of stock option units exercised, using market price at vest date (USD)		$4,573,378		$—

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the three months ended March 31, 2021 and the year ended December 31, 2020, using the following ranges of assumptions:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.33% - 0.74%	0.31% - 1.37%
Expected dividend yield	0%	0%
Expected volatility	73%	80%
Expected option life	3 – 3.5 years	3-5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of March 31, 2021 and December 31, 2020 and the changes during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value (C$)
Nonvested Shares at December 31, 2020	689,340	16.77
Granted	16,739	39.63
Forfeited	(18,667)	16.48
Vested	(94,877)	18.35

Nonvested Shares at March 31, 2021	592,535	17.19

The following table summarizes the weighted average grant date fair value and total fair value of RSUs vested for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021		2020
Weighted average grant date fair value (per share) of granted (C$)	C$	39.63	C$	10.86
Intrinsic value of RSUs vested, using market price at vest date (USD)		$3,105,640		$511,150

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c)	Stock-Based Compensation (Continued)

The stock-based compensation expense for the three months ended March 31, 2021 and 2020 was as followed:

	For the Three Months Ended March 31,
	2021	2020
Stock Options Expense	$2,628,858	$2,691,157
RSUs	1,401,797	2,382,585

Total Stock-Based Compensation Expense	$4,030,655	$5,073,742

As of March 31, 2021, $19,996,039 of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.59 years.

10.	INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Income before Income Taxes	$42,311,146	$9,385,440
Income Tax Expense	30,856,178	13,149,000
Effective Tax Rate	72.9%	140.1%

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

The effective tax rate for the three months ended March 31, 2021 varies widely from the three month ended March 31, 2020, primarily due to the reduction in non deductible expenses as a proportion of total expenses in the current year. This variation also includes a change in methodology from an annualized effective tax rate method for the three months ended March 31, 2020 compared to the discrete method for the period ending March 31, 2021 described above. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits were approximately $38.6 million and $4.3 million as of March 31, 2021 and 2020, respectively, recorded within Deferred Income Taxes.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.	INCOME TAXES (Continued)

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

Taxes paid during the three months ended March 31, 2021 and 2020 were $15,146,750 and $0, respectively.

11.	OTHER INCOME (EXPENSE)

For the three months ended March 31, 2021 and 2020 other income (expense) was comprised of the following:

	Three Months Ended March 31,
	2021	2020
Fair value adjustments on equity investments	$391,559	$(215,607)
Fair value adjustments on variable note receivable	—	(810,337)
Fair value adjustment on warrants issued	(5,850,671)	7,382,843
Fair value adjustments on contingent consideration	(412,949)	170,990
Equity earnings in joint ventures	623,093	250,000
Other	99,151	8,221

Total Other Income (Expense)	$(5,149,817)	$6,786,110

12.	COMMITMENTS AND CONTINGENCIES

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

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at March 31, 2021 and December 31, 2020, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

(b)	Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2021 and December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)	Construction Commitments

As of March 31, 2021, the Company held approximately $11,745,258 of open construction commitments to contractors on work being performed.

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

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$275,898,839	$—	$—	$275,898,839
Investments	1,181,146	—	27,884,857	29,066,003
Contingent Consideration Payable	—	—	(14,850,000)	(14,850,000)
Warrant Liability	—	—	(45,304,671)	(45,304,671)

	$277,079,985	$—	$(32,269,814)	$244,810,171

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$83,757,785	$—	$—	$83,757,785
Investments	923,581	—	39,871,225	40,794,806
Contingent Consideration Payable	—	—	(27,100,000)	(27,100,000)
Warrant Liability	—	—	(39,454,000)	(39,454,000)

	$84,681,366	$—	$(26,682,775)	$57,998,591

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14.	VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the unaudited interim condensed consolidated balance sheet as of March 31, 2021 and the consolidated balance sheet as of December 31, 2020. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”).:

	March 31, 2021		December 31, 2020
	IL Disp, LLC	Other Non- material VIEs	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non- material VIEs
Current assets	$3,453,766	$2,411,739	$32,307,718	$3,738,868	$2,362,572
Non-current assets	3,566,193	2,210,239	3,367,360	3,657,392	2,281,839
Current liabilities	1,156,208	1,142,340	23,362,255	336,970	1,563,224
Non-current liabilities	450,291	762,865	768,573	461,926	783,356
Noncontrolling interests	2,581,731	270,544	—	3,173,683	267,289
Equity attributable to Green Thumb Industries Inc.	2,581,731	2,446,229	11,544,250	3,173,683	2,030,542

On December 31, 2020, the MSA for Chesapeake Alternatives, LLC was amended and restated to make GTI Maryland, LLC, the sole member of the entity. As a result, the remaining equity associated with the noncontrolling interest was closed to share capital of Green Thumb as of December 31, 2020.

The Following tables presents the summarized financial information about the Company’s VIEs which are included in the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	IL Disp, LLC	Other Non- material VIEs	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non- material VIEs
Revenues	$5,727,274	$3,311,283	$4,308,630	$2,781,616	$1,712,651
Net income (loss) attributable to noncontrolling interests	783,048	303,255	41,409	364,116	37,179
Net income (loss) attributable to Green Thumb Industries Inc.	783,047	415,688	1,139,063	364,117	59,373

Net income (loss)	$1,566,095	$718,943	$1,180,472	$728,233	$96,552

As of March 31, 2021 and 2020, and December 31, 2020, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC and Meshow, LLC.

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

The below table presents revenues by type for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenues, Net of Discounts
Consumer Packaged Goods	$104,077,438	$46,322,028
Retail	130,108,718	75,961,450
Intersegment Eliminations	(39,755,572)	(19,680,876)

Total Revenues, net of discounts	$194,430,584	$102,602,602

Depreciation and Amortization
Consumer Packaged Goods	$8,000,947	$7,594,366
Retail	6,992,474	5,110,806
Intersegment Eliminations	—	—

Total Depreciation and Amortization	$14,993,421	$12,705,172

Income Taxes
Consumer Packaged Goods	$17,287,094	$4,227,000
Retail	13,569,084	8,922,000
Intersegment Eliminations and Corporate	—	—

Total Income Taxes	$30,856,178	$13,149,000

Goodwill assigned to the Consumer Packaged Goods segment as of March 31, 2021 and December 31, 2020 was $252,016,532 at each period end. Intangible assets, net assigned to the Consumer Packaged Goods segment as of March 31, 2021 and December 31, 2020 was $206,620,582 and $211,303,718, respectively.

Goodwill assigned to the Retail segment as of March 31, 2021 and December 31, 2020 was $130,680,935 at each period end. Intangible assets, net assigned to the Retail segment as of March 31, 2021 and December 31, 2020 was $189,394,381 and $194,938,316, respectively.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

16.	SUBSEQUENT EVENTS

On April 30, 2021, the Company closed on a $216,734,258 Senior Secured non-brokered private placement financing through the issuance of senior secured notes (the “Notes”). The Company used the proceeds to retire the Company’s existing $105,466,429, senior secured note due May 2023 and the remaining proceeds for general working capital purposes as well as various growth initiatives. The Notes have a maturity date of April 30, 2024 and will bear interest from the date of issue at 7% per annum, payable quarterly, with an option, at the discretion of the Company, to extend an additional 12 months. The financing permits the Company to borrow an additional $33,265,741 over the next twelve months. The purchasers of the Notes also received 1,459,044 warrants (the “Warrants”) which allows the holder to purchase one Subordinate Voting Share of Green Thumb at an exercise price of $32.68 per share, for a period of 60 months from the date of issue.

Certain related parties participated in the financing, purchasing an aggregate of approximately US $3 million of notes.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three months ended March 31, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of March 31, 2021 and the consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 18, 2021 (the “2020 Form 10-K”) and the accompanying notes for each respective periods. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in the ‘‘Risks and Uncertainties’’ section of this MD&A and in Part II, Item 1A, “Risk Factors.” As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information.

COVID-19 Considerations

In March 2020, the World Health Organization categorized coronavirus disease 2019 (“COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects and those of its variants are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in the face of this pandemic and other events.

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

During the first three months of 2021 the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 and its variants may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners and its continued designation as “essential” in states where it does business that currently or in the future impose restrictions on business operations.

For additional information on risk factors related to the pandemic or other risks that could impact Green Thumb’s results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb is promoting well-being through the power of cannabis, while being committed to community and sustainable profitable growth. As of March 31, 2021, Green Thumb has operations across 12 U.S. markets, employs over 2,200 people and serves millions of patients and customers annually.

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

Green Thumb owns and operates a national cannabis retail chain called Rise™, and in the Las Vegas, Nevada and Pasadena, California areas, a chain of stores called Essence, which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, we own stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise stores currently are located in eight of the states in which we operate (including Nevada). The Essence stores were acquired in connection with the 2019 acquisition of Integral Associates and are located in Nevada and beginning in March 2021, California. The Essence stores differ from the Rise stores mainly in geographic location. As of March 31, 2021, the Company had 56 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19 as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 and (ii) unaudited interim condensed consolidated balance sheet as of March 31, 2021 and the consolidated balance sheet as of December 31, 2020 have been derived from, and should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues, net of discounts	$194,430,584	$102,602,602	$91,827,982	89%
Cost of Goods Sold, net	(83,565,084)	(49,615,188)	(33,949,896)	68%

Gross Profit	110,865,500	52,987,414	57,878,086	109%
Total Expenses	59,331,251	45,434,757	13,896,494	31%

Income (Loss) From Operations	51,534,249	7,552,657	43,981,592	582%

Total Other Income (Expense)	(9,223,103)	1,832,783	(11,055,886)	(603%)

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest	42,311,146	9,385,440	32,925,706	351%
Provision for Income Taxes	30,856,178	13,149,000	17,707,178	135%

Net Income (Loss) Before Non-Controlling Interest	11,454,968	(3,763,560)	15,218,528	404%
Net Income (Loss) Attributable to Non-Controlling Interest	1,086,302	442,704	643,598	145%

Net Income (Loss) Attributable to Green Thumb Industries Inc.	$10,368,666	$(4,206,264)	$14,574,930	347%

Net Income (Loss) per share – basic	$0.05	$(0.02)	$0.07	338%

Net Income (Loss) per share – diluted	$0.05	$(0.02)	$0.07	332%

Weighted average number of shares outstanding – basic	216,210,429	208,468,356

Weighted average number of shares outstanding - diluted	221,616,157	208,468,356

	March 31,	December 30,
	2021	2020
Total Assets	$1,549,124,022	$1,358,549,162
Long-Term Liabilities	$337,909,825	$325,101,386

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues, net of Discounts

Revenue for the three months ended March 31, 2021 was $194,430,584, up 89% from $102,602,602 for the three months ended March 31, 2020 driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois and Pennsylvania. Key performance drivers are: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania and new store openings, particularly in Pennsylvania. The Company generated revenue from 56 Retail locations during the quarter compared to 42 in the same quarter of the prior year. During the three months ended March 31, 2021, the Company opened 5 new stores. Since March 31, 2020, the Company acquired one retail store in Connecticut that contributed to the increase in Retail revenues and opened 13 new Retail locations in Pennsylvania, Illinois, Nevada, California, Florida, New Jersey and Ohio.

The key driver for the Consumer Packaged Goods revenue increase was the expansion of sales of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada, New Jersey and Connecticut due to increased scale and efficiency.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended March 31, 2021 was $83,565,084, up 68% from $49,615,188 for the three months ended March 31, 2020, driven by increased volume in open and operating retail stores; new retail store openings in Pennsylvania and expansion of the consumer products sales primarily in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada and Connecticut as described above.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $110,865,500, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 57%. This is compared to gross profit for the three months ended March 31, 2020 of $52,987,414 or a 52% gross margin. The Company’s increase in gross margin percentage was mainly attributed to expanded capacity in the Company’s Consumer Packaged Goods segment. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended March 31, 2021 were $59,331,251 or 31% of revenues, net of discounts, resulting in an increase of $13,896,494. Total expenses for the three months ended March 31, 2020 were $45,434,757 or 44% of revenues, net of discounts.

The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of 14 new and acquired retail facilities over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for three months ended March 31, 2021 was ($9,223,103), a change of ($11,055,886), mainly due to unfavorable fair value adjustments associated with the Company’s warrant liability as of March 31, 2021.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for three months ended March 31, 2021 was $42,311,146, an increase of $32,925,706 compared to the three months ended March 31, 2020.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $4,030,655 and $5,073,742, adjusted operating EBITDA was $71,355,281 and $25,544,924 for the three months ended March 31, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2021, federal and state income tax expense totaled $30,856,178 compared to expense of $13,149,000 for the three months ended March 31, 2020.

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Consumer Packaged Goods	$104,077,438	$46,322,028	$57,755,410	125%
Retail	130,108,718	75,961,450	54,147,268	71%
Intersegment Eliminations	(39,755,572)	(19,680,876)	(20,074,696)	102%

Revenues, Net of Discounts	$194,430,584	$102,602,602	$91,827,982	89%

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Revenues, net of discounts for the Retail segment were $130,108,718, an increase of $54,147,268 or 71%, compared to the three months ended March 31, 2020. The increase in Retail revenues, net of discounts, was primarily driven by increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania, as well as new store openings particularly in Pennsylvania.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $104,077,438, an increase of $57,755,410 or 125%, compared to the three months ended March 31, 2020. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Pennsylvania, Massachusetts, Nevada and Maryland.

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

For the three months ended March 31, 2021, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

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

During the three months ended March 31, 2021, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

General and administrative expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. The Company expects to continue to invest considerably in this area to support aggressive expansion plans and to support the business by attracting and retaining top-tier talent. Furthermore, the Company anticipates an increase in stock-based compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly traded company in Canada and registered with the U.S. Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2021	2020
Net Income (Loss) Before Non-Controlling Interest	$11,454,968	$(3,763,560)
Interest Income	(49,890)	(88,115)
Interest Expense	4,123,176	5,041,442
Provision For Income Taxes	30,856,178	13,149,000
Other Income	5,149,817	(6,786,110)
Depreciation and amortization	14,993,421	12,705,172

Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$66,527,670	$20,257,829

Stock-based compensation, non-cash	4,030,655	5,073,742
Acquisition, transaction and other non-operating costs	796,956	213,353

Adjusted Operating EBITDA (non-GAAP measure)	$71,355,281	$25,544,924

Liquidity, Financing Activities During the Period, and Capital Resources

As of March 31, 2021, and December 31, 2020 the Company had total current liabilities of $108,444,304 and $119,288,435, respectively, and cash and cash equivalents of $275,898,839 and $83,757,785, respectively to meet its current obligations. The Company had working capital of $272,514,335 as of March 31, 2021, an increase of $207,858,765 as compared to December 31, 2020. This increase in working capital was primarily driven by the $155,498,140 sale of registered Subordinate Voting Shares pursuant to the Company’s Registration Statement on Form S-1.

In the first three months of 2021, Green Thumb generated revenue from all 12 of its markets: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. The Company’s Consumer Packaged Goods revenue grew approximately 8%, net of discounts, during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020, primarily driven by organic growth across the Company’s Consumer Packaged Goods Business. The Company’s Retail revenue, net of discounts, increased 8% during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020, primarily driven by increased transaction activity across the Company’s 56 Retail store footprint.

The Company is an early-stage growth company, which is generating cash from revenues and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier and investor and industry relations.

While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first three months of 2021, the uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain and our continued designation as an “essential” business in states where we do business that currently or in the future impose restrictions on business operations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$39,655,753	$27,048,097
Net cash used in investing activities	$(7,241,005)	$(1,447,583)
Net cash provided by (used in) financing activities	$159,726,306	$(745,894)

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1—Overview and Basis of Presentation.

Critical Accounting Policies and Significant Judgements and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Form 10-K.

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

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2020 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2021. As an emerging growth company, Green Thumb was not required to include management’s assessment of Internal Controls over Financial Reporting (“ICFR”) or an attestation report of the Company’s registered public accounting firm in our 2020 Form 10-K. However, management has developed and is in the process of enhancing the Company’s ICFR and its disclosure controls and procedures in preparation for the annual audit of the Company for the 2021 fiscal year. Green Thumb expects to be required to include both management’s assessment of ICFR and the attestation of the Company’s independent registered public accounting firm regarding the Company’s ICFR in our 2021 annual report on Form 10-K. Management, including the Chief Executive Officer and Chief Financial Officer, have carefully considered the Company’s progress in the development of the disclosure controls and procedures to date and determined that they were reasonably effective at the assurance level as of March 31, 2021.

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

There have been no material changes to the risk factors disclosed in the 2020 Form 10-K.

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

Subordinate Voting Shares

Between February 22, 2021 and March 22, 2021, we issued, 176,729 Subordinate Voting Shares associated with acquisition related commitments to the former owners of privately held companies.

On March 22, 2021, the Company issued 412,744 Subordinate Voting Shares as contingent consideration associated with the Company’s 2019 acquisition of Integral Associates, LLC.

On February 1, 2021 and continuing through February 8, 2021, the Company converted 11,030 Multiple Voting Shares into 1,103,000 Subordinate Voting Shares.

Multiple Voting Shares

On February 1, 2021 and continuing through February 8, 2021, the Company converted 11,030 Super Voting Shares into 11,030 Multiple Voting Shares.

On February 1, 2021 and continuing through February 8, 2021, the Company converted 11,030 Multiple Voting Shares into 1,103,000 Subordinate Voting Shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

10.1*	2021 Executive Annual Bonus Plan

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 c

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	- Certain confidential information has been excluded from this exhibit because it would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: May13, 2021

GREEN THUMB INDUSTRIES INC.

/s/Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: May 13, 2021