Form 10-K/A
period 2020-12-31
Green Thumb Industries Inc.
filed 2021-07-14
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

As of June 30, 2021, there were 188,039,202 shares of the registrant’s Subordinate Voting Shares, 3,965,400 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 30,103,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Stock Exchange) on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $1,794,774,660.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Green Thumb Industries Inc. (the “Company”, “Green Thumb”, “we” or “us”) for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2021 (the “March 18 10-K”), amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 19, 2021 (the “First Amendment”) and amended by Amendment No. 2 on Form 10-K/A filed with the SEC on April 30, 2021 (the “Second Amendment”). The March 18 10-K as amended by the First Amendment and Second Amendment is referred to herein as the “Original 10-K”. This Amendment is being filed solely for the purpose of revising Item 9A Controls and Procedures to supplement the disclosure relating to the Evaluation of Disclosure Controls and Procedures; to include the previously omitted Management’s Report on Internal Control Over Financial Reporting and to revise Exhibits 31.1 and 31.2 to include certain wording required by 601(b)(31) of Regulation S-K which was inadvertently omitted by the Company in the Original 10-K. Such revised Exhibits have been included in this Amendment No. 3 of the Annual Report on Form 10-K/A as Exhibits 31.5 and 31.6. Because no financial statements are included with this Amendment No. 3, paragraph 3 of the certifications in Exhibits 31.5 and 31.6 has been omitted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Original 10-K. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Original 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Amendment No. 3 to the Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2020.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Attestation Report of the Registered Public Accounting Firm

This Amendment No. 3 to the Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 due to the Company’s status as an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

The consolidated financial statements and financial statement schedule filed as part of the Original 10-K are listed in the Index accompanying the Consolidated Financial Statements in the Original 10-K.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.5	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.6	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

32.3	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of the United States Code.

32.4	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/ Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: July 14, 2021