Form 10-Q/A
period 2021-03-31
Green Thumb Industries Inc.
filed 2021-07-14
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Green Thumb Industries Inc. (the “Company”, “Green Thumb”, “we” or “us”) for the three months ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2021 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2 which include certain wording required by 601(b)(31) of Regulation S-K which was inadvertently omitted by the Company in the Original Filing. Such revised Exhibits have been included in this Amendment No. 1 of the Quarterly Report on Form 10-Q/A as Exhibits 31.3 and 31.4. This Amendment No. 1 contains only the cover page, this explanatory note, the signature page and the revised certifications. Because no financial statements are included with this Amendment No. 1, paragraph 3 of the certifications in Exhibits 31.3 and 31.4 has been omitted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Original Filing.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

31.3	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.4	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.3	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.4	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: July 14, 2021

GREEN THUMB INDUSTRIES INC.

/s/Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: July 14, 2021