Form 10-Q
period 2021-06-30
Green Thumb Industries Inc.
filed 2021-08-12
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 1, 2021, there were 190,949,708 shares of the registrant’s Subordinate Voting Shares, 3,965,400 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 29,503,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

(Amounts Expressed in United States Dollars)

	June 30,	December 31,
	2021	2020
		(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$359,188,735	$83,757,785
Accounts Receivable	24,705,148	21,414,987
Inventories	81,726,227	69,542,953
Prepaid Expenses	9,055,368	6,445,393
Other Current Assets	6,944,070	2,782,887
Total Current Assets	481,619,548	183,944,005
Property and Equipment, Net	241,460,209	189,925,877
Right of Use Assets, Net	158,652,337	140,382,781
Investments	41,725,403	40,794,806
Investment in Associate	31,508,586	12,669,963
Intangible Assets, Net	411,538,100	406,242,034
Goodwill	422,840,467	382,697,467
Deposits and Other Assets	3,289,765	1,892,229
TOTAL ASSETS	$1,792,634,415	$1,358,549,162
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$14,976,618	$20,503,572
Accrued Liabilities	72,889,621	56,288,729
Current Portion of Notes Payable	581,436	341,983
Current Portion of Lease Liabilities	6,485,628	3,862,110
Contingent Consideration Payable	9,900,000	22,150,000
Income Tax Payable	528,161	16,142,041
Total Current Liabilities	105,361,464	119,288,435
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	165,514,117	146,426,760
Notes Payable, Net of Current Portion and Debt Discount	197,036,410	98,712,996
Contingent Consideration Payable	4,950,000	4,950,000
Warrant Liability	47,464,750	39,454,000
Deferred Income Taxes	43,149,727	35,557,630
TOTAL LIABILITIES	563,476,468	444,389,821
COMMITMENTS AND CONTINGENCIES
SHARE HOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2021: Unlimited, 187,786,682, and 187,786,682, respectively, at December 31, 2020: Unlimited, 178,113,221, and 178,113,221, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2021: Unlimited, 39,654 and 39,654, respectively, at December 31, 2020: Unlimited, 40,289 and 40,289, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2021: Unlimited, 301,031 and 301,031, respectively, at December 31, 2020: Unlimited, 312,031 and 312,031, respectively)	—	—
Share Capital	1,316,465,184	1,048,640,398
Contributed Surplus	13,159,133	4,893,153
Deferred Share Issuances	8,565,707	2,587,317
Accumulated Deficit	(113,077,966)	(145,498,623)
Equity of Green Thumb Industries Inc.	1,225,112,058	910,622,245
Noncontrolling interests	4,045,889	3,537,096
TOTAL SHAREHOLDERS' EQUITY	1,229,157,947	914,159,341
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,792,634,415	$1,358,549,162

 The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2021 and 2020

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net of discounts	$221,871,812	$119,639,924	$416,302,396	$222,242,526
Cost of Goods Sold, net	(98,960,988)	(55,946,010)	(182,526,072)	(105,561,198)
Gross Profit	122,910,824	63,693,914	233,776,324	116,681,328
Expenses:
Selling, General, and Administrative	72,055,473	49,643,211	131,386,724	95,077,968
Total Expenses	72,055,473	49,643,211	131,386,724	95,077,968
Income From Operations	50,855,351	14,050,703	102,389,600	21,603,360
Other Income (Expense):
Other Income (Expense), net	6,830,277	(5,717,427)	1,680,460	1,068,683
Interest Income, net	295,690	16,410	345,580	104,525
Interest Expense, net	(4,679,795)	(4,734,908)	(8,802,971)	(9,776,350)
Total Other Income (Expense)	2,446,172	(10,435,925)	(6,776,931)	(8,603,142)
Income Before Provision for Income Taxes And Non-Controlling Interest	53,301,523	3,614,778	95,612,669	13,000,218

Provision For Income Taxes	30,026,732	15,378,715	60,882,910	28,527,715
Net Income (Loss) Before Non-Controlling Interest	23,274,791	(11,763,937)	34,729,759	(15,527,497)
Net Income Attributable to Non-Controlling Interest	1,222,800	1,145,568	2,309,102	1,588,272
Net Income (Loss) Attributable To Green Thumb Industries Inc.	$22,051,991	$(12,909,505)	$32,420,657	$(17,115,769)
Net Income (Loss) per share - basic	$0.10	$(0.06)	$0.15	$(0.08)
Net Income (Loss) per share - diluted	$0.10	$(0.06)	$0.15	$(0.08)
Weighted average number of shares outstanding - basic	220,323,622	209,902,732	218,276,376	209,185,544
Weighted average number of shares outstanding - diluted	224,843,155	209,902,732	222,927,120	209,185,544

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, April 1, 2020	$990,290,509	$8,302,730	$16,587,798	$(164,697,854)	$2,322,334	$852,805,517
Noncontrolling interests adjustment for change in ownership	—	(5,700,000)	—	—	—	(5,700,000)
Issuance of shares under business combinations and investments	1,840,009	(2,000,000)	—	—	—	(159,991)
Distribution of Contingent Consideration	11,227,642	—	—	—	—	11,227,642
Distribution of deferred shares	1,307,798	—	(1,307,798)	—	—	—
Issuance of warrants	—	181,272	—	—	—	181,272
Exercise of options	146,104	61,568	—	—	—	207,672
Stock based compensation	—	5,700,142	—	—	—	5,700,142
Distributions to third party and limited liability company unit holders	—	—	—	—	(1,099,998)	(1,099,998)
Net (loss) income	—	—	—	(12,909,505)	1,145,568	(11,763,937)
Balance, June 30, 2020	$1,004,812,062	$6,545,712	$15,280,000	$(177,607,359)	$2,367,904	$851,398,319
Balance, January 1, 2020	$980,638,701	$3,960,854	$16,587,798	$(160,491,590)	$2,512,913	$843,208,676
Noncontrolling interests adjustment for change in ownership	—	(5,700,000)	—	—	—	(5,700,000)
Contributions from limited liability company unit holders	—	—	—	—	50,000	50,000
Issuance of shares under business combinations and investments	2,524,560	(2,678,489)	—	—	—	(153,929)
Distribution of Contingent Consideration	20,194,899	—	—	—	—	20,194,899
Distribution of deferred shares	1,307,798	—	(1,307,798)	—	—	—
Issuance of warrants	—	181,272	—	—	—	181,272
Exercise of options	146,104	61,568	—	—	—	207,672
Stock based compensation	—	10,773,884	—	—	—	10,773,884
Distributions to third party and limited liability company unit holders	—	(53,377)	—	—	(1,783,281)	(1,836,658)
Net (loss) income	—	—	—	(17,115,769)	1,588,272	(15,527,497)
Balance, June 30, 2020	$1,004,812,062	$6,545,712	$15,280,000	$(177,607,359)	$2,367,904	$851,398,319

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, April 1, 2021	$1,236,987,614	$(2,788,150)	$751,988	$(135,129,957)	$2,948,398	$1,102,769,893
Issuance of shares under business combinations and investments	56,754,956	—	—	—	—	56,754,956
Issuance of deferred shares	—	—	7,813,719	—	—	7,813,719
Exercise of options, RSUs and warrants	15,316,754	(11,984,008)	—	—	—	3,332,746
Warrants and shares issued in association with notes payable	270,660	22,258,608	—	—	—	22,529,268
Shares issued for settlement of business dispute	7,135,200	—	—	—	—	7,135,200
Stock based compensation	—	5,672,683	—	—	—	5,672,683
Distributions to limited liability company unit holders	—	—	—	—	(125,309)	(125,309)
Net income	—	—	—	22,051,991	1,222,800	23,274,791
Balance, June 30, 2021	$1,316,465,184	$13,159,133	$8,565,707	$(113,077,966)	$4,045,889	$1,229,157,947
Balance, January 1, 2021	$1,048,640,398	$4,893,153	$2,587,317	$(145,498,623)	$3,537,096	$914,159,341
Issuance of shares under business combinations and investments	57,793,263	(38,307)	—	—	—	57,754,956
Shares issued as contingent consideration	12,672,681	—	—	—	—	12,672,681
Issuance of deferred shares	—	—	7,813,719	—	—	7,813,719
Distribution of deferred shares	1,825,597	—	(1,835,329)	—	—	(9,732)
Issuance of registered shares pursuant to Form S-1	155,803,084	(304,944)	—	—	—	155,498,140
Exercise of options, RSUs and warrants	32,324,301	(23,352,715)	—	—	—	8,971,586
Warrants and shares issued in association with notes payable	270,660	22,258,608	—	—	—	22,529,268
Shares issued for settlement of business dispute	7,135,200	—	—	—	—	7,135,200
Stock based compensation	—	9,703,338	—	—	—	9,703,338
Distributions to limited liability company unit holders	—	—	—	—	(1,800,309)	(1,800,309)
Net income	—	—	—	32,420,657	2,309,102	34,729,759
Balance, June 30, 2021	$1,316,465,184	$13,159,133	$8,565,707	$(113,077,966)	$4,045,889	$1,229,157,947

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) attributable to Green Thumb Industries Inc.	$32,420,657	$(17,115,769)
Net income attributable to non-controlling interest	2,309,102	1,588,272
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,066,413	26,945,085
Amortization of operating lease assets	16,027,698	12,430,640
Loss on extinguishment of debt	9,881,847	—
Loss on disposal of property and equipment	64,340	4,155
Earnings from equity method investments	(1,646,373)	(550,000)
Bad debt expense	5,983	318,896
Deferred income taxes	1,042,097	(593,000)
Stock-based compensation	9,703,338	10,773,886
(Increase) decrease in fair value of investments	(18,754,321)	17,035
Interest on contingent consideration payable and acquisition liabilities	—	769,217
Increase in fair value of contingent consideration	412,949	17,565
Increase (decrease) in fair value of warrants	8,010,750	(1,120,343)
Shares issued for settlement of business dispute	7,135,200	—
Decrease in fair value of note receivable	—	815,937
Amortization of debt discount	2,763,857	2,959,016
Changes in operating assets and liabilities:
Accounts receivable	(2,793,377)	(2,535,533)
Inventories	(10,373,446)	(7,950,215)
Prepaid expenses and other current assets	(6,303,131)	2,858,221
Deposits and other assets	(1,397,536)	977,444
Accounts payable	(6,074,449)	3,174,865
Accrued liabilities	3,995,523	5,820,802
Operating lease liabilities	(12,586,379)	(7,928,586)
Income tax payable	(15,613,880)	28,572,736
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,296,862	60,250,326
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(44,157,853)	(34,033,957)
Proceeds from disposal of assets	60,000	11,799,025
Investments in securities	(18,135,615)	—
Proceeds from sale of investments	18,417,089	—
Purchase of businesses, net of cash acquired	233,227	—
NET CASH USED IN INVESTING ACTIVITIES	(43,583,152)	(22,234,932)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	—	50,000
Distributions to third parties and limited liability company unit holders	(1,800,309)	(1,836,658)
Distributions from unconsolidated subsidiaries	350,000	—
Net proceeds from issuance of registered shares pursuant to Form S-1	155,498,140	—
Proceeds from exercise of options and warrants	8,971,586	207,672
Proceeds from issuance of notes payable	175,500,047	—
Principal repayment of notes payable	(64,602,310)	(161,070)
Prepayment penalty and other costs associated with refinancing	(3,199,914)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	270,717,240	(1,740,056)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE IN CASH AND CASH EQUIVALENTS	275,430,950	36,275,338
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	83,757,785	46,667,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$359,188,735	$82,942,672

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,825,020	$6,048,116
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$13,808,012	$(3,564,688)
Noncash increase in right of use asset	$(10,781,445)	$(37,863,550)
Noncash increase in lease liability	$10,781,445	$37,863,550
Warrant issuance associated with note payable	$22,529,268	$753,658
Mortgages associated with dispensaries	$—	$1,814,000
Liability for purchase of noncontrolling interest	$—	$5,700,000
Liability associated with acquisition agreement	$—	$2,000,000
Issuance of contingent consideration	$13,672,681	$20,194,899
Deferred share issuances	$7,813,719	$—
Deferred share distributions	$(1,835,329)	$(1,707,941)
Issuance of shares under business combinations	$56,754,956	$—
Acquisitions
Inventory	$1,809,828	$—
Accounts receivable	502,767	—
Prepaid assets	118,027	—
Property and equipment	3,712,829	80,615
Right of use assets	12,267,252	—
Identifiable intangible assets	25,342,457	(145,000)
Goodwill	40,143,000	(2,003,275)
Deposits and other assets	350,000	603,988
Liabilities assumed	(1,093,460)	(1,302,604)
Lease liabilities	(12,267,252)	—
Equity interests issued	(64,568,675)	503,389
Acquisition liability	—	(228,813)
Deferred income taxes	(6,550,000)	2,491,700
	$(233,227)	$—
RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$359,188,735	$78,537,236
Restricted cash	—	4,405,436
TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICED CASH	$359,188,735	$82,942,672

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.       Overview and Basis of Presentation

(a)
Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”) a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, Rythm and The Feel Collection, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company owns and operates retail cannabis stores that include a rapidly growing national chain named Rise™ Dispensaries, all of which sell our products and third-party products. As of June 30, 2021, Green Thumb has revenue in twelve markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, and Pennsylvania), employs approximately 2,850 people and serves millions of patients and customers annually.

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

(b)
Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb Industries Inc. and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2020 Form 10-K. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021.

(c)
Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the Company’s 2020 annual report on Form 10-K.

(d)
Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (loss) attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of June 30, 2021, the Company had 5,819,363 options, 391,736 restricted stock units and 3,644,085 warrants outstanding. As of June 30, 2020, the Company had 5,857,045 options, 906,173 restricted stock units and 2,526,735 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1.       Overview and Basis of Presentation (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the exercise of dilutive unvested restricted stock units, stock options, and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended June 30, 2021, the computation of diluted earnings per share included 3,191,752 options, 234,042 restricted stock units and 1,093,739 warrants. For the six months ended June 30, 2021, the computation of diluted earnings per share included 3,279,087 options, 224,774 restricted stock units and 1,146,883 warrants. No potentially dilutive common share equivalents were included in the computation of diluted loss per share for the three and six months ended June 30, 2020 because their impact was anti-dilutive.

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
(g)
Coronavirus Pandemic

In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants, “COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the first six months of 2021, the uncertain nature of the spread of COVID-19 and the uncertainty of the impact of nationwide vaccine programs may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners, and the Company’s continued designation as an “essential” business in states where the Company does business that currently or in the future impose restrictions on its business operations.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2.       INVENTORIES

The Company’s inventories include the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw Material	$8,630,042	$6,372,659
Packaging and Miscellaneous	7,687,302	8,592,153
Work in Process	31,560,037	25,488,806
Finished Goods	34,951,236	30,821,392
Reserve for Obsolete Inventory	(1,102,390)	(1,732,057)
Total Inventories	$81,726,227	$69,542,953

3.       PROPERTY AND EQUIPMENT

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Buildings and Improvements	$53,231,046	$51,557,405
Equipment, Computers and Furniture	61,635,098	49,097,109
Leasehold Improvements	103,233,931	88,607,252
Capitalized Interest	3,774,589	2,988,681
Total Property and Equipment	221,874,664	192,250,447
Less: Accumulated Depreciation	(33,298,775)	(24,192,900)
Property and Equipment, net	188,575,889	168,057,547
Land	5,510,945	2,879,376
Assets Under Construction	47,373,375	18,988,954
Property and equipment, net	$241,460,209	$189,925,877

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three and six months ended June 30, 2021 totaled $5,253,672 and $10,020,023, respectively of which $3,212,413 and $6,091,642, respectively, is included in cost of goods sold. Depreciation expense for the three and six months ended June 30, 2020 totaled $5,402,980 and $9,189,985, respectively of which $2,582,435 and $5,260,162, respectively, is included in cost of goods sold.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. ACQUISITIONS

The Company has determined that the below acquisitions are business combinations under Accounting Standards Codification ("ASC") 805, Business Combinations.  They are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill.  Operating results have been included in these consolidated financial statements from the date of the acquisition.  Supplemental pro forma financial information has not been presented as the impact was not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company.

(a)
2021 Business Acquisitions

(i)
Acquisition of Liberty Compassion Inc.

On June 1, 2021, the Company acquired 100% of the ownership interests of Liberty Compassion Inc. ("Liberty"), a Massachusetts-based medical cannabis cultivator and retailer, for the purposes of expanding the Company's operational capacity in the Massachusetts market. The acquisition was an all stock transaction whereby consideration was satisfied through the issuance of 2,146,565 Subordinate Voting Shares (including 259,765 deferred shares) valued at approximately $64.6 million, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction.

The Company completed a preliminary allocation of the purchase price of the assets acquired and liabilities assumed. The preliminary valuation was based on management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill. Acquisition related costs associated with the transaction were not material. The following table summarizes the initial accounting estimates:

Liberty Compassion, Inc.
Cash	$233,227
Inventory	1,809,828
Accounts receivable	502,767
Prepaid expenses	118,027
Property and equipment, net	3,712,829
Right-of-use asset, net	12,267,252
Deposits and other assets	350,000
Intangible assets, net:
Licenses and permits	25,342,457
Liabilities assumed	(1,093,460)
Lease liabilities	(12,267,252)
Deferred income tax liabilities	(6,550,000)
Total identifiable net assets	24,425,675
Goodwill (non-tax deductible)	40,143,000
Net assets	$64,568,675

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

At June 30, 2021 and December 31, 2020, intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Licenses and Permits	$366,784,694	$52,495,559	$314,289,135	$343,135,736	$41,993,595	$301,142,141
Trademarks	98,935,601	19,259,650	79,675,951	99,295,599	13,455,178	85,840,421
Customer Relationships	24,438,000	8,199,097	16,238,903	25,258,000	7,583,005	17,674,995
Non-Competition Agreements	2,565,000	1,230,889	1,334,111	2,585,480	1,001,003	1,584,477
Total Intangible Assets	$492,723,295	$81,185,195	$411,538,100	$470,274,815	$64,032,781	$406,242,034

The Company recorded amortization expense for the three and six months ended June 30, 2021 of $9,819,320 and $20,046,391, respectively. The Company recorded amortization expense for the three and six months ended June 30, 2020 of $8,836,933 and $17,755,100, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2021:

Year Ending December 31,	Estimated Amortization
Remainder of 2021	$19,473,991
2022	40,173,612
2023	40,170,835
2024	39,589,501
2025	39,491,835
Thereafter	232,638,326
$411,538,100

As of June 30, 2021, the weighted average amortization period remaining for intangible assets was 11.74 years.

Goodwill

At June 30, 2021 and December 31, 2020 the balances of goodwill, by segment, consisted of the following:

	December 31, 2020	Acquisition of Liberty Compassion Inc.	June 30, 2021
Retail	$130,680,935	$8,028,600	$138,709,535
Consumer Package Goods	252,016,532	32,114,400	284,130,932
Total Goodwill	$382,697,467	$40,143,000	$422,840,467

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6.       INVESTMENTS

As of June 30, 2021 and December 31, 2020, the Company held various equity interests in privately held cannabis companies as well as investments in convertible notes which had a combined fair value of $41,725,403 and $40,794,806 as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value, at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments during the six months ended June 30, 2021 and year ending December 31, 2020:

	June 30, 2021	December 31, 2020
Beginning	$40,794,806	$14,068,821
Additions	18,135,615	525,000
Disposals	(18,417,089)	(169,818)
Fair value adjustment	18,754,321	26,370,803
Transfers out	(17,542,250)	—
Ending	$41,725,403	$40,794,806

On January 15, 2021, the Company sold approximately half of its equity interest in a privately held entity for $18,112,500 in cash. Subsequently, the privately held entity became publicly traded and Green Thumb recorded fair value adjustments on the equity interest of $13,517,189 based on the trading price of the securities during each of the three and six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the fair value of the equity interest was $32,653,878 and $37,249,189, respectively.

Separately, during the second quarter, the Company made an additional investment in a privately held entity in the amount of $12,335,635, recorded fair value adjustments of $4,110,378 and obtained representation on the entity's board of directors. Given Green Thumb's cumulative ownership interest and representation on the entity's board of directors, it was determined that the Company could exert significant influence over the entity. As of June 30, 2021, the Company reclassified its investment in the privately held entity to investment in associates on the unaudited interim condensed consolidated balance sheets and began accounting for the investment as an equity method investment.

Unrealized gains and (losses) recognized on equity investments held during the three and six months ended June 30, 2021and 2020 were $18,351,672 and $18,733,067and $198,572 and $(17,035), respectively.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three and six months ended June 30, 2021 the company recorded operating lease expense of $8,276,399 and $16,027,698 compared to operating lease expense of $8,173,125 and $12,430,640 for the three and six months ended June 30, 2020.

Other information related to operating leases as of and for the six months ended June 30, 2021 and year ending December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted avgerage remaining lease term (years)	11.95	12.10
Weighted average discount rate	13.97%	13.70%

Maturities of lease liabilities for operating leases as of June 30, 2021 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
Remainder of 2021	$14,431,765	$658,811	$15,090,576
2022	29,923,298	749,125	30,672,423
2023	30,454,945	197,328	30,652,273
2024	29,722,890	305,087	30,027,977
2025	27,470,590	322,874	27,793,464
2026 and Thereafter	277,789,291	178,713	277,968,004
Total Lease Payments	409,792,779	2,411,937	412,204,716
Less: Interest	(238,783,784)	(1,421,187)	(240,204,971)
Present Value of Lease Liability	$171,008,995	$990,750	$171,999,745

(b)
Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for certain facilities in Florida, Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns certain facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is indirectly owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three and six months ended June 30, 2021, the Company recorded lease expense of $300,229 and $595,432, respectively, associated with these leasing arrangements. For the three and six months ended June 30, 2020, the Company recorded lease expense of $386,787 and $734,323, respectively associated with these leases.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8.       NOTES PAYABLE

At June 30, 2021 and December 31, 2020, notes payable consisted of the following:

	June 30, 2021	December 31, 2020
Charitable Contributions [1]	$1,331,053	$717,430
Private placement debt dated May 22, 2019 [2]	—	94,955,094
Private placement debt dated April 30, 2021[3]	192,975,932	—
Mortgage notes [4]	3,310,861	3,382,455
Total notes payable	197,617,846	99,054,979
Less: current portion of notes payable	(581,436)	(341,983)
Notes payable, net of current portion	$197,036,410	$98,712,996

____________________

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50,000 through October 2024 and $200,000 per year through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%

2 On May 22, 2019, the Company issued private placement debt in an original amount of $105,466,429 with an interest rate of 12.00%, maturing on May 22 2023. The debt was issued at a discount, the carrying value of which was $9,045,187 and $10,511,335 as of April 30, 2021, just prior to repayment, and December 31, 2020, respectively.

3 The April 30, 2021 private placement debt was issued in an original amount of $216,734,258 with an interest rate of 7.00%, maturing on April 30, 2024. The debt was issued at a discount, the carrying value of which was $23,758,326 as of June 30, 2021.

4 Mortgage notes, in the original amount of $3,607,000 were issued by the Company in connection with various Retail dispensaries. These mortgage notes mature between August 20, 2025 and June 5, 2035 and were issued at a discount, the carrying value of which was $168,181 and $174,223, and are presented net of principal payments of $127,958 and $50,322 as of June 30, 2021 and December 31, 2020, respectively.

(a)
April 30, 2021 Private Placement Financing

On April 30, 2021, the Company closed a $216,734,258 Senior Secured non-brokered private placement financing through the issuance of senior secured notes (the “Notes”). The Company used the proceeds to retire the Company’s existing $105,466,429, senior secured notes due May 22 2023 and the remaining proceeds for general working capital purposes as well as various growth initiatives. The Notes have a maturity date of April 30, 2024 and bear interest from the date of issue of 7.00% per annum, payable quarterly, with an option, at the discretion of the Company, to extend for an additional 12 months. The financing permits the Company to borrow an additional $33,265,742 over the next twelve months. The purchasers of the Notes also received 1,459,044 warrants (the “Warrants”) which allow the holder to purchase one Subordinate Voting Share at an exercise price of $32.68 per share, for a period of 60 months from the date of issue.

The refinancing of the Notes involved multiple lenders who were considered members of a loan syndicate. In determining whether the refinancing of the Notes should be accounted for as a debt extinguishment or a debt modification, the Company considered whether, prior to and following the refinancing, creditors remained the same or changed, and whether the changes in debt terms were substantial. A change in the terms of the Notes was considered to be substantial if the present value of the remaining cash flows under the April 30, 2021 Notes were at least 10% different from the present value of the remaining cash flows under the May 22, 2019 Notes (commonly referred to as the “10% Test”). The Company performed a separate 10% Test for each individual lender participating in the loan syndication. Of the 30 lenders who participated in the original financing of the May 22, 2019 Notes, 18 were accounted for as a debt extinguishment, while 12 were treated as a modification. Additionally, 9 new lenders joined the loan syndicate.

(b)
Related Parties

The Notes are held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chief Executive Officer and a director of the Company (held through KP Capital, LLC and Outsiders Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (held through AG Funding Group, LLC); Anthony Georgiadis, the Chief Financial Officer and a director of the Corporation (held through Three One Four Holdings, LLC); and Anthony Georgiadis and William Gruver, a director of the Corporation (held through ABG, LLC).

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9.       WARRANTS

As part of the Company’s private placement financing as well as other financing arrangements, the Company issued warrants to related parties, as well as unrelated third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number warrants outstanding as of June 30, 2021 and December 31, 2020:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as at December 31, 2020	2,485,794	C$	18.45	3.40	35,000	$9.10	3.93
Warrants Issued	—		—	—	1,459,044	32.68	4.84
Warrants Exercised	(226,271)		18.01	3.01	—	—	—
Warrants Expired	(109,482)		22.90	1.28	—	—	—
Balance as at June 30, 2021	2,150,041	C$	18.27	2.92	1,494,044	$32.13	4.81

(a)
Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at June 30, 2021 and December 31, 2020:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	June 30, 2021	December 31, 2020	Change
Bridge Financing Warrants	C$22.90	109,482	$1,789,250	$2,544,500	$(755,250)
Private Placement Financing Warrants	C$19.39	1,641,301	35,613,000	28,756,500	6,856,500
Modification Warrants	C$12.04	323,910	8,198,500	6,630,000	1,568,500
Additional Modification Warrants	C$14.03	75,348	1,864,000	1,523,000	341,000
Totals		2,150,041	$47,464,750	$39,454,000	$8,010,750

During the three and six months ended June 30, 2021 and 2020, the Company recorded a loss of $2,160,079 and $8,010,750, and a loss of $6,262,500 and a gain of $1,120,343, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 14 - Fair Value Measurements for additional details):

	June 30,	December 31,
Significant Assumptions	2021	2020
Volatility	62.80% - 77.17%	72.19% - 79.10%
Remaining Term	1.28 - 3.89 years	1.78 - 4.39 years
Risk Free Rate	0.44% - 0.79%	0.20% - 0.28%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9.       WARRANTS (Continued)

(b)
Equity Classified Warrants Outstanding

The following table summarizes the fair value of the equity classified warrants at June 30, 2021 and December 31, 2020:

			Fair Value
		Warrants	June 30,	December 31,
Warrants Included in Contributed Surplus	Strike Price	Outstanding	2021	2020
Dispensary Mortgage Warrants	$9.10	35,000	$181,272	$181,272
Private Placement Refinancing Warrants	$32.68	1,459,044	22,258,608	—
Totals		1,494,044	$22,439,880	$181,272

The equity warrants were valued as of the date of issuance using a Black Scholes Option Pricing model. The following table summarizes the significant assumptions used in determining the fair value of the warrants as of each respective issuance date:

Significant Assumptions	Private Placement Refinancing Warrants	Dispensary Mortgage Warrants
Date of Issuance	April 30, 2021	June 5, 2020
Volatility	73%	80%
Estimated Term	4 years	5 years
Risk Free Rate	0.74%	0.37%

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

(a)
Authorized

The Company has the following classes of share capital, with each class having no par value:

(i)
Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the six months ended June 30, 2021, the shareholders of the Company converted 635 Multiple Voting Shares into 63,500 Subordinate Voting Shares and 11,000 Super Voting Shares into 1,100,000 Subordinate Voting Shares.

(ii)
Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At June 30, 2021, the Company had 39,654 issued and outstanding Multiple Voting Shares, which convert into 3,965,400 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the six months ended June 30, 2021, the shareholders of the Company converted 635 Multiple Voting Shares into 63,500 Subordinate Voting Shares.

(iii)
Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At June 30, 2021, the Company had 301,031 issued and outstanding Super Voting Shares which convert into 30,103,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the six months ended June 30, 2021, the shareholders of the Company converted 11,000 Super Voting Shares into 1,100,000 Subordinate Voting Shares.

(b)
Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at December 31, 2020	178,113,221	40,289	312,031
Issuance of common shares pursuant to S-1	4,693,991	—	—
Issuance of shares under business combinations and investments	1,917,214	—	—
Distribution of contingent consideration	412,744	—	—
Distribution of deferred shares	146,315	—	—
Issuance of shares upon exercise of options and warrants	783,415	—	—
Issuances of shares upon vesting of RSUs	307,768	—	—
Shares issued in association with notes payable	8,514	—	—
Shares issued for settlement of business dispute	240,000	—	—
Exchange of shares	1,163,500	(635)	(11,000)
As at June 30, 2021	187,786,682	39,654	301,031

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.       SHARE CAPITAL

(b)     Issued and Outstanding (Continued)

(i)
Issuance of Shares Under Business Combinations and Investments

GTI New Jersey, LLC

In connection with the Company’s April 23, 2019 acquisition of the non-controlling interest in GTI New Jersey, LLC, the Company agreed to award the previous minority shareholders of the entity up to $3,000,000 in Subordinate Voting Shares. On May 7, 2020, the Company received approval from the New Jersey Department of Health to begin buildout of an additional retail dispensary. As of that date, the Company recorded a current obligation of $2,000,000 representing the maximum value of the shares to be issuable to the former minority shareholders of GTI New Jersey, LLC. On March 15, 2021, one of the retail dispensaries, located in Paramus, New Jersey, was successfully opened. As a result, the Company issued 30,414 Subordinate Voting Shares to the former minority shareholders of GTI New Jersey, LLC. The shares had a fair value of $1,038,307 on the date of issuance. As of June 30, 2021, and December 31, 2020, the Company carried an obligation of $1,000,000 and $2,000,000, respectively, associated with the retail dispensary agreement with the former minority shareholders of GTI New Jersey, LLC.

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

As of June 30, 2021 and December 31, 2020, the estimated fair value of the contingent consideration associated with the acquisition of Integral Associates, LLC, which was valued using a probability weighting of the potential payouts, was $14,850,000 and $27,100,000, respectively of which $4,950,000, in each period, was recorded as a non-current liability.

(iii)
Distribution of Deferred Shares

For Success Holding Company

As part of the consideration exchanged in the Company’s 2019 acquisition of For Success Holding Company, deferred shares were held back for a period of twenty-four months from the close of the transaction. On February 22, 2021, the Company issued 146,315 Subordinate Voting Shares with a value of $1,825,597 in connection with the Company’s 2019 acquisition of For Success Holding Company. The issuance of the deferred shares represented the final payout to the former owners of For Success Holding Company and resulted in the cancelation of 780 shares valued at $9,732 representing certain reimbursable costs incurred by the Company.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.       SHARE CAPITAL (Continued)

(b)     Issued and Outstanding (Continued)

(iv)
Issuance of Registered Shares Pursuant to S-1

On February 8, 2021, the SEC declared effective the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,074 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000,030. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803,054. The Company intends to use the net proceeds from the sale of securities for general corporate purposes, which may include capital expenditures, working capital and general and administrative expenses. The Company may also use a portion of the net proceeds to acquire or invest in business and products that are complimentary to the Company’s own business and products. Additionally, the Company incurred legal, audit and other professional fees of $304,944 associated the issuance of the registered shares. Such fees have been recorded within contributed surplus (deficit) within the Company’s unaudited interim condensed consolidated statement of shareholders’ equity.

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

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price C$	Weighted Avereage Remaining Contractual Life	Aggregate Intrinsic Value
Balance as at December 31, 2020	5,664,406	11.91	4.39	$85,408,034
Granted	1,095,544	37.32	4.66
Exercised	(557,144)	13.13		10,968,914
Forfeited	(383,443)	12.59
Balance as at June 30, 2021	5,819,363	16.53	4.05	$114,062,498
Vested	2,635,677	12.72
Exercisable at June 30, 2021	1,852,007	12.42	4.01	$42,582,624

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.       SHARE CAPITAL (Continued)

(c)      Stock-Based Compensation (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2021 and December 31, 2020, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2021 and December 31, 2020. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the six months ended June 30, 2021 and 2020:

		Six Months Ended June 30,
		2021		2020
Weighted average grant date fair value (per share) of stock option units granted (C$)	C$	14.80	C$	4.41
Intrinsic value of stock option units exercised, using market price at vest date (US$)		$10,968,914		$24,293

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the six months ended June 30, 2021 and the year ended December 31, 2020, using the following ranges of assumptions:

	June 30,	December 31,
	2021	2020
Risk-free interest rate	0.33% - 0.74%	0.31% - 1.37%
Expected dividend yield	0%	0%
Expected volatility	73%	80%
Expected option life	3 - 3.5 years	3 - 5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of June 30, 2021 and December 31, 2020 and the changes during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value (C$)
Nonvested Shares at December 31, 2020	689,340	16.77
Granted	89,666	38.37
Forfeited	(79,502)	14.99
Vested	(307,768)	21.39
Nonvested Shares at June 30, 2021	391,736	18.55

The following table summarizes the weighted average grant date fair value and total fair value of RSUs vested for the six months ended June 30, 2021 and 2020:

		Six Months Ended June 30,
		2021		2020
Weighted average grant date fair value (per share) of granted (C$)	C$	38.37	C$	10.87
Intrinsic value of RSUs vested, using market price at vest date (US$)		$9,254,928		$650,463

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10.       SHARE CAPITAL (Continued)

(c)      Stock-Based Compensation (Continued)

The stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Stock options expense	$3,709,080	$2,904,127	$6,337,938	$5,595,284
Restricted Stock Units	1,963,603	2,796,017	3,365,400	5,178,602
Total Stock Based Compensation Expense	$5,672,683	$5,700,144	$9,703,338	$10,773,886

As of June 30, 2021, $28,327,907 of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.05 years.

11.       INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before Income Taxes	$53,301,523	$3,614,778	$95,612,669	$13,000,218
Income Tax Expense	30,026,732	15,378,715	60,882,910	28,527,715
Effective Tax Rate	56.3%	425.4%	63.7%	219.4%

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

The effective tax rate for the three and six months ended June 30, 2021 varies widely from the three and six months ended June 30, 2020, primarily due to the reduction in non deductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits were approximately $16.8 million and $10.3 million as of June 30, 2021 and December 31, 2020, respectively, recorded within Deferred Income Taxes.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

Taxes paid during the six months ended June 30, 2021 and 2020 were $75,454,693 and $541,264, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12.       OTHER INCOME (EXPENSE)

For the three and six months ended June 30, 2021 and 2020 other income (expense) was comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Fair value adjustments on equity investments	$18,287,762	$198,572	$18,679,321	$(17,035)
Loss on extinguishment of debt	(9,881,847)	—	(9,881,847)	—
Fair value adjustments on variable note receivable	—	(5,600)	—	(815,937)
Fair value adjustments on warrants issued	(2,160,079)	(6,262,500)	(8,010,750)	1,120,343
Fair value adjustments on contingent consideration	—	(188,555)	(412,949)	(17,565)
Earnings from equity method investments	1,023,280	300,000	1,646,373	550,000
Other	(438,839)	240,656	(339,688)	248,877
Total Other Income (expense)	$6,830,277	$(5,717,427)	$1,680,460	$1,068,683

13.       COMMITMENTS AND CONTINGENCIES

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

(a)
Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at June 30, 2021 and December 31, 2020, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)
Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2021 and December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)
Construction Commitments

As of June 30, 2021, the Company held approximately $48,510,000 of open construction commitments to contractors on work being performed.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and accrued liabilities, notes payable, warrant liability, and contingent consideration payable.

For the Company's long-term notes payable (which consist of charitable contributions, private placement debt and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at June 30, 2021 and December 31, 2020 was $197,617,846 and $99,054,979, which includes $581,436 and $341,983, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$359,188,735	$—	$—	$359,188,735
Investments	33,667,924	—	8,057,479	41,725,403
Contingent Consideration Payable	—	—	(14,850,000)	(14,850,000)
Warrant Liability	—	—	(47,464,750)	(47,464,750)
	$392,856,659	$—	$(54,257,271)	$338,599,388

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$83,757,785	$—	$—	$83,757,785
Investments	923,581	—	39,871,225	40,794,806
Contingent Consideration Payable	—	—	(27,100,000)	(27,100,000)
Warrant Liability	—	—	(39,454,000)	(39,454,000)
	$84,681,366	$—	$(26,682,775)	$57,998,591

As of December 31, 2020, the Company held an investment in a privately held entity that became a publicly traded company during the three months ended June 30, 2021. As a result, the Company received shares of the publicly traded entity in exchange for the shares in the privately held entity. The transaction resulted in a transfer of the investment from Level 3 to Level 1. As of June 30, 2021 and December 31, 2020 the fair value of the investment was $32,653,878 and $37,249,189, respectively.

There were no transfers between fair value levels during the six months ended June 30, 2020.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15.     VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the unaudited interim condensed consolidated balance sheet as of June 30, 2021 and the consolidated balance sheet as of December 31, 2020. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”):

	June 30, 2021			December 31, 2020
	Chesapeake Alternatives,	Illinois	Other Non-material	Chesapeake Alternatives,	Illinois	Other Non-material
	LLC	Disp, LLC	VIEs	LLC	Disp, LLC	VIEs
Current assets	$—	$5,048,014	$2,456,440	$32,307,718	$3,738,868	$2,362,572
Non-current assets	—	3,465,136	2,140,394	3,367,360	3,657,392	2,281,839
Current liabilities	—	1,194,653	425,822	23,362,255	336,970	1,563,224
Non-current liabilities	—	438,213	741,753	768,573	461,926	783,356
Noncontrolling interests	—	3,440,142	509,624	—	3,173,683	267,289
Equity attributable to Green Thumb Industries Inc.	—	3,440,142	2,919,635	11,544,250	3,173,683	2,030,542

On December 31, 2020, the MSA for Chesapeake Alternatives, LLC was amended and restated to make GTI Maryland, LLC, the sole member of the entity. As a result, the remaining equity associated with the noncontrolling interest was closed to share capital of Green Thumb as of December 31, 2020.

The Following tables presents the summarized financial information about the Company’s VIEs which are included in the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021			June 30, 2020
	Chesapeake Alternatives,	Illinois	Other Non-material	Chesapeake Alternatives,	Illinois	Other Non-material
	LLC	Disp, LLC	VIEs	LLC	Disp, LLC	VIEs
Revenues	$—	$6,216,536	$3,822,263	$4,799,732	$5,164,316	$2,370,069
Net income attributable to noncontrolling interests	—	858,411	364,389	139,386	909,302	96,880
Net income attributable to Green Thumb Industries Inc.	—	858,411	473,408	1,639,408	909,301	306,999
Net income	$—	$1,716,822	$837,797	$1,778,794	$1,818,603	$403,879

	Six Months Ended
	June 30, 2021			June 30, 2020
	Chesapeake Alternatives,	Illinois	Other Non-material	Chesapeake Alternatives,	Illinois	Other Non-material
	LLC	Disp, LLC	VIEs	LLC	Disp, LLC	VIEs
Revenues	$—	$11,943,810	$7,133,546	$9,108,361	$7,945,931	$4,082,719
Net income attributable to noncontrolling interests	—	1,641,459	667,643	180,795	1,273,418	134,059
Net income attributable to Green Thumb Industries Inc.	—	1,641,458	889,096	2,778,471	1,273,418	366,372
Net income	$—	$3,282,917	$1,556,739	$2,959,266	$2,546,836	$500,431

As of June 30, 2021 and 2020, and December 31, 2020, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC and Meshow, LLC.

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

The below table presents revenues by type for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, Net of Discounts
Consumer Packaged Goods	$117,863,490	$56,331,517	$221,940,928	$102,653,545
Retail	150,115,879	87,541,572	280,224,597	163,503,022
Intersegment Eliminations	(46,107,557)	(24,233,165)	(85,863,129)	(43,914,041)
Total Revenues, net of discounts	$221,871,812	$119,639,924	$416,302,396	$222,242,526
Depreciation and Amortization
Consumer Packaged Goods	$8,412,964	$7,571,575	$16,413,911	$15,165,941
Retail	6,660,028	6,668,338	13,652,502	11,779,144
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$15,072,992	$14,239,913	$30,066,413	$26,945,085
Income Taxes
Consumer Packaged Goods	$13,206,447	$6,398,000	$30,493,541	$10,625,000
Retail	16,820,285	8,980,715	30,389,369	17,902,715
Intersegment Eliminations	—	—	—	—
Total Income Taxes	$30,026,732	$15,378,715	$60,882,910	$28,527,715

Goodwill assigned to the Consumer Packaged Goods segment as of June 30, 2021 and December 31, 2020 was $284,130,932 and $252,016,532, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of June 30, 2021 and December 31, 2020 was $222,098,783 and $211,303,718, respectively.

Goodwill assigned to the Retail segment as of June 30, 2021 and December 31, 2020 was $138,709,535 and $130,680,935, respectively. Intangible assets, net assigned to the Retail segment as of June 30, 2021 and December 31, 2020 was $189,439,317 and $194,938,316, respectively.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

17.       SUBSEQUENT EVENTS

(a) Virginia

On July 1, 2021, the Company acquired Dharma Pharmaceuticals LLC ("Dharma") a Virginia-based medical cannabis cultivator, processor and retailer for approximately $17 million in cash and 2,298,779 Subordinate Voting Shares valued at approximately $76 million (including 229,878 deferred shares) based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction. In addition, the purchase agreement also included contingent consideration up to $65 million in shares of Green Thumb and is dependent upon the achievement of certain milestones. To date, the Company has issued $6 million in shares to the former owners of Dharma associated with the achievement of one of the milestones. The Company has not yet completed the valuation of the acquired entity or related purchase accounting for the transaction.

(b) Rhode Island

On August 1, 2021, the Company acquired Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC, both of which have contractual interests in Summit Medical Compassion Center, Inc. a non-profit with vertically integrated cannabis operations in Rhode Island. Green Thumb exchanged 2,387,807 Subordinate Voting Shares valued at approximately $71 million (including 303,599 deferred shares) based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction. The Company has not yet completed the valuation of the acquired entity or related purchase accounting for the transaction.

ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and six months ended June 30, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2021 and the consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 18, 2021 (the “2020 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

COVID-19 Considerations

In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants “COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects and those of its variants are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in the face of this pandemic and other events.

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

During the first six months of 2021 the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 and its variants may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners and its continued designation as “essential” in states where it does business that currently or in the future impose restrictions on business operations.

For additional information on risk factors related to the pandemic or other risks that could impact Green Thumb’s results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of June 30, 2021, Green Thumb has operations across 12 U.S. markets, employs approximately 2,850 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including Beboe, Dogwalkers, Dr. Solomon’s, incredibles and Rythm. The Company distributes and markets these products primarily to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 14 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the 12 U.S. markets Green Thumb operates including Green Thumb’s own Rise and Essence dispensaries.

Green Thumb owns and operates a national cannabis retail chain called Rise™, and in the Las Vegas, Nevada and Pasadena, California areas, a chain of stores called Essence, which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise stores currently are located in eight of the states in which we operate (including Nevada). The Essence stores were acquired in connection with the 2019 acquisition of Integral Associates and are located in Nevada and beginning in March 2021, California. The Essence stores differ from the Rise stores mainly in geographic location. As of June 30, 2021, the Company had 58 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19 as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 and (ii) unaudited interim condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020 have been derived from, and should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
	2021	2020	2021	2020	$	%	$	%
Revenues, net of discounts	$221,871,812	$119,639,924	$416,302,396	$222,242,526	$102,231,888	85%	$194,059,870	87%
Cost of Goods Sold, net	(98,960,988)	(55,946,010)	(182,526,072)	(105,561,198)	(43,014,978)	(77)%	(76,964,874)	(73)%
Gross Profit	122,910,824	63,693,914	233,776,324	116,681,328	59,216,910	93%	117,094,996	100%
Total Expenses	72,055,473	49,643,211	131,386,724	95,077,968	22,412,262	45%	36,308,756	38%
Income From Operations	50,855,351	14,050,703	102,389,600	21,603,360	36,804,648	262%	80,786,240	374%
Total Other Income (Expense)	2,446,172	(10,435,925)	(6,776,931)	(8,603,142)	12,882,097	123%	1,826,211	21%
Income Before Provision for Income Taxes and Non-Controlling Interest	53,301,523	3,614,778	95,612,669	13,000,218	49,686,745	1,375%	82,612,451	635%
Provision for Income Taxes	30,026,732	15,378,715	60,882,910	28,527,715	14,648,017	95%	32,355,195	113%
Net Income (Loss) Before Non-Controlling Interest	23,274,791	(11,763,937)	34,729,759	(15,527,497)	35,038,728	298%	50,257,256	324%
Net Income Attributable to Non-Controlling Interest	1,222,800	1,145,568	2,309,102	1,588,272	77,232	7%	720,830	45%
Net Income (Loss) Attributable to Green Thumb Industries Inc.	$22,051,991	$(12,909,505)	$32,420,657	$(17,115,769)	$34,961,496	271%	$49,536,426	289%
Net Income (Loss) per share – basic	$0.10	$(0.06)	$0.15	$(0.08)	$0.16	263%	$0.23	282%
Net Income (Loss) per share – diluted	$0.10	$(0.06)	$0.15	$(0.08)	$0.16	259%	$0.23	278%
Weighted average number of shares outstanding – basic	220,323,622	209,902,732	218,276,376	209,185,544
Weighted average number of shares outstanding –diluted	224,843,155	209,902,732	222,927,120	209,185,544

	June 30, 2021	December 30, 2020
Total Assets	$1,792,634,415	$1,358,549,162
Long-Term Liabilities	$458,115,004	$325,101,386

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues, net of Discounts

Revenue for the three months ended June 30, 2021 was $221,871,812, up 85% from $119,639,924 for the three months ended June 30, 2020 driven by contributions from both Retail and Consumer Packaged Goods, largely due to continued growth in Illinois and Pennsylvania. Key performance drivers for the quarter are: launch of Cookies brand of cannabis products in Nevada, increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, and Pennsylvania and new store openings including acquired stores, particularly in Pennsylvania, Illinois and Connecticut. The Company generated revenue from 58 Retail locations during the quarter compared to 48 in the same quarter of the prior year. During the three months ended June 30, 2021, the Company acquired two new stores in Massachusetts. Since June 30, 2020, the Company acquired one retail store in Connecticut and two in Massachusetts that contributed to the increase in Retail revenues and opened seven new Retail locations in Pennsylvania, Illinois, California, Florida and New Jersey.

The key driver for the Consumer Packaged Goods revenue increase was the opening of one cultivation and processing facility in Illinois as well as the expansion of sales of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada, New Jersey and Connecticut due to increased scale and efficiency. The Company also added one cultivation and processing facility through the acquisition of Liberty during the three months ended June 30, 2021.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended June 30, 2021 was $(98,960,988), up (77)% from $(55,946,010) for the three months ended June 30, 2020, driven by increased volume in open and operating retail stores; new and acquired retail store openings in Pennsylvania, Illinois and Connecticut and expansion of the consumer products sales primarily in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada and Connecticut as described above.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $122,910,824, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 55%. This is compared to gross profit for the three months ended June 30, 2020 of $63,693,914 or a 53% gross margin. The Company’s increase in gross margin percentage was mainly attributed to expanded capacity in the Company’s Consumer Packaged Goods segment. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended June 30, 2021 were $72,055,473 or 32% of revenues, net of discounts, resulting in an increase of $22,412,262. Total expenses for the three months ended June 30, 2020 were $49,643,211 or 41% of revenues, net of discounts.

The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of seven new and three acquired retail facilities over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for three months ended June 30, 2021 was $2,446,172, a change of $12,882,097, mainly due to unfavorable fair value adjustments associated with the Company’s warrant liability during the three months ended June 30, 2020.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for three months ended June 30, 2021 was $53,301,523, an increase of $49,686,745 compared to the three months ended June 30, 2020.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $5,672,683 and $5,700,144, adjusted operating EBITDA was $79,284,415 and $35,412,711 for the three months ended June 30, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2021, federal and state income tax expense totaled $30,026,732 compared to expense of $15,378,715 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues, net of Discounts

Revenue for the six months ended June 30, 2021 was $416,302,396, up 87% from $222,242,526 for the six months ended June 30, 2020 driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois and Pennsylvania. Key performance drivers for the period are: launch of Cookies brand of cannabis products in Nevada and increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania and new and acquired store openings, particularly in Pennsylvania, Illinois and Connecticut. The Company generated revenue from 58 Retail locations during the quarter compared to 48 in the same quarter of the prior year. During the six months ended June 30, 2021, the Company opened five new stores and acquired two stores. Since June 30, 2020, the Company acquired one retail store in Connecticut and two in Massachusetts that contributed to the increase in Retail revenues and opened seven new Retail locations in Pennsylvania, Illinois, California, Florida, and New Jersey.

The key driver for the Consumer Packaged Goods revenue increase was the opening of one cultivation and processing facility in Illinois as well as expansion of sales of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada and New Jersey due to increased scale and efficiency. The Company also added one cultivation and processing facility through the acquisition of Liberty during the three months ended June 30, 2021.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the six months ended June 30, 2021 was $182,526,072, up 73% from $105,561,198 for the six months ended June 30, 2020, driven by increased volume in open and operating retail stores; new retail store openings in Pennsylvania and Illinois and expansion of the consumer products sales primarily in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada and Connecticut as described above.

Gross Profit

Gross profit for the six months ended June 30, 2021 was $233,776,324, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 56%. This is compared to gross profit for the six months ended June 30, 2020 of $116,681,328 or a 53% gross margin. The Company’s increase in gross margin percentage was mainly attributed to expanded capacity in the Company’s Consumer Packaged Goods segment. The increase in gross profit was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the six months ended June 30, 2021 were $131,386,724 or 32% of revenues, net of discounts, resulting in an increase of $36,308,756. Total expenses for the six months ended June 30, 2020 were $95,077,968 or 43% of revenues, net of discounts.

The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of seven new and three acquired retail facilities over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for six months ended June 30, 2021 was $6,776,931 a change of $1,826,211, mainly due to a reduction in interest expense as a result of the Company's April 30, 2021 refinancing and an increase in earnings on the Company's equity method investments.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for six months ended June 30, 2021 was $95,612,669, an increase of $82,612,451 compared to the six months ended June 30, 2020.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $9,703,338 and $10,773,886, adjusted operating EBITDA was $150,639,696 and $60,957,635 for the three and six months ended June 30, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2021, federal and state income tax expense totaled $60,882,910 compared to expense of $28,527,715 for the six months ended June 30, 2020.

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Consumer Packaged Goods	$117,863,490	$56,331,517	$61,531,973	109%
Retail	150,115,879	87,541,572	62,574,307	71%
Intersegment Eliminations	(46,107,557)	(24,233,165)	(21,874,392)	90%
Total Revenues, Net of Discounts	$221,871,812	$119,639,924	$102,231,888	85%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Consumer Packaged Goods	$221,940,928	$102,653,545	$119,287,383	116%
Retail	280,224,597	163,503,022	116,721,575	71%
Intersegment Eliminations	(85,863,129)	(43,914,041)	(41,949,088)	96%
Total Revenues, Net of Discounts	$416,302,396	$222,242,526	$194,059,870	87%

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Revenues, net of discounts for the Retail segment were $150,115,879, an increase of $62,574,307 or 71%, compared to the three months ended June 30, 2020. The increase in Retail revenues, net of discounts, was primarily driven by increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, Nevada and Pennsylvania, as well as new store openings particularly in Pennsylvania.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $117,863,490, an increase of $61,531,973 or 109%, compared to the three months ended June 30, 2020. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Pennsylvania, Massachusetts and Nevada.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Revenues, net of discounts for the Retail segment were $280,224,597, an increase of $116,721,575 or 71%, compared to the six months ended June 30, 2020. The increase in Retail revenues, net of discounts, was primarily driven by increased store traffic to Green Thumb’s open and operating retail stores, particularly in Pennsylvania and Illinois, as well as new store openings particularly in Pennsylvania and Illinois.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $221,940,928, an increase of $119,287,383 or 116%, compared to the six months ended June 30, 2020. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Pennsylvania, Massachusetts, Nevada and New Jersey.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, incredibles, and Rythm, primarily to third-party retail customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the three and six months ended June 30, 2021, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania.

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

During the Six Months Ended June 30, 2021, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss) Before Non-Controlling Interest	$23,274,791	$(11,763,937)	$34,729,759	$(15,527,497)
Interest Income, net	(295,690)	(16,410)	(345,580)	(104,525)
Interest Expense, net	4,679,795	4,734,908	8,802,971	9,776,350
Provision For Income Taxes	30,026,732	15,378,715	60,882,910	28,527,715
Other (Income) Expense, net	(6,830,277)	5,717,427	(1,680,460)	(1,068,683)
Depreciation and amortization	15,072,992	14,239,915	30,066,413	26,945,085
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$65,928,343	$28,290,618	$132,456,013	$48,548,445
Stock-based compensation, non-cash	5,672,683	5,700,144	9,703,338	10,773,886
Acquisition, transaction and other non-operating costs	7,683,389	1,421,949	8,480,345	1,635,304
Adjusted Operating EBITDA (non-GAAP measure)	$79,284,415	$35,412,711	$150,639,696	$60,957,635

Liquidity, Financing Activities During the Period, and Capital Resources

As of June 30, 2021, and December 31, 2020 the Company had total current liabilities of $105,361,464 and $119,288,435, respectively, and cash and cash equivalents of $359,188,735 and $83,757,785, respectively to meet its current obligations. The Company had working capital of $376,258,084 as of June 30, 2021, an increase of $311,602,514 as compared to December 31, 2020. This increase in working capital was primarily driven by the $155,498,140 sale of registered Subordinate Voting Shares pursuant to the Company’s Registration Statement on Form S-1 as well as the Company's April 30, 2021 216,734,258 issuance of private placement debt. Partially offset by the repayment of 105,466,429.

In the first six months of 2021, Green Thumb generated revenue from all 12 of its markets: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Pennsylvania. The Company’s Consumer Packaged Goods revenue grew approximately 13%, net of discounts, during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021, primarily driven by organic growth across the Company’s Consumer Packaged Goods Business. The Company’s Retail revenue, net of discounts, increased 15% during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021, primarily driven by the launch of Cookies brand and increased transaction activity across the Company’s 58 Retail store footprint.

The Company is an early-stage growth company, generating cash from revenues deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier and investor and industry relations.

While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first six months of 2021, the uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain and our continued designation as an “essential” business in states where we do business that currently or in the future impose restrictions on business operations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2021 and 2020, were as follows:

	Six Months Ended June 30,
	2021	2020
Net Cash provided by Operating Activities	$48,296,862	$60,250,326
Net Cash Used in Investing Activities	$(43,583,152)	$(22,234,932)
Net Cash provided by (used in) Financing Activities	$270,717,240	$(1,740,056)

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4.        CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures

The Company evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

ITEM 2.        UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Please see the Company's Current Report on Form 8-K filed with the SEC on July 2, 2021.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

The following exhibits are filed with this report:

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with Inline XBRL File)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: August 12, 2021

GREEN THUMB INDUSTRIES INC.

/s/Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: August 12, 2021