Form 10-Q
period 2021-09-30
Green Thumb Industries Inc.
filed 2021-11-12
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 194,781,223 shares of the registrant’s Subordinate Voting Shares, 3,965,400 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 29,503,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

(Amounts Expressed in United States Dollars)

	September 30,	December 31,
	2021	2020
		(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$285,792,378	$83,757,785
Accounts Receivable	25,484,379	21,414,987
Inventories	92,981,561	69,542,953
Prepaid Expenses	11,159,708	6,445,393
Other Current Assets	5,333,213	2,782,887
Total Current Assets	420,751,239	183,944,005
Property and Equipment, Net	325,302,931	189,925,877
Right of Use Assets, Net	174,140,812	140,382,781
Investments	50,627,826	40,794,806
Investment in Associate	30,067,409	12,669,963
Intangible Assets, Net	549,184,352	406,242,034
Goodwill	597,483,954	382,697,467
Deposits and Other Assets	2,870,954	1,892,229
TOTAL ASSETS	$2,150,429,477	$1,358,549,162
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$9,811,144	$20,503,572
Accrued Liabilities	78,700,095	56,288,729
Current Portion of Notes Payable	777,275	341,983
Current Portion of Lease Liabilities	7,604,460	3,862,110
Contingent Consideration Payable	68,148,188	22,150,000
Income Tax Payable	260,621	16,142,041
Total Current Liabilities	165,301,783	119,288,435
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	180,857,800	146,426,760
Notes Payable, Net of Current Portion and Debt Discount	205,760,797	98,712,996
Contingent Consideration Payable	39,876,234	4,950,000
Warrant Liability	34,003,000	39,454,000
Deferred Income Taxes	79,515,045	35,557,630
TOTAL LIABILITIES	705,314,659	444,389,821
COMMITMENTS AND CONTINGENCIES
SHARE HOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2021: Unlimited, 194,383,883, and 194,383,883, respectively, at December 31, 2020: Unlimited, 178,113,221, and 178,113,221, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2021: Unlimited, 39,654 and 39,654, respectively, at December 31, 2020: Unlimited, 40,289 and 40,289, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2021: Unlimited, 295,031 and 295,031, respectively, at December 31, 2020: Unlimited, 312,031 and 312,031, respectively)	—	—
Share Capital	1,500,863,236	1,048,640,398
Contributed Surplus	8,578,127	4,893,153
Deferred Share Issuances	28,645,809	2,587,317
Accumulated Deficit	(92,868,812)	(145,498,623)
Equity of Green Thumb Industries Inc.	1,445,218,360	910,622,245
Noncontrolling interests	(103,542)	3,537,096
TOTAL SHAREHOLDERS' EQUITY	1,445,114,818	914,159,341
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,150,429,477	$1,358,549,162

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net of discounts	$233,676,881	$157,103,841	$649,979,277	$379,346,367
Cost of Goods Sold, net	(104,159,371)	(70,146,676)	(286,685,443)	(175,707,874)
Gross Profit	129,517,510	86,957,165	363,293,834	203,638,493
Expenses:
Selling, General, and Administrative	71,448,927	49,745,979	202,835,651	144,823,947
Total Expenses	71,448,927	49,745,979	202,835,651	144,823,947
Income From Operations	58,068,583	37,211,186	160,458,183	58,814,546
Other Income (Expense):
Other Income, net	8,124,613	6,432,883	9,805,073	7,501,566
Interest Income, net	328,018	5,397	673,598	109,922
Interest Expense, net	(7,616,449)	(4,460,125)	(16,419,420)	(14,236,475)
Total Other Income (Expense)	836,182	1,978,155	(5,940,749)	(6,624,987)
Income Before Provision for Income Taxes And Non-Controlling Interest	58,904,765	39,189,341	154,517,434	52,189,559

Provision For Income Taxes	37,319,988	28,436,332	98,202,898	56,964,047
Net Income (Loss) Before Non-Controlling Interest	21,584,777	10,753,009	56,314,536	(4,774,488)
Net Income Attributable to Non-Controlling Interest	1,375,623	1,109,080	3,684,725	2,697,352
Net Income (Loss) Attributable To Green Thumb Industries Inc.	$20,209,154	$9,643,929	$52,629,811	$(7,471,840)
Net Income (Loss) per share - basic	$0.09	$0.04	$0.24	$(0.04)
Net Income (Loss) per share - diluted	$0.08	$0.04	$0.23	$(0.04)
Weighted average number of shares outstanding - basic	226,529,671	211,990,405	221,059,870	210,127,323
Weighted average number of shares outstanding - diluted	230,879,437	214,212,292	225,411,773	210,127,323

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, July 1, 2020	$1,004,812,062	$6,545,712	$15,280,000	$(177,607,359)	$2,367,904	$851,398,319
Noncontrolling interests adjustment for change in ownership	—	5,700,000	—	—	—	5,700,000
Issuance of shares for redemption of noncontrolling interest	20,078,940	(14,728,940)	—	—	—	5,350,000
Distribution of Contingent Consideration	2,690,914	—	—	—	—	2,690,914
Distribution of deferred shares	13,444,669	—	(13,444,669)	—	—	—
Exercise of options	744,332	(295,908)	—	—	—	448,424
Stock based compensation	—	4,435,634	—	—	—	4,435,634
Distributions to third party and limited liability company unit holders	—	—	—	—	(700,000)	(700,000)
Net (loss) income	—	—	—	9,643,929	1,109,080	10,753,009
Balance, September 30, 2020	$1,041,770,917	$1,656,498	$1,835,331	$(167,963,430)	$2,776,984	$880,076,300
Balance, January 1, 2020	$980,638,701	$3,960,854	$16,587,798	$(160,491,590)	$2,512,913	$843,208,676
Contributions from limited liability company unit holders	—	—	—	—	50,000	50,000
Issuance of shares under business combinations and investments	2,524,560	(2,678,489)	—	—	—	(153,929)
Issuance of shares for redemption of noncontrolling interests	20,078,940	(14,728,940)	—	—	—	5,350,000
Distribution of Contingent Consideration	22,885,813	—	—	—	—	22,885,813
Distribution of deferred shares	14,752,467	—	(14,752,467)	—	—	—
Issuance of warrants	—	181,272	—	—	—	181,272
Exercise of options	890,436	(234,340)	—	—	—	656,096
Stock based compensation	—	15,209,518	—	—	—	15,209,518
Distributions to third party and limited liability company unit holders	—	(53,377)	—	—	(2,483,281)	(2,536,658)
Net (loss) income	—	—	—	(7,471,840)	2,697,352	(4,774,488)
Balance, September 30, 2020	$1,041,770,917	$1,656,498	$1,835,331	$(167,963,430)	$2,776,984	$880,076,300

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, July 1, 2021	$1,316,465,184	$13,159,133	$8,565,707	$(113,077,966)	$4,045,889	$1,229,157,947
Issuance of shares for redemption of noncontrolling interest	4,070,003	(4,996,294)	—	—	926,291	—
Issuance of shares under business combinations and investments	166,163,571	60,462	—	—	—	166,224,033
Shares issued as contingent consideration	5,949,078	—	—	—	—	5,949,078
Issuance of deferred shares	—	—	21,382,385	—	—	21,382,385
Distribution of deferred shares	1,318,888	—	(1,302,283)	—	—	16,605
Exercise of options, RSUs and warrants	6,896,512	(4,640,016)	—	—	—	2,256,496
Stock based compensation	—	4,994,842	—	—	—	4,994,842
Distributions to limited liability company unit holders	—	—	—	—	(6,451,345)	(6,451,345)
Net income	—	—	—	20,209,154	1,375,623	21,584,777
Balance, September 30, 2021	$1,500,863,236	$8,578,127	$28,645,809	$(92,868,812)	$(103,542)	$1,445,114,818
Balance, January 1, 2021	$1,048,640,398	$4,893,153	$2,587,317	$(145,498,623)	$3,537,096	$914,159,341

Issuance of shares for redemption of noncontrolling interest	4,070,003	(4,996,294)	—	—	926,291	—
Issuance of shares under business combinations and investments	223,956,834	22,155	—	—	—	223,978,989
Shares issued as contingent consideration	18,621,759	—	—	—	—	18,621,759
Issuance of deferred shares	—	—	29,196,104	—	—	29,196,104
Distribution of deferred shares	3,144,485	—	(3,137,612)	—	—	6,873
Issuance of registered shares pursuant to Form S-1	155,803,084	(304,944)	—	—	—	155,498,140
Exercise of options, RSUs and warrants	39,220,813	(27,992,731)	—	—	—	11,228,082
Warrants and shares issued in association with notes payable	270,660	22,258,608	—	—	—	22,529,268
Shares issued for settlement of business dispute	7,135,200	—	—	—	—	7,135,200
Stock based compensation	—	14,698,180	—	—	—	14,698,180
Distributions to limited liability company unit holders	—	—	—	—	(8,251,654)	(8,251,654)
Net income	—	—	—	52,629,811	3,684,725	56,314,536
Balance, September 30, 2021	$1,500,863,236	$8,578,127	$28,645,809	$(92,868,812)	$(103,542)	$1,445,114,818

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) attributable to Green Thumb Industries Inc.	$52,629,811	$(7,471,840)
Net income attributable to non-controlling interest	3,684,725	2,697,352
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,239,479	38,479,960
Amortization of operating lease assets	24,760,298	18,987,980
Loss on extinguishment of debt	9,881,847	—
Loss on disposal of property and equipment	822,306	29,858
Earnings from equity method investments	(1,330,196)	(1,400,000)
Bad debt expense	264,424	315,798
Deferred income taxes	8,216,597	4,377,000
Stock-based compensation	14,698,180	15,209,520
Increase in fair value of investments	(14,604,387)	(8,142,178)
Interest on contingent consideration payable and acquisition liabilities	2,874,422	998,842
Increase (decrease) in fair value of contingent consideration	662,027	(425,424)
(Decrease) increase in fair value of warrants	(5,451,000)	2,060,771
Shares issued for settlement of business dispute	7,135,200	—
Decrease in fair value of note receivable	—	815,937
Amortization of debt discount	4,954,281	4,048,531
Changes in operating assets and liabilities:		—
Accounts receivable	(3,781,683)	(5,616,054)
Inventories	(17,257,048)	(9,129,777)
Prepaid expenses and other current assets	(5,992,713)	(4,142,854)
Deposits and other assets	(978,725)	1,567,458
Accounts payable	(12,950,170)	2,242,553
Accrued liabilities	3,516,335	13,609,399
Operating lease liabilities	(20,344,939)	(12,674,176)
Income tax payable	(15,881,420)	14,617,544
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,767,650	71,056,200
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(117,159,709)	(49,221,442)
Proceeds from disposal of assets	108,700	11,799,025
Investments in securities	(31,053,096)	—
Proceeds from sale of investments	18,282,213	—
Purchase of businesses, net of cash acquired	(18,458,358)	—
NET CASH USED IN INVESTING ACTIVITIES	(148,280,250)	(37,422,417)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	—	50,000
Distributions to third parties and limited liability company unit holders	(8,251,654)	(2,536,658)
Contributions from unconsolidated subsidiaries	1,475,000	—
Net proceeds from issuance of registered shares pursuant to Form S-1	155,498,140	—
Proceeds from exercise of options and warrants	11,228,082	656,096
Payment for purchase of noncontrolling interest	—	(150,000)
Proceeds from issuance of notes payable	175,500,047	—
Principal repayment of notes payable	(64,702,508)	(229,482)
Prepayment penalty and other costs associated with refinancing	(3,199,914)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	267,547,193	(2,210,044)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	202,034,593	31,423,739
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	83,757,785	46,667,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$285,792,378	$78,091,073

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$13,713,625	$9,418,727
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$12,868,898	$(6,798,187)
Noncash increase in right of use asset	$(22,620,494)	$(36,854,352)
Noncash increase in lease liability	$22,620,494	$36,854,352
Warrant issuance associated with note payable	$22,529,268	$753,658
Mortgages associated with dispensaries	$6,830,000	$2,647,000
Liability for purchase of noncontrolling interest	$—	$(5,350,000)
Shares issued for purchase of noncontrolling interest	$4,070,003	$—
Issuance of contingent consideration	$18,621,759	$—
Deferred share issuances	$29,196,104	$—
Deferred share distributions	$(3,137,612)	$(14,752,467)
Issuance of shares under business combinations	$223,978,989	$24,485,670
Acquisitions
Inventory	$6,181,560	$—
Accounts receivable	552,133	—
Prepaid assets	367,433	—
Property and equipment	15,704,793	80,615
Right of use assets	18,324,775	—
Identifiable intangible assets	173,926,457	(145,000)
Goodwill	214,786,487	(2,003,275)
Deposits and other assets	904,495	603,988
Liabilities assumed	(11,032,483)	(1,302,604)
Lease liabilities	(18,324,775)	—
Contingent liabilities	(61,853,000)	—
Equity interests issued	(285,338,699)	503,389
Acquisition liability	—	(228,813)
Deferred income taxes	(35,740,818)	2,491,700
	$18,458,358	$—
RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$285,792,378	$75,116,621
Restricted cash	—	2,974,452
TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICED CASH	$285,792,378	$78,091,073

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a)
Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”); a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles, and Rythm, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain named Rise™ Dispensaries, all of which sell our products and third-party products. As of September 30, 2021, Green Thumb has revenue in fourteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 3,400 people and serves millions of patients and customers annually.

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

(b)
Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the "2020 Form 10-K"). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Certain previously reported amounts have been reclassified between line items to conform to the current presentation. The reclassifications did not affect the Company’s previously reported consolidated balance sheets, consolidated statements of operations, statements of cash flows or statements of changes in shareholders’ equity.

(c)
Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the 2020 Form 10-K.

(d)
Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (loss) attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the loss per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of September 30, 2021, the Company had 5,625,661 options, 352,936 restricted stock units and 3,591,975 warrants outstanding. As of September 30, 2020, the Company had 5,782,599 options, 688,507 restricted stock units and 2,520,794 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the exercise of dilutive unvested restricted stock units, stock options, and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended September 30, 2021, the computation of diluted earnings per share included 3,022,973 options, 223,661 restricted stock units and 1,103,132 warrants. For the nine months ended September 30, 2021, the computation of diluted earnings per share included 3,041,286 options, 196,043 restricted stock units and 1,114,574 warrants. For the three months ended September 30, 2020, the computation of diluted earnings per share included 1,928,947 options, 151,458 restricted stock units and 141,482 warrants. No potentially dilutive common share equivalents were included in the computation of diluted loss per share for the nine months ended September 30, 2021 because their impact was anti-dilutive.

(e)
Recently Adopted Accounting Standards
(i)
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.
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
(c)
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
(b)
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

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the first nine months of 2021, the uncertain nature of the spread of COVID-19 and the uncertainty of the impact of nationwide vaccine programs may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners, and the Company’s continued designation as an “essential” business in states where the Company does business that currently or in the future impose restrictions on its business operations.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw Material	$6,804,865	$6,372,659
Packaging and Miscellaneous	8,250,653	8,592,153
Work in Process	36,188,258	25,488,806
Finished Goods	42,836,886	30,821,392
Reserve for Obsolete Inventory	(1,099,101)	(1,732,057)
Total Inventories	$92,981,561	$69,542,953

3. PROPERTY AND EQUIPMENT

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Buildings and Improvements	$75,669,250	$51,557,405
Equipment, Computers and Furniture	72,635,125	49,097,109
Leasehold Improvements	106,118,700	88,607,252
Capitalized Interest	5,237,167	2,988,681
Total Property and Equipment	259,660,242	192,250,447
Less: Accumulated Depreciation	(38,371,583)	(24,192,900)
Property and Equipment, net	221,288,659	168,057,547
Land	14,670,675	2,879,376
Land Improvements	194,000
Assets Under Construction	89,149,597	18,988,954
Property and equipment, net	$325,302,931	$189,925,877

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three and nine months ended September 30, 2021 totaled $6,235,318 and $16,255,340, respectively of which $3,905,487 and $9,997,128, respectively, is included in cost of goods sold. Depreciation expense for the three and nine months ended September 30, 2020 totaled $2,003,586 and $11,193,570, respectively of which $311,315 and $5,571,477, respectively, is included in cost of goods sold.

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

(a)
2021 Business Acquisitions

The Company completed a preliminary allocation of the purchase price of the assets acquired and liabilities assumed. The preliminary valuation was based on management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill. The following table summarizes the initial accounting estimates:

	Dharma Pharmaceuticals, LLC	Summit Medical Compassion Center, Inc.	Other Acquisitions
Cash	$150,066	$1,143,493	$651,434
Inventory	508,361	1,828,848	3,844,351
Accounts receivable	38,166	1,200	512,767
Prepaid expenses	72,125	104,589	190,719
Property and equipment, net	1,983,047	3,242,890	10,478,856
Right-of-use asset, net	4,218,658	210,069	13,896,049
Deposits and other assets	251,875	67,620	585,000
Intangible assets, net:
Licenses and permits	66,000,000	50,800,000	57,126,457
Liabilities assumed	(157,877)	(4,407,319)	(6,467,287)
Lease liabilities	(4,218,658)	(210,069)	(13,896,049)
Deferred income tax liabilities	(17,034,600)	(13,111,880)	(14,744,338)
Total identifiable net assets	51,811,163	39,669,441	52,177,959
Goodwill (non-tax deductible)	88,730,652	69,029,291	66,176,544
Net assets	$140,541,815	$108,698,732	$118,354,503

As part of the initial purchase accounting for each of the above acquisitions, the Company recorded intangible assets of $173,926,457 all of which was associated with licenses and permits that allow for the processing, cultivation and retail sale of cannabis. The weighted-average amortization period for the licenses intangibles was 15 years. Acquisition related expenses incurred during the three and nine months ended September 30, 2021 were approximately $0.2 million and $1.3 million respectively.

Other Acquisitions consist of Liberty Compassion Inc. and GreenStar Herbals Inc. The details of the transactions are discussed below.

(i) Acquisition of Liberty Compassion Inc.

On June 1, 2021, the Company acquired 100% of the ownership interests of Liberty Compassion Inc. ("Liberty"), a Massachusetts-based medical cannabis cultivator and retailer, for the purposes of expanding the Company's operational capacity in the Massachusetts market. The acquisition was an all stock transaction whereby consideration was satisfied through the issuance of 2,146,565 Subordinate Voting Shares (including 259,765 deferred shares) valued at approximately $64.6 million, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the Canadian Securities Exchange ("CSE") on the date of the transaction.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. ACQUISITIONS (Continued)

(ii) Acquisition of Dharma Pharmaceuticals, LLC

On July 1, 2021 Green Thumb Industries acquired 100% of Dharma Pharmaceuticals, LLC (“Dharma”), a Virginia-based medical cannabis cultivator, processor and retailer, for the purpose of expanding Green Thumb's national presence. Green Thumb exchanged $15,175,384 in cash along with 2,298,779 Subordinate Voting Shares (including 229,878 deferred shares) valued at approximately $75.9 million, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction. The purchase agreement included additional consideration of up to $65.0 million in shares of Green Thumb depending upon the successful opening of 5 retail dispensaries in the Virginia area within the first three years following the signing of the purchase agreement and the legal sale of adult use cannabis in a retail dispensary by January 1, 2025.

On August 16, 2021, the Company issued 199,993 Subordinate Voting Shares to the former owners of Dharma in connection with the successful opening of one retail dispensary in Virginia. The shares had a fair value of $5,949,078 at the date of issuance. As of September 30, 2021, the estimated value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $45.9 million, of which $19.8 million was included as a current liability on the Company's unaudited interim condensed consolidated balance sheets.

(iii) Acquisition of Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC

On August 1, 2021, the Company acquired Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC (collectively referred to as "Summit"), both of which have contractual interests in Summit Medical Compassion Center, Inc. a non-profit entity with vertically integrated cannabis operations in Rhode Island for the purpose of expanding GreenThumb's national presence. Green Thumb exchanged 2,387,807 Subordinate Voting Shares valued at approximately $71.0 million (including 303,599 deferred shares) based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction. The purchase agreement included additional consideration of up to 2,500,000 Subordinate Voting Shares of Green Thumb depending upon the achievement of certain earnings targets over the twelve month period following the close of the transaction. As of September 30, 2021, the estimated value of the contingent consideration associated with the acquisition of Summit, which was valued based on the probability weighting of the potential payments, was $38.4 million all of which was included as a current liability on the Company's unaudited interim condensed consolidated balance sheets.

(iv) Acquisition of GreenStar Herbals Inc.

On September 1, 2021, the Company acquired GreenStar Herbals Inc. ("GreenStar"), a Massachusetts-based adult-use cannabis retailer, for the purpose of expanding the Company's operational capacity in the Massachusetts market. Green Thumb exchanged $5,222,967 in cash along with 1,348,216 Subordinate Voting Shares (including 161,306 deferred shares) valued at approximately $39.7 million, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction. The purchase agreement included additional consideration of up to 663,810 Subordinate Voting Shares of Green Thumb depending upon the achievement of certain revenue metrics of GreenStar over the twenty-four month period following the close of the transaction. As of September 30, 2021, the estimated value of the contingent consideration associated with the acquisition of GreenStar, which was valued based on the probability weighting of the potential payments, was $8.9 million, all of which was included as a non-current liability on the Company's unaudited interim condensed consolidated balance sheets.

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

At September 30, 2021 and December 31, 2020, intangible assets consisted of the following:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Licenses and Permits	$515,368,694	$59,514,065	$455,854,629	$343,135,736	$41,993,595	$301,142,141
Trademarks	98,935,601	22,174,913	76,760,688	99,295,599	13,455,178	85,840,421
Customer Relationships	24,438,000	9,071,493	15,366,507	25,258,000	7,583,005	17,674,995
Non-Competition Agreements	2,565,000	1,362,472	1,202,528	2,585,480	1,001,003	1,584,477
Total Intangible Assets	$641,307,295	$92,122,943	$549,184,352	$470,274,815	$64,032,781	$406,242,034

The Company recorded amortization expense for the three and nine months ended September 30, 2021 of $10,937,748 and $30,984,139, respectively. The Company recorded amortization expense for the three and nine months ended September 30, 2020 of $9,531,290 and $27,286,390, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2021:

Year Ending December 31,	Estimated Amortization
Remainder of 2021	$12,527,442
2022	50,079,212
2023	50,076,435
2024	49,495,101
2025	49,397,435
Thereafter	337,608,727
$549,184,352

As of September 30, 2021, the weighted average amortization period remaining for intangible assets was 12.35 years.

Goodwill

At September 30, 2021 and December 31, 2020 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Package Goods	Total
As of December 31, 2020	130,680,935	252,016,532	382,697,467
Acquisition of Dharma Pharmaceuticals, LLC	43,378,626	45,352,026	88,730,652
Acquisition of Summit Medical Compassion Center, Inc.	47,864,947	21,164,344	69,029,291
Other Acquisitions	34,048,860	32,127,684	66,176,544
Adjustments to Purchase Price Allocations	(9,150,000)	—	(9,150,000)
As of September 30, 2021	$246,823,368	$350,660,586	$597,483,954

During the third quarter 2021, the Company made immaterial adjustments to the purchase price allocations associated with previously acquired entities that resulted in a reduction to goodwill and a corresponding reduction to deferred tax liabilities.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS

As of September 30, 2021 and December 31, 2020, the Company held various equity interests in privately held cannabis companies as well as investments in convertible notes that had a combined fair value of $50,627,826 and $40,794,806 as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments during the nine months ended September 30, 2021 and year ending December 31, 2020:

	September 30, 2021	December 31, 2020
Beginning	$40,794,806	$14,068,821
Additions	31,053,096	525,000
Disposals	(18,282,213)	(169,818)
Fair value adjustment	14,604,387	26,370,803
Transfers out	(17,542,250)	—
Ending	$50,627,826	$40,794,806

During the three and nine months ended September 30, 2021 and 2020, the Company recorded fair value gains (losses) of $(4,074,934) and $14,604,387, respectively and $7,284,213 and $6,717,178, respectively.

(a) Equity Investments

On January 15, 2021, the Company sold approximately half of its equity interest in a privately held entity for $18,112,500 in cash. Subsequently, the privately held entity became publicly traded. As of the three and nine months ended September 30, 2021, Green Thumb recorded a loss on the fair value of the equity interest of $3,948,841 and a gain of $9,568,348, respectively, based on the trading price of the securities. As of September 30, 2021 and December 31, 2020, the fair value of the equity interest was $28,705,037 and $37,249,189, respectively.

Separately, during the first half of 2021, the Company made an additional investment in a privately held entity in the amount of $12,335,635, recorded fair value adjustments of $4,110,378 and obtained representation on the entity's board of directors. Given Green Thumb's cumulative ownership interest and representation on the entity's board of directors, it was determined that the Company could exert significant influence over the entity. As of June 30, 2021, the Company reclassified its investment in the privately held entity to investment in associates on the unaudited interim condensed consolidated balance sheets and began accounting for the investment as an equity method investment.

(b) Convertible Notes Receivable

During the first nine months of 2021, the Company made multiple investments in the form of convertible notes receivable in the amount of $15,417,500 and an investment in a note receivable without a conversion feature in the amount of $1,500,000. The interest on the convertible notes receivable range between 0.91% - 10% with terms between 15 months to three years. The interest on the note receivable without conversion feature is 3% annually with a 180 day term. The calculated fair values are recorded as a Level 3 fair value investment as of September 30, 2021 and include the initial investment cost and contractual interest of $207,500. See Note 14 - Fair Value Measurements for additional details.

Unrealized gains and (losses) recognized on equity investments held during the three and nine months ended September 30, 2021and 2020 were $(4,140,268) and $14,596,174 and $8,134,213 and $8,117,178, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. LEASES

(a)
Operating Leases

The Company has operating leases for certain Rise Dispensaries, and other retail dispensaries as well as many of the Company’s processing and cultivation facilities located throughout the U.S and operating leases for corporate office space in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three and nine months ended September 30, 2021 the company recorded operating lease expense of $8,732,600 and $24,760,298 compared to operating lease expense of $6,557,340 and $18,987,980 for the three and nine months ended September 30, 2020.

Other information related to operating leases as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted avgerage remaining lease term (years)	12.13	12.10
Weighted average discount rate	13.67%	13.70%

Maturities of lease liabilities for operating leases as of September 30, 2021 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
Remainder of 2021	$7,922,552	$275,855	$8,198,407
2022	32,128,809	1,119,130	33,247,939
2023	32,058,049	1,144,320	33,202,369
2024	31,508,225	1,026,677	32,534,902
2025	29,190,223	947,727	30,137,950
2026 and Thereafter	294,266,749	8,035,397	302,302,146
Total Lease Payments	427,074,607	12,549,106	439,623,713
Less: Interest	(245,267,484)	(5,893,969)	(251,161,453)
Present Value of Lease Liability	$181,807,123	$6,655,137	$188,462,260

(b)
Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for certain facilities in Florida, Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns certain facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is indirectly owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three and nine months ended September 30, 2021, the Company recorded lease expense of $295,298 and $890,730, respectively, associated with these leasing arrangements. For the three and nine months ended September 30, 2020, the Company recorded lease expense of $353,537 and $1,146,243, respectively associated with these leases.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE

At September 30, 2021 and December 31, 2020, notes payable consisted of the following:

	September 30, 2021	December 31, 2020
Charitable Contributions [1]	$1,284,449	$717,430
Private placement debt dated May 22, 2019 [2]	—	94,955,094
Private placement debt dated April 30, 2021[3]	195,163,333	—
Mortgage notes [4]	10,090,290	3,382,455
Total notes payable	206,538,072	99,054,979
Less: current portion of notes payable	(777,275)	(341,983)
Notes payable, net of current portion	$205,760,797	$98,712,996

____________________

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50,000 through October 2024 and $200,000 per year through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 On May 22, 2019, the Company issued private placement debt in an original amount of $105,466,429 with an interest rate of 12.00%, maturing on May 22, 2023. The debt was issued at a discount, the carrying value of which was $9,045,187 and $10,511,335 as of April 30, 2021, just prior to repayment, and December 31, 2020, respectively.

3 The April 30, 2021 private placement debt was issued in an original amount of $216,734,258 with an interest rate of 7.00%, maturing on April 30, 2024. The debt was issued at a discount, the carrying value of which was $21,570,925 as of September 30, 2021.

4 Mortgage notes, in the original amount of $10,437,000 were issued by the Company in connection with various operating properties. These mortgage notes mature between August 20, 2025 and August 1, 2041 and were issued at a discount, the carrying value of which was $165,159 and $174,223, and are presented net of principal payments of $181,551 and $50,322 as of September 30, 2021 and December 31, 2020, respectively.

(a)
April 30, 2021 Private Placement Financing

On April 30, 2021, the Company closed a $216,734,258 Senior Secured non-brokered private placement financing through the issuance of senior secured notes (the “April 30, 2021 Notes”). The Company used the proceeds to retire the Company’s existing $105,466,429, senior secured notes due May 22, 2023 (the "May 22, 2019 Notes") and the remaining proceeds for general working capital purposes as well as various growth initiatives. The Notes have a maturity date of April 30, 2024 and bear interest from the date of issue of 7.00% per annum, payable quarterly, with an option, at the discretion of the Company, to extend for an additional 12 months. The financing permits the Company to borrow an additional $33,265,742 over the next twelve months. The purchasers of the Notes also received 1,459,044 warrants (the “Warrants”) which allow the holder to purchase one Subordinate Voting Share at an exercise price of $32.68 per share, for a period of 60 months from the date of issue.

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

On October 15, 2021, the Company amended the Notes Purchase Agreement, for the purposes of borrowing an additional $33.2 million. The additional borrowings have terms consistent with the April 30, 2021 Notes and increase the total amount borrowed to $250 million. The Company intends to use the additional proceeds for general working capital purposes as well as various growth initiatives. The purchasers of the Notes received an additional 243,304 warrants which allow the holder to purchase one Subordinate Voting Share at an exercise price of $30.02 per share, for a period of 60 months from the date of issue.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE (Continued)

(b)
Related Parties

A portion of the April 30, 2021 Notes are held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chief Executive Officer and a director of the Company (held through KP Capital, LLC and Outsiders Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (held through AG Funding Group, LLC); Anthony Georgiadis, the Chief Financial Officer and a director of the Corporation (held through Three One Four Holdings, LLC); and Anthony Georgiadis and William Gruver, a director of the Corporation (held through ABG, LLC).

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. WARRANTS

As part of the Company’s private placement financing, as well as other financing arrangements, the Company issued warrants to related parties, as well as unrelated third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of September 30, 2021 and December 31, 2020:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as at December 31, 2020	2,485,794	C$	18.45	3.40	35,000	9.10	3.68
Warrants Issued	—		—	—	1,459,044	32.68	4.58
Warrants Exercised	(278,381)		18.16	2.70	—	—	—
Warrants Expired	(109,482)		22.90	1.03	—	—	—
Balance as at September 30, 2021	2,097,931	C$	18.26	2.67	1,494,044	32.13	4.56

(a)
Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at September 30, 2021 and December 31, 2020:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	September 30, 2021	December 31, 2020	Change
Bridge Financing Warrants	C$22.90	100,723	$1,089,500	$2,544,500	$(1,455,000)
Private Placement Financing Warrants	C$19.39	1,606,533	25,188,000	28,756,500	(3,568,500)
Modification Warrants	C$12.04	316,947	6,293,000	6,630,000	(337,000)
Additional Modification Warrants	C$14.03	73,728	1,432,500	1,523,000	(90,500)
Totals		2,097,931	$34,003,000	$39,454,000	$(5,451,000)

During the three and nine months ended September 30, 2021 and 2020, the Company recorded a gain of $13,461,750 and $5,451,000, and a loss of $3,181,114 and $2,060,771, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 14 - Fair Value Measurements for additional details):

	September 30,	December 31,
Significant Assumptions	2021	2020
Volatility	52.27% - 75.30%	72.19% - 79.10%
Remaining Term	1.03 - 3.64 years	1.78 - 4.39 years
Risk Free Rate	0.52% - 0.81%	0.20% - 0.28%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. WARRANTS (Continued)

(b)
Equity Classified Warrants Outstanding

The following table summarizes the fair value of the equity classified warrants at September 30, 2021 and December 31, 2020:

			Fair Value
		Warrants	September 30,	December 31,
Warrants Included in Contributed Surplus	Strike Price	Outstanding	2021	2020
Dispensary Mortgage Warrants	$9.10	35,000	$181,272	$181,272
Private Placement Refinancing Warrants	$32.68	1,459,044	22,258,608	—
Totals		1,494,044	$22,439,880	$181,272

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL

Common shares, which include the Company’s Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares, are classified as equity. Incremental costs directly attributable to the issuance of common shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the applicable vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with ASC 740, Income Taxes.

(a)
Authorized

The Company has the following classes of share capital, with each class having no par value:

(i)
Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the nine months ended September 30, 2021, the shareholders of the Company converted 635 Multiple Voting Shares into 63,500 Subordinate Voting Shares and 17,000 Super Voting Shares into 1,700,000 Subordinate Voting Shares.

(ii)
Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At September 30, 2021, the Company had 39,654 issued and outstanding Multiple Voting Shares, which convert into 3,965,400 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the nine months ended September 30, 2021, the shareholders of the Company converted 635 Multiple Voting Shares into 63,500 Subordinate Voting Shares.

(iii)
Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At September 30, 2021, the Company had 295,031 issued and outstanding Super Voting Shares which convert into 29,503,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the nine months ended September 30, 2021, the shareholders of the Company converted 17,000 Super Voting Shares into 1,700,000 Subordinate Voting Shares.

(b)
Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at December 31, 2020	178,113,221	40,289	312,031
Issuance of common shares pursuant to S-1	4,693,991
Issuance of shares under business combinations and investments	7,290,180	—	—
Distribution of contingent consideration	612,737	—	—
Distribution of deferred shares	190,263	—	—
Issuance of shares for redemption of noncontrolling interests	136,075
Issuance of shares upon exercise of options and warrants	977,646	—	—
Issuances of shares upon vesting of RSUs	357,756	—	—
Shares issued in association with notes payable	8,514
Shares issued for settlement of business dispute	240,000	—	—
Exchange of shares	1,763,500	(635)	(17,000)
As at September 30, 2021	194,383,883	39,654	295,031

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(i)
Issuance of Shares Under Business Combinations and Investments

GTI New Jersey, LLC

In connection with the Company’s April 23, 2019 acquisition of the non-controlling interest in GTI New Jersey, LLC, the Company agreed to award the previous minority shareholders of the entity up to $3,000,000 in Subordinate Voting Shares. On May 7, 2020, the Company received approval from the New Jersey Department of Health to begin buildout of an additional retail dispensary. As of that date, the Company recorded a current obligation of $2,000,000 representing the maximum value of the shares to be issuable to the former minority shareholders of GTI New Jersey, LLC. On March 15, 2021 and September 16, 2021, retail dispensaries located in Paramus, New Jersey and Bloomfield, New Jersey were successfully opened. As a result, the Company issued 30,414 and 36,947 Subordinate Voting Shares to the former minority shareholders of GTI New Jersey, LLC, with fair values of $1,038,307 and $939,538 on the date of issuance, respectfully. As of September 30, 2021, and December 31, 2020, the Company carried an obligation of $0 and $2,000,000, respectively, associated with the retail dispensary agreement with the former minority shareholders of GTI New Jersey, LLC.

See also Note 4 - Acquisitions for additional details.

(ii)
Distribution of Contingent Consideration

Integral Associates, LLC

In connection with the Company’s 2019 acquisition of Integral Associates, LLC, the purchase agreement included contingent consideration which was dependent upon the awarding of conditional and final dispensary operating licenses. On March 22, 2021, the Company issued 412,744 Subordinate Voting Shares to the former owners of Integral Associates, LLC in connection with the awarding of a final retail dispensary license located in Pasadena, California. The shares had a fair value of $12,672,681 at the date of issuance and resulted in a loss of $8,172,681 which was recorded in other income (expense) in the unaudited interim condensed consolidated statement of operations. In addition, the Company determined that the likelihood that the Company will obtain retail dispensary operating licenses in either West Hollywood or Culver City, California, under commercially reasonable terms was remote. Consequently, the Company remeasured the contingent liability associated with these milestones which resulted in a reduction to the contingent liability of $7,750,000 with a corresponding increase to other income (expense) in the unaudited interim condensed consolidated statement of operations.

As of September 30, 2021 and December 31, 2020, the estimated fair value of the contingent consideration associated with the acquisition of Integral Associates, LLC, which was valued using a probability weighting of the potential payouts, was $14,850,000 and $27,100,000, respectively of which $4,950,000, in each period, was recorded as a non-current liability.

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC ("Dharma"), the purchase agreement included contingent consideration of up to $65.0 million in Subordinate Voting Shares of Green Thumb, which was dependent upon the successful opening of up to 5 retail dispensaries in the Virginia area within the first three years following the signing of the agreement and the legal sale of adult use cannabis in a retail dispensary by January 1, 2025. On August 16, 2021, the Company issued 199,993 Subordinate Voting Shares to the former owners of Dharma in connection with the successful opening of one retail dispensary in Virginia. The shares had a fair value of $5,949,078 at the date of issuance.

As of September 30, 2021, the estimated fair value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $45,872,665, of which $19,883,434 was included as a current liability on the Company's unaudited interim condensed consolidated balance sheets.

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

See also Note 4 - Acquisitions for additional details.

(iv) Issuance of Registered Shares Pursuant to S-1

On February 8, 2021, the SEC declared effective the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,074 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000,030. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803,054. The Company is using the net proceeds from the sale of securities for general corporate purposes, which may include capital expenditures, working capital and general and administrative expenses. The Company also is using a portion of the net proceeds to acquire or invest in business and products that are complimentary to the Company’s own businesses and products. Additionally, the Company incurred legal, audit and other professional fees of $304,944 associated the issuance of the registered shares. Such fees have been recorded within contributed surplus (deficit) within the Company’s unaudited interim condensed consolidated statement of shareholders’ equity.

(d)
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

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price C$	Weighted Avereage Remaining Contractual Life	Aggregate Intrinsic Value
Balance as at December 31, 2020	5,664,406	11.91	4.39	$85,408,034
Granted	1,303,143	37.44	4.26
Exercised	(699,265)	13.13		13,566,825
Forfeited	(642,623)	14.43
Balance as at September 30, 2021	5,625,661	17.38	3.73	$78,129,641
Vested	3,335,293	12.66
Exercisable at September 30, 2021	2,396,807	12.41	3.66	$41,611,631

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2021 and December 31, 2020, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2021 and December 31, 2020. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Weighted average grant date fair value (per share) of stock option units granted (C$)	14.89	4.46
Intrinsic value of stock option units exercised, using market price at vest date (US$)	$13,566,825	$194,247

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2021 and the year ended December 31, 2020, using the following ranges of assumptions:

	September 30,	December 31,
	2021	2020
Risk-free interest rate	0.33% - 0.87%	0.31% - 1.37%
Expected dividend yield	0%	0%
Expected volatility	73%	80%
Expected option life	3 – 3.5 years	3 - 5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of non-vested RSU awards as of September 30, 2021 and December 31, 2020 and the changes during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value (C$)
Nonvested Shares at December 31, 2020	689,340	16.77
Granted	127,137	38.21
Forfeited	(105,785)	16.37
Vested	(357,756)	21.56
Nonvested Shares at September 30, 2021	352,936	19.57

The following table summarizes the weighted average grant date fair value of RSUs granted and total fair value of RSUs vested for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Weighted average grant date fair value (per share) of RSUs granted (C$)	38.21	12.65
Intrinsic value of RSUs vested, using market price at vest date (US$)	$10,813,387	$8,955,783

The stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options expense	$3,483,587	$2,614,273	$9,821,525	$8,209,557
Restricted Stock Units	1,511,255	1,821,361	4,876,655	6,999,963
Total Stock Based Compensation Expense	$4,994,842	$4,435,634	$14,698,180	$15,209,520

As of September 30, 2021, $24,203,212 of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.05 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before Income Taxes	$58,904,765	$39,189,341	$154,517,434	$52,189,559
Income Tax Expense	37,319,988	28,436,332	98,202,898	56,964,047
Effective Tax Rate	63.4%	72.6%	63.6%	109.1%

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

The effective tax rate for the three and nine months ended September 30, 2021 varies widely from the three and nine months ended September 30, 2020, primarily due to the reduction in non deductible expenses as a proportion of total expenses in the current year. The Company incurs expenses that are not deductible due to IRC Section 280E limitations which results in significant income tax expense.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits were approximately $19.2 million and $10.3 million as of September 30, 2021 and December 31, 2020, respectively, recorded within Deferred Income Taxes.

The federal statute of limitation remains open for the 2018 tax year to the present. The state income tax returns generally remain open for the 2017 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

Taxes paid during the nine months ended September 30, 2021 and 2020 were $109,702,550 and $37,820,228, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12. OTHER INCOME (EXPENSE)

For the three and nine months ended September 30, 2021 and 2020 other income (expense) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value adjustments on equity investments	$(4,074,934)	$7,284,213	$14,604,387	$6,717,178
Fair value adjustments on variable note receivable	—	—	—	(815,937)
Loss on extinguishment of debt	—	—	(9,881,847)	—
Fair value adjustments on warrants issued	13,461,750	(3,181,114)	5,451,000	(2,060,771)
Fair value adjustments on contingent consideration	(249,078)	442,991	(662,027)	425,426
Earnings from equity method investments	(316,177)	850,000	1,330,196	1,400,000
Other	(696,948)	1,036,793	(1,036,636)	1,835,670
Total Other Income (Expense)	$8,124,613	$6,432,883	$9,805,073	$7,501,566

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

(a)
Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at September 30, 2021 and December 31, 2020, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)
Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2021 and December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)
Construction Commitments

As of September 30, 2021, the Company held approximately $51,404,000 of open construction commitments to contractors on work being performed.

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

For the Company's long-term notes payable (which consist of charitable contributions, private placement debt and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at September 30, 2021 and December 31, 2020 was $206,538,072 and $99,054,979, which includes $777,275 and $341,983, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$285,792,378	$—	$—	$285,792,378
Investments	29,520,367	—	21,107,459	50,627,826
Contingent Consideration Payable	—	—	(108,024,422)	(108,024,422)
Warrant Liability	—	—	(34,003,000)	(34,003,000)
	$315,312,745	$—	$(120,919,963)	$194,392,782

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$83,757,785	$—	$—	$83,757,785
Investments	923,581	—	39,871,225	40,794,806
Contingent Consideration Payable	—	—	(27,100,000)	(27,100,000)
Warrant Liability	—	—	(39,454,000)	(39,454,000)
	$84,681,366	$—	$(26,682,775)	$57,998,591

During the nine months ended September 30, 2021, the Company held an investment in a privately held entity that became a publicly traded company. As a result, the Company received shares of the publicly traded entity in exchange for the shares in the privately held entity. The transaction resulted in a transfer of the investment from Level 3 to Level 1. As of September 30, 2021 and December 31, 2020 the fair value of the investment was $28,705,037 and $37,249,189, respectively.

Similarly, during the nine months ended September 30, 2020, the Company held an equity investment in a privately held entity that was subsequently acquired by a publicly traded entity . As a result of the acquisition, the Company received shares of the acquiring entity in exchange for the shares in the privately held entity. The transaction resulted in a transfer of the investment from Level 3 to Level 1. As of September 30, 2020, the fair value of the Level 1 investment was $675,594.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the unaudited interim condensed consolidated balance sheet as of September 30, 2021 and the consolidated balance sheet as of December 31, 2020. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”):

	September 30, 2021			December 31, 2020
	Chesapeake Alternatives,	Illinois	Other Non-material	Chesapeake Alternatives,	Illinois	Other Non-material
	LLC	Disp, LLC	VIEs	LLC	Disp, LLC	VIEs
Current assets	$—	$902,868	$1,318,258	$32,307,718	$3,738,868	$2,592,803
Non-current assets	—	3,391,185	1,822,624	3,367,360	3,657,392	2,281,839
Current liabilities	—	5,404,327	368,221	23,362,255	336,970	1,563,224
Non-current liabilities	—	425,678	720,001	768,573	461,926	783,356
Noncontrolling interests	—	(767,976)	664,434	—	3,173,683	363,413
Equity attributable to Green Thumb Industries Inc.	—	(767,976)	1,388,226	11,544,250	3,173,683	2,260,773

On September 1, 2021, the Company acquired the remaining minority interest in a retail dispensary for $850,000 in cash and the issuance of 136,075 shares of Green Thumb which had a fair value of $4,070,003, based on the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction. As a result, the remaining equity associated with the non controlling interest was closed to share capital of Green Thumb as of September 1, 2021. On December 31, 2020, the MSA for Chesapeake Alternatives, LLC was amended and restated to make GTI Maryland, LLC, the sole member of the entity. As a result, the remaining equity associated with the non controlling interest was closed to share capital of Green Thumb as of December 31, 2020.

The following tables present the summarized financial information about the Company’s VIEs which are included in the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021			September 30, 2020
	Chesapeake Alternatives,	Illinois	Other Non-material	Chesapeake Alternatives,	Illinois	Other Non-material
	LLC	Disp, LLC	VIEs	LLC	Disp, LLC	VIEs
Revenues	$—	$6,330,859	$3,981,488	$5,684,349	$5,224,583	$2,695,781
Net income attributable to noncontrolling interests	—	1,016,881	358,742	26,134	897,494	185,452
Net income attributable to Green Thumb Industries Inc.	—	1,016,882	712,482	1,033,650	897,494	294,969
Net income	$—	$2,033,763	$1,071,224	$1,059,784	$1,794,988	$480,421

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Chesapeake Alternatives,	Illinois	Other Non-material	Chesapeake Alternatives,	Illinois	Other Non-material
	LLC	Disp, LLC	VIEs	LLC	Disp, LLC	VIEs
Revenues	$—	$18,274,669	$11,115,034	$14,792,710	$13,170,514	$6,778,501
Net income attributable to noncontrolling interests	—	2,658,340	1,026,385	206,929	2,170,912	319,511
Net income attributable to Green Thumb Industries Inc.	—	2,658,340	1,601,578	3,812,121	2,170,913	661,341
Net income	$—	$5,316,680	$2,627,963	$4,019,050	$4,341,825	$980,852

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. VARIABLE INTEREST ENTITIES (Continued)

As of September 30, 2021 and 2020, and December 31, 2020, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC and Meshow, LLC.

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

The below table presents revenues by type for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, Net of Discounts
Consumer Packaged Goods	$121,073,396	$74,702,069	$343,014,324	$177,355,614
Retail	161,016,450	111,948,115	441,241,047	275,451,137
Intersegment Eliminations	(48,412,965)	(29,546,343)	(134,276,094)	(73,460,384)
Total Revenues, net of discounts	$233,676,881	$157,103,841	$649,979,277	$379,346,367
Depreciation and Amortization
Consumer Packaged Goods	$9,132,095	$10,029,857	$25,546,006	$33,089,808
Retail	8,040,971	1,505,019	21,693,473	5,390,152
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$17,173,066	$11,534,876	$47,239,479	$38,479,960
Income Taxes
Consumer Packaged Goods	$16,017,796	$12,928,449	$42,951,572	$23,553,449
Retail	21,302,192	15,507,883	55,251,326	33,410,598
Intersegment Eliminations	—	—	—	—
Total Income Taxes	$37,319,988	$28,436,332	$98,202,898	$56,964,047

Goodwill assigned to the Consumer Packaged Goods segment as of September 30, 2021 and December 31, 2020 was $350,660,586 and $252,016,532, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of September 30, 2021 and December 31, 2020 was $270,549,090 and $211,303,718, respectively.

Goodwill assigned to the Retail segment as of September 30, 2021 and December 31, 2020 was $246,823,368 and $130,680,935, respectively. Intangible assets, net assigned to the Retail segment as of September 30, 2021 and December 31, 2020 was $278,635,262 and $194,938,316, respectively.

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, Green Thumb has identified 26 reporting units. The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which Green Thumb conducts business (or each market). The markets were then further divided into reporting units based on the market operations (Retail and Consumer Packaged Goods) which were primarily determined based on the licenses each market holds. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and nine months ended September 30, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2021 and the consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 18, 2021 (the “Original 2020 Form 10-K”) and the accompanying notes for each respective period, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 19, 2021, Amendment No. 2 on Form 10-K/A filed with the SEC on April 30, 2021 (the “Second Amendment”) and Amendment No. 3 on Form 10-K/A filed with the SEC on July 14, 2021. The Original 2020 Form 10-K as so amended is referred to herein as (the “2020 Form 10-K”). The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

During the first nine months of 2021 the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 and its variants may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners and its continued designation as “essential” in states where it does business that currently or in the future impose restrictions on business operations.

For additional information on risk factors related to the pandemic or other risks that could impact Green Thumb’s results, please refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of September 30, 2021, Green Thumb has revenue in 14 U.S. markets, employs approximately 3,400 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles and Rythm. The Company distributes and markets these products primarily to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 16 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the U.S. including at Green Thumb’s own Rise™ and other dispensaries.

Green Thumb owns and operates a national cannabis retail chain called Rise™ which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise stores currently are located in nine of the states in which we operate (including Nevada and Virginia). As of September 30, 2021, the Company had 65 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19 as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 and (ii) unaudited interim condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020 have been derived from, and should be read in conjunction with the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change		YTD Change
	2021	2020	2021	2020	$	%	$	%
Revenues, net of discounts	$233,676,881	$157,103,841	$649,979,277	$379,346,367	$76,573,040	49%	$270,632,910	71%
Cost of Goods Sold, net	(104,159,371)	(70,146,676)	(286,685,443)	(175,707,874)	(34,012,695)	(48)%	(110,977,569)	(63)%
Gross Profit	129,517,510	86,957,165	363,293,834	203,638,493	42,560,345	49%	159,655,341	78%
Total Expenses	71,448,927	49,745,979	202,835,651	144,823,947	21,702,948	44%	58,011,704	40%
Income From Operations	58,068,583	37,211,186	160,458,183	58,814,546	20,857,397	56%	101,643,637	173%
Total Other Income (Expense)	836,182	1,978,155	(5,940,749)	(6,624,987)	(1,141,973)	(58)%	684,238	10%
Income Before Provision for Income Taxes and Non-Controlling Interest	58,904,765	39,189,341	154,517,434	52,189,559	19,715,424	50%	102,327,875	196%
Provision for Income Taxes	37,319,988	28,436,332	98,202,898	56,964,047	8,883,656	31%	41,238,851	72%
Net Income (Loss) Before Non-Controlling Interest	21,584,777	10,753,009	56,314,536	(4,774,488)	10,831,768	101%	61,089,024	1,279%
Net Income Attributable to Non-Controlling Interest	1,375,623	1,109,080	3,684,725	2,697,352	266,543	24%	987,373	37%
Net Income (Loss) Attributable to Green Thumb Industries Inc.	$20,209,154	$9,643,929	$52,629,811	$(7,471,840)	$10,565,225	110%	$60,101,651	804%
Net Income (Loss) per share – basic	$0.09	$0.04	$0.24	$(0.04)	$0.05	125%	$0.28	700%
Net Income (Loss) per share – diluted	$0.08	$0.04	$0.23	$(0.04)	$0.04	128%	$0.27	675%
Weighted average number of shares outstanding – basic	226,529,671	211,990,405	221,059,870	210,127,323
Weighted average number of shares outstanding –diluted	230,879,437	214,212,292	225,411,773	210,127,323

	September 30, 2021	December 31, 2020
Total Assets	$2,150,429,477	$1,358,549,162
Long-Term Liabilities	$540,012,876	$325,101,386

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues, net of Discounts

Revenue for the three months ended September 30, 2021 was $233,676,881, up 49% from $157,103,841 for the three months ended September 30, 2020; driven by contributions from both Retail and Consumer Packaged Goods, largely due to continued growth in Illinois and Pennsylvania. Key performance drivers for the Retail business for the quarter are: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, and Pennsylvania, and new store openings including acquired stores, particularly in Massachusetts and Rhode Island. The Company generated revenue from 65 Retail locations during the quarter compared to 48 in the same quarter of the prior year. During the three months ended September 30, 2021, the Company acquired one new store in Rhode Island, one in Virginia and two in Massachusetts. Since September 30, 2020, the Company acquired one retail store in Connecticut, four in Massachusetts, one in Rhode Island and one in Virginia and opened ten new Retail locations in Pennsylvania, Illinois, California, Florida, New Jersey and Virginia that contributed to the increase in Retail revenues.

The key driver for the Consumer Packaged Goods increase in revenues was the sale of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada, New Jersey, Ohio and Connecticut due to increased scale and efficiency. The Company also added one cultivation and processing facility in Virginia through the acquisition of Dharma Pharmaceuticals, Inc. ("Dharma") and received a full quarters worth of operations from its cultivation and processing facility added through the June 1, 2021 acquisition of Liberty Compassion, Inc. ("Liberty").

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended September 30, 2021 was $104,159,371, up 48% from $70,146,676 for the three months ended September 30, 2020, driven by increased volume in open and operating retail stores; new and acquired retail store openings in Massachusetts, Virginia, Rhode Island, New Jersey and Pennsylvania and expansion of the consumer products sales primarily in Illinois, Pennsylvania, Massachusetts and New Jersey as described above.

Gross Profit

Gross profit for the three months ended September 30, 2021 was $129,517,510, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 55%. This is compared to gross profit for the three months ended September 30, 2020 of $86,957,165 or a 55% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended September 30, 2021 were $71,448,927 or 31% of revenues, net of discounts, resulting in an increase of $21,702,948. Total expenses for the three months ended September 30, 2020 were $49,745,979 or 32% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of ten new and seven acquired retail dispensaries over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for three months ended September 30, 2021 was $836,182, a change of $(1,141,973), primarily due to an increase in interest expense on the Company's April 30, 2021 Private Placement Financing as well as contingent liabilities associated with various acquisitions during the three months ended September 30, 2021.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended September 30, 2021 was $58,904,765, an increase of $19,715,424 compared to the three months ended September 30, 2020.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $4,994,842 and $4,435,634, adjusted operating Earnings Before Interest, Depreciation, and Amortization ("EBITDA") was $81,181,167 and $53,181,696 for the three months ended September 30, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2021, federal and state income tax expense totaled $37,319,988 compared to expense of $28,436,332 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues, net of Discounts

Revenue for the nine months ended September 30, 2021 was $649,979,277, up 71% from $379,346,367 for the nine months ended September 30, 2020; driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois and Pennsylvania. Key performance drivers for the period are: launch of Cookies brand of cannabis products in Nevada, and increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania and new and acquired store openings, particularly in Pennsylvania, Illinois, Massachusetts, Rhode Island and Connecticut. During the nine months ended September 30, 2021, the Company generated revenue from 65 Retail locations compared to 48 in the period during the prior year. During the nine months ended September 30, 2021, the Company opened eight new stores and acquired six stores. Since September 30, 2020, the Company acquired one retail store in Connecticut, four in Massachusetts, one in Rhode Island and one in Virginia and opened ten new Retail locations in Pennsylvania, Illinois, California, Florida, New Jersey and Virginia that contributed to the increase in Retail revenues.

The key driver for the Consumer Packaged Goods revenue increase was the opening of one cultivation and processing facility in Illinois as well as expansion of sales of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada New Jersey, Ohio and Connecticut due to increased scale and efficiency. The Company also added two cultivation and processing facilities through the acquisitions of Liberty and Dharma during the nine months ended September 30, 2021.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the nine months ended September 30, 2021 was $286,685,443, up 63% from $175,707,874 for the nine months ended September 30, 2020, driven by increased volume in open and operating retail stores; new retail store openings in Pennsylvania, Illinois, Massachusetts and Rhode Island and expansion of the consumer products sales primarily in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada, New Jersey, Ohio and Connecticut as described above.

Gross Profit

Gross profit for the nine months ended September 30, 2021 was $363,293,834, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 56%. This is compared to gross profit for the nine months ended September 30, 2020 of $203,638,493 or a 54% gross margin. The Company’s increase in gross margin percentage was mainly attributed to expanded capacity in the Company’s Consumer Packaged Goods segment. The increase in gross profit was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the nine months ended September 30, 2021 were $202,835,651 or 31% of revenues, net of discounts, resulting in an increase of $58,011,704. Total expenses for the nine months ended September 30, 2020 were $144,823,947 or 38% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of ten new and seven acquired retail dispensaries over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2021 was $(5,940,749) a change of $684,238, mainly due to favorable fair value adjustments associated with the Company’s warrant liability during the nine months ended September 30, 2021.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the nine months ended September 30, 2021 was $154,517,434, an increase of $102,327,875 compared to the nine months ended September 30, 2020.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $14,698,180 and $15,209,520, respectively, adjusted operating EBITDA was $231,820,863 and $114,139,330 for the nine months ended September 30, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2021, federal and state income tax expense totaled $98,202,898 compared to expense of $56,964,047 for the nine months ended September 30, 2020.

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Consumer Packaged Goods	$121,073,396	$74,702,069	$46,371,327	62%
Retail	161,016,450	111,948,115	49,068,335	44%
Intersegment Eliminations	(48,412,965)	(29,546,343)	(18,866,622)	64%
Total Revenues, Net of Discounts	$233,676,881	$157,103,841	$76,573,040	49%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Consumer Packaged Goods	$343,014,324	$177,355,614	$165,658,710	93%
Retail	441,241,047	275,451,137	165,789,910	60%
Intersegment Eliminations	(134,276,094)	(73,460,384)	(60,815,710)	83%
Total Revenues, Net of Discounts	$649,979,277	$379,346,367	$270,632,910	71%

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Revenues, net of discounts for the Retail segment were $161,016,450, an increase of $49,068,335 or 44%, compared to the three months ended September 30, 2020. The increase in Retail revenues, net of discounts, was primarily driven by increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, Pennsylvania, as well as acquired stores in Massachusetts and Rhode Island.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $121,073,396, an increase of $46,371,327 or 62%, compared to the three months ended September 30, 2020. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Pennsylvania, Massachusetts and New Jersey.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Revenues, net of discounts for the Retail segment were $441,241,047, an increase of $165,789,910 or 60%, compared to the nine months ended September 30, 2020. The increase in Retail revenues, net of discounts, was primarily driven by increased store traffic to Green Thumb’s open and operating retail stores, particularly in Pennsylvania and Illinois, as well as new store openings particularly in Illinois and Pennsylvania and new and acquired store openings, particularly in Pennsylvania, Illinois, Massachusetts, Rhode Island and Connecticut.

Revenues, net of discounts for the Consumer Packaged Goods Segment were $343,014,324, an increase of $165,658,710 or 93%, compared to the nine months ended September 30, 2020. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Pennsylvania, Massachusetts, Nevada and New Jersey.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of Consumer Packaged Goods brands including Beboe, Dogwalkers, Dr. Solomon’s, Good Green incredibles, and Rythm, primarily to third-party Retail customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the three and nine months ended September 30, 2021, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the Nine Months Ended September 30, 2021, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of Internal Revenue Code ("IRC") Section 280E under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss) Before Non-Controlling Interest	$21,584,777	$10,753,009	$56,314,536	$(4,774,488)
Interest Income, net	(328,018)	(5,397)	(673,598)	(109,922)
Interest Expense, net	7,616,449	4,460,125	16,419,420	14,236,475
Provision For Income Taxes	37,319,988	28,436,332	98,202,898	56,964,047
Other (Income) Expense, net	(8,124,613)	(6,432,883)	(9,805,073)	(7,501,566)
Depreciation and amortization	17,173,066	11,534,876	47,239,479	38,479,960
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$75,241,649	$48,746,062	$207,697,662	$97,294,506
Stock-based compensation, non-cash	4,994,842	4,435,634	14,698,180	15,209,520
Acquisition, transaction and other non-operating costs	944,676	—	9,425,021	1,635,304
Adjusted Operating EBITDA (non-GAAP measure)	$81,181,167	$53,181,696	$231,820,863	$114,139,330

Liquidity, Financing Activities During the Period, and Capital Resources

As of September 30, 2021, and December 31, 2020 the Company had total current liabilities of $165,301,783 and $119,288,435, respectively, and cash and cash equivalents of $285,792,378 and $83,757,785, respectively to meet its current obligations. The Company had working capital of $255,449,456 as of September 30, 2021, an increase of $190,793,886 as compared to December 31, 2020. This increase in working capital was primarily driven by the $155,498,140 sale of registered Subordinate Voting Shares pursuant to the Company’s Registration Statement on Form S-1 as well as the proceeds from issuance of notes of $175,500,047, including the the Company's April 30, 2021 Notes, partially offset by principal repayments of notes and mortgages of $64,702,508 including the May 22, 2019 Notes.

In the first nine months of 2021, Green Thumb generated revenue from all 14 of its markets: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. The Company’s Consumer Packaged Goods revenue grew approximately 3%, net of discounts, during the three months ended September 30, 2021 as compared to the three months ended June 30, 2021, primarily driven by organic growth across the Company’s Consumer Packaged Goods Business. The Company’s Retail revenue, net of discounts, increased 7% during the three months ended September 30, 2021 as compared to the three months ended June 30, 2021, primarily driven by and increased transaction activity across the Company’s 65 Retail store footprint, particularly in Illinois and Pennsylvania, as well as acquired stores in Massachusetts and Rhode Island.

The Company is an early-stage growth company, generating cash from revenues deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, and investor and industry relations.

While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first nine months of 2021, the uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain and our continued designation as an “essential” business in states where we do business that currently or in the future impose restrictions on business operations. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2021 and 2020, were as follows:

	Nine Months Ended September 30,
	2021	2020
Net Cash provided by Operating Activities	$82,767,650	$71,056,200
Net Cash Used in Investing Activities	$(148,280,250)	$(37,422,417)
Net Cash provided by (used in) Financing Activities	$267,547,193	$(2,210,044)

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures

The Company evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Subordinate Voting Shares

On July 12, 2021, the Company issued 52,110 Subordinate Voting Shares for warrants exercised.

Since July 1, 2021, the Company issued 5,709,688 Subordinate Voting Shares associated with acquisition of and related commitments to the former owners of privately held companies that own cannabis licenses for, and are engaged in, the cultivation, production and/or sale of cannabis and related products in the United States.

On July 12, 2021, the Company converted 6,000 Multiple Voting Shares into 600,000 Subordinate Voting Shares.

Multiple Voting Shares

On July 12, 2021, the Company converted 6,000 Multiple Voting Shares into 600,000 Subordinate Voting Shares.

Super Voting Shares

On July 12, 2021, the Company converted 6,000 Super Voting Shares into 6,000 Multiple Voting Shares.

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

Date: November 12, 2021

GREEN THUMB INDUSTRIES INC.

/s/Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: November 12, 2021