Form 10-K
period 2021-12-31
Green Thumb Industries Inc.
filed 2022-03-01
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 24, 2022, there were 202,526,260 shares of the registrant’s Subordinate Voting Shares, 3,853,100 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 28,503,100 shares of the registrant’s Super Voting Shares (on an as converted basis) outstanding.

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares, and Super Voting Shares (on an as converted basis, based on the closing price of these Subordinate Voting Shares on the Canadian Stock Exchange) on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, held by nonaffiliates was $6,535,629 thousand.

DOCUMENTS INCORPORATED BY REFERENCE

Part I of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant's Amendment No. 2 Registration Statement on Form S-1 (No. 333-248213) to the extent stated herein under the heading "History of the Company."

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2022 General Annual Meeting of Stockholders (the “2022 Proxy Statement”). The 2022 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2021, the end of the registrant’s fiscal year.

GREEN THUMB INDUSTRIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2021

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

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “potential,” “anticipate,” “risk,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

PART I

ITEM 1. BUSINESS

Background

Green Thumb Industries Inc. is a reporting issuer in the United States and Canada and the Company's Subordinate Voting Shares are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “GTII.” The Company’s Subordinate Voting Shares (as hereinafter defined) are also traded in the United States on the OTCQX Best Market (the “OTCQX”) under the symbol “GTBIF.”

Originally founded in 2014, Green Thumb began operations in 2015 upon the award of a medical marijuana license for cultivation/processing and retail sale of cannabis in Illinois. The Company has since expanded its operational footprint to 15 U.S. markets, including California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. Currently, Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain called Rise, as well as retail stores operating under other names, many of which are in the process of being rebranded to Rise. Our retail stores sell a combination of our products and third-party products (which we refer to as our Retail business).

The Company, through its subsidiaries, owns state-licensed medical and/or adult use marijuana businesses in California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. We also license our intellectual property and certain brands to licensees in Colorado. The following organizational chart describes the organizational structure of the Company as of December 31, 2021. See Exhibit 21.1 to this document for a list of subsidiaries of the Company. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted in Exhibit 21.1. In part, the complexity of our organization structure is due to state licensing requirements that mandate that we maintain the corporate identity of our operating license holders.

Green Thumb Industries Inc.
Publicly Traded Entity
GTI123, Inc.
VCP23, LLC
TWD18, LLC
VCP IP Holdings, LLC
VCP Real Estate Holdings, LLC
Vision Management Services, LLC
GTI Core, LLC
GTI New Jersey, LLC
Fiorello Pharmaceuticals, Inc.
Advanced Grow Labs, LLC
RISE Holdings, Inc.
GTI-Clinic Illinois Holdings, LLC
GTI Pennsylvania, LLC
KW Ventures Holdings, LLC
GTI Ohio, LLC
GTI Maryland, LLC
KSGNF, LLC
Dharma Pharmaceuticals, LLC
GTI Rhode Island, LLC
LeafLine Industries, LLC
GTI Nevada, LLC
Integral Associates, LLC
Integral Associates CA, LLC

The registered office of the Company is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia V6C 3R8. The head office is located at 325 W. Huron Street, Suite 700, Chicago, Illinois 60654.

History of the Company

For information on the history of the Company and the development of the business prior to June 13, 2018, the day our Subordinate Voting Shares began trading on the CSE, see the information set forth under the headings “Business – Our History” and “Business – General Development of the Business” in Amendment No. 2 to our Registration Statement on Form S-1 that was filed with the SEC on February 2, 2021 with Registration No. 333-248213.

Financing Activities

On February 8, 2021, the SEC declared effective the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,074 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000 thousand. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803 thousand. The Company used the net proceeds from the sale of securities for general corporate purposes, which included capital expenditures, working capital and general and administrative expenses. The Company also used a portion of the net proceeds to acquire or invest in businesses or products that are complimentary to the Company's own businesses and products.

On April 30, 2021, the Company closed a $216,734 thousand Senior Secured non-brokered private placement financing through the issuance of senior secured notes (the “April 30, 2021 Notes”) pursuant to the Second Amendment to the Note Purchase Agreement (the "Note Purchase Agreement"). The Company used the proceeds to retire the Company’s existing $105,466 thousand, senior secured notes due May 22, 2023 (the "May 22, 2019 Notes") and the remaining proceeds for general working capital purposes as well as various growth initiatives. The Notes have a maturity date of April 30, 2024 and bear interest from the date of issue of 7.00% per annum, payable quarterly, with an option, at the discretion of the Company, to extend for an additional 12 months. The financing permitted the Company to borrow an additional $33,266 thousand over the next twelve months. The purchasers of the April 30, 2021 Notes also received 1,459,044 warrants (the “Warrants”) which allow the holder to purchase one Subordinate Voting Share at an exercise price of $32.68 per share, for a period of 60 months from the date of issue.

On October 15, 2021, the Company amended its existing Notes Purchase Agreement with the Second Amended Notes Purchase Agreement dated April 30, 2021, for the purposes of borrowing an additional $33,200 thousand, as permitted under the April 30, 2021 Notes Purchase Agreement (the "Amended Notes"). The additional borrowings have terms consistent with the April 30, 2021 Notes and increase the total amount borrowed to $249,934 thousand. The Company intends to use the additional proceeds for general working capital purposes as well as various growth initiatives. The purchasers of the Amended Notes received an additional 243,303 warrants which allow the holder to purchase one Subordinate Voting Share at an exercise price of $30.02 per share, for a period of 60 months from the date of issue.

On March 6, 2020, the Company closed a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to an unrelated third party, Innovative Industrial Properties (“IIP”). Under a long-term agreement, the Company leased back the facility and continues to operate and manage it. The purchase price for the property was $9,000 thousand, excluding transaction costs. The Company made certain improvements to the property that have significantly enhance production capacity, for which IIP provided reimbursement of $41,000 thousand.

On January 31, 2020, the Company closed a sale and leaseback transaction to sell its Toledo, Ohio processing facility to IIP. Under a long-term agreement, the Company leased back the facility and continues to operate the space and manage it. The purchase price for the property was $2,900 thousand, excluding transaction costs. The Company made certain improvements to the property that have significantly enhance production capacity, for which IIP has provided reimbursement of $4,300 thousand.

On October 1, 2020, the Company and IIP agreed to amend the lease on the Toledo, Ohio processing facility. Under the amendment, IIP provided an additional $25,000 thousand in funding to be used for the construction of a cannabis cultivation facility at the property.

On November 12, 2019, the Company closed a sale and lease back transaction to sell its Danville, Pennsylvania cultivation and processing facility to IIP. Under a long-term agreement, the Company leased back the facility and continues to operate and manage it. The purchase price for the property was $20,300 thousand, excluding transaction costs. The Company made certain improvements to the property that have significantly enhanced production capacity, for which IIP provided reimbursement of $19,300 thousand.

Certain Recent Developments

On December 30, 2021, the Company closed on its acquisition of LeafLine Industries, LLC (“LeafLine”) which expanded the Company's national footprint into the Minnesota cannabis market, for $38,731 thousand in cash and 5,513,942 Subordinate Voting Shares (including 386,002 deferred shares) valued at approximately $117,833 thousand. LeafLine is one of only two licensed cultivators in the Minnesota medical cannabis market, licensed to grow, process and dispense medical cannabis directly to patients. LeafLine has one cultivation facility and eight retail dispensaries, five of which are currently open and operating.

On November 1, 2021, the Company closed on its acquisition of MDHWC Management Corp., which holds contractual interests in Maryland Health and Wellness Center, Inc. a Maryland-based medical dispensary (collectively referred to as "MDHWC"), for $8,320 thousand in cash and 309,157 Subordinate Voting Shares valued at approximately $6,375 thousand.

On September 1, 2021, the Company closed on its acquisition of GreenStar Herbals, Inc. (“GreenStar”), a Massachusetts-based adult-use cannabis retailer, for $5,228 thousand in cash and 1,344,216 Subordinate Voting Shares (including 161,306 deferred shares) valued at approximately $39,681 thousand. The acquisition included two open and operating adult-use retail locations and one location that was opened later in the year, all in Massachusetts.

On August 2, 2021, the Company closed on its acquisition of Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC (collectively referred to as "Summit"), which both hold contractual interests in Summit Medical Compassion Center, Inc., a non-profit corporation with vertically integrated cannabis operations in Rhode Island. The acquisition expanded the Company's national footprint into the Rhode Island cannabis market and was completed for 2,387,807 Subordinate Voting Shares (including 303,599 deferred shares) valued at approximately $69,874 thousand. The acquisition included one of only three retail locations in the state.

On July 1, 2021, the Company closed on its acquisition of Dharma Pharmaceuticals, LLC (“Dharma”). The acquisition expanded the Company's national geographic footprint into the Virginia cannabis market and was completed for $15,175 thousand in cash and 2,298,779 Subordinate Voting Shares (including 229,878 deferred shares) valued at approximately $75,897 thousand. As one of only five licenses in the Virginia medical cannabis market, Dharma is licensed to grow, process and distribute cannabis to patients through its own retail dispensaries, as well as third party dispensaries. The acquisition included one open and operating cultivation and production facility and one retail location. Green Thumb also has the ability to open five additional retail dispensaries in Virginia, one of which was opened during the third quarter of 2021.

On June 1, 2021, the Company closed on its acquisition of Liberty Compassion Inc. (“Liberty”), a Massachusetts-based medical cannabis cultivator and retailer, for 2,146,565 Subordinate Voting Shares (including 259,765 deferred shares) valued at approximately $64,585 thousand. The acquisition included one cultivation and production facility and two operating medical cannabis dispensaries.

On February 8, 2021, the SEC declared effective, the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,073 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000 thousand. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803 thousand.

On March 11, 2020, the World Health Organization categorized the coronavirus disease 2019 (together with its variants "COVID-19") a global pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

During 2021, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, it remains uncertain of how the future spread of COVID-19 and applicable vaccine mandates, or public health measures may impact the Company’s business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners.

Description of the Business

Overview of the Company

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb is promoting well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while being committed to community and sustainable profitable growth. As of December 31, 2021, Green Thumb has operations across 15 U.S. markets, employs over 3,700 people and serves hundreds of thousands of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes which we use to produce our consumer packaged goods in 17 owned and operated manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product category are individually material to the Company). These Consumer Package Goods products are sold in retail locations throughout the 15 U.S. markets Green Thumb operates in including Green Thumb’s own Rise dispensaries.

Green Thumb owns and operates a national cannabis retail chain called Rise which provide relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, we own stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise dispensaries currently are located in ten of the states in which we operate. As of December 31, 2021, the Company had 73 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19.

Financial Highlights and Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party licensed retail customers as well as the sale of finished products to consumers in its retail stores.

The percentage of total revenue contributed by operations of the Consumer Package Goods segment was 31%, 29% and 36% for the years ended December 31, 2021, 2020 and 2019 respectively. The percentage of total revenue contributed by the Retail segment was 69%, 71% and 64% for the years ended December 31, 2021, 2020 and 2019, respectively. See Item 7—“Management Discussion and Analysis” for details on key financial highlights.

As of the year ended December 31, 2021, Green Thumb has operating revenue in 15 markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia).

Geographic Information

Green Thumb operates in 15 U.S. states: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts,

Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

Our National Footprint

15 Markets

Current Green Thumb Markets

Product Research, Design and Development

The Company’s branded products portfolio includes SKUs across a range of product categories, including flower, pre-rolls, concentrates, vape, tinctures, edibles, topicals and other cannabis-related products.

Green Thumb engages in research and development activities focused on developing new extracted or infused cannabis consumer packaged products.

Manufacturing

Our branded products are produced in manufacturing facilities across 15 U.S. states in which the primary activity is the cultivation, processing and manufacture of cannabis consumer packaged goods. The majority of our finished goods production is manufactured by our owned production facilities. However, we also have entered into manufacturing agreements with third parties, primarily for our cannabidiol (“CBD”) business lines, none of which account for more than 1% of finished goods production.

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

Significant Customers

Customers of our consumer packaged goods business include legal state-licensed cannabis dispensaries within each U.S. state in which we operate, as well as national retail channels, including department stores and specialty boutiques. The majority of our branded consumer packaged goods are distributed to unrelated third-party licensed retail cannabis stores. Green Thumb is not dependent upon a single customer, or a few customers, the loss of any one or more of which would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during fiscal 2021, 2020 or 2019.

Merchandise

To meet the array of unique customer needs, we offer a variety of cannabis products at each of our Rise and other stores, totaling thousands of SKUs in managed inventory, comprehensive of product categories including flower, concentrates, topicals (bath and beauty products) and edibles (confection, beverages, snacks).

We leverage our owned retail channel, Rise and our other stores to distribute our branded product portfolio, such as Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, among others.

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

Omnichannel Distribution

Products sold at our Rise and other stores are delivered directly to our stores primarily by our manufacturing and distribution vendor partners.

Our primary retail presence is traditional brick and mortar. However, as regulations allow, we expect to continue to expand our e-commerce, in-store guest pick-up and direct to consumer delivery capabilities as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.

Intellectual Property – Patents and Trademarks

We believe that brand protection is critical to our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names (e.g., Green Thumb and Rise), our consumer packaged goods (e.g., Dogwalkers and RYTHM) and certain patentable goods and services. The U.S. trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the federal level under the Controlled Substances Act (21 U.S.C. § 811), we are not able to protect all our intellectual property at the federal level; therefore, we currently seek trademark protections at the state level where commercially feasible. Nonetheless, our success depends upon other areas of our business such as product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets.

From the time the Company became licensed to cultivate cannabis, we have developed proprietary cultivation techniques. The Company has also developed certain proprietary intellectual property for operating butane extraction, carbon dioxide extraction and ethanol extraction machinery, including production best practices, procedures and methods. This requires specialized skills in cultivation, extraction and refining.

The Company relies on non-disclosure/confidentiality agreements to protect its intellectual property rights. To the extent the Company describes or discloses its proprietary cultivation or extraction techniques in its applications for cultivation or processing licenses, the Company redacts or requests redaction of such information prior to public disclosure.

The Company has sought U.S. patent protection for certain of its Doctor Solomon’s products, namely a utility patent for compositions and methods for treating skin and neuropathic conditions and disorders. Where commercially reasonable, we will seek further U.S. patent protection on other eligible products and services. The Company owns several website domains, including www.gtigrows.com, numerous social media accounts across all major platforms and various phone and web application platforms.

The Company has successfully registered over 70 trademarks across the United States and internationally and has additional trademark applications pending. The Company anticipates feedback on outstanding submitted applications on a rolling basis. As such, the Company will continue to rely on common law protection for these brands during the trademark registration process. Moreover, the Company will proactively seek intellectual property protection for brand expansions in current markets as well as any new market expansion. For additional details on the risks associated with the lack of trademark protection, see Item 1A—“Risk Factors” with respect to intellectual property.

For incredibles branded cannabis products, the Company has entered into licensing contracts with third parties that hold licenses to engage in the sale of cannabis in the state of Colorado, where the Company does not have licenses to operate cultivation and processing facilities. Such third parties directly engage in or arrange for the sourcing, manufacturing, laboratory testing, quality assurance, storage, marketing, sales, distribution and delivery of products containing cannabis and remit licensing fees to the Company.

Joint Ventures

We utilize joint ventures when necessary to comply with state regulatory requirements in certain states. Partnering with one or more non-affiliated third parties provides the Company with the opportunity to mitigate certain operational and financial risks while ensuring continued compliance with the applicable regulatory guidelines. As of December 31, 2021, the Company has joint ventures for the operation of (i) two dispensaries in Illinois of which the Company holds a 50% interest, (ii) a dispensary in Westport, Connecticut of which the Company holds a 46% interest, and (iii) a Massachusetts operator of which the Company holds less than a 10% interest.

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

Number of Employees

As of December 31, 2021, Green Thumb employs over 3,700 team members nationwide including corporate, retail and manufacturing, both full- and part-time employees, and including but not limited to: finance and accounting, legal and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, real estate and human resources. We offer a comprehensive package of company-sponsored benefits to our team. Eligibility depends on the full-time or part-time status, location and other factors, and benefits include 401(k), medical and dental plans, disability insurance, employee assistance programs and life insurance. Additionally, we believe in aligned incentives and utilize employee stock and incentive plans for a competitive total rewards program.

Our employees are split across the Company as follows:

Corporate:	311
Retail:	2,056
Manufacturing:	1,363
Total	3,730

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

Federal and State Regulation of Cannabis

Below is a discussion of the federal and state-level regulatory regimes in the jurisdictions where the Company is currently operating through its subsidiaries.

Federal illegality of Cannabis

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. Schedule I controlled substances are federally illegal and the manufacturing, sale and use of cannabis is a violation of federal law.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. The Obama Administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum that Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013, which outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a prosecution or enforcement priority for the Department of Justice. However, the Department of Justice did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum.

On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a new memorandum which rescinded the Cole Memorandum. Despite its recission, as of December 21, 2021, federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021, has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and during his congressional testimony in February 2021, Garland stated that the Justice Department would not pursue cases against Americans complying with laws of the states that have legalized and are regulating marijuana. President Joseph R. Biden, who assumed office in January 2021, stated a policy goal of federal cannabis decriminalization, but has not publicly supported the legalization of cannabis.

As an industry best practice, the Company continues to employ the following policies to ensure compliance with the guidance provided by the Cole Memorandum:

•
Our operations and our subsidiaries’ operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough and other political/administrative divisions; to this end, we retain appropriately experienced legal counsel to help ensure compliance of such operations with all applicable licensing requirements;

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

•
Our operating subsidiaries must pass a range of requirements, adhere to strict business practice standards and be subject to strict regulatory oversight to ensure that no revenue is distributed to criminal enterprises, gangs or cartels;

•
We have implemented an inventory tracking system and necessary procedures to help ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products, as well as employ strict customer identification protocols to prevent sales to minors;

•
Our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, and we are not engaged in any other illegal activity; and

•
We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

There have been efforts at reforming federal cannabis law. As of December 21, 2021, there were more than a dozen proposed congressional bills addressing myriad issues regarding the cannabis industry, from banking and tax reform to full legalization. However, none have passed into law.

There does exists a legislative safeguard for the medical cannabis industry, appended to the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal law against regulated medical cannabis actors operating in compliance with state and local law. On December 3, 2021, the amendment was renewed through a pair of stopgap spending bills, with the most recent extension effective through February 18, 2022.

The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the Department of Justice and the current administration. Regardless, cannabis remains illegal at the federal level. The U.S. federal government has always reserved the right to enforce federal law over the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the Controlled Substances Act with respect to cannabis, there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in compliance with all applicable state laws, regulations and licensing requirements, such activities remain illegal under federal law. For the reasons described above and the risks further described in the section entitled “Risk Factors,” there are significant risks associated with our business. Readers of this Form are strongly encouraged to carefully read all of the risk factors contained in Item 1A—“Risk Factors.”

Federal Law and Ability to Access Public and Private Capital

Due to the present state of the laws and regulations governing financial institutions in the U.S., banks often refuse to provide services to businesses involved in the cannabis industry and U.S. multistate operators are currently not permitted to list securities on the U.S. exchanges. Consequently, it may be difficult for us to obtain financing from large U.S. financial institutions.

We have historically, and continue to have, access to equity and debt financing from non-public (i.e., private placement) markets and state-chartered financial institutions. Our executive team and Board have extensive relationships with sources of capital (such as funds and high net worth individuals).

In addition to our working capital, we continue to generate adequate cash to fund our operations from capital raising transactions. Our business plan continues to include aggressive growth, both in the form of additional acquisitions and through facility expansion and improvements. Accordingly, we expect to raise additional capital, both in the form of debt and new equity offerings, during the next few years.

However, there can be no assurance that additional financing will be available to us when needed or on terms that are acceptable.

Restricted Access to Banking and Other Financial Services

FinCEN issued the FinCEN Memorandum on February 14, 2014, which advised financial institutions providing banking services to cannabis businesses. These include burdensome due diligence expectations and reporting requirements. The FinCEN Memorandum outlines the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws.

However, the FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators for banks and other financial institutions and can be amended or revoked at any time. Thus, most banks and other financial institutions in the United States do not appear comfortable relying on this guidance to provide banking services to the cannabis industry. Banks and/or card networks may also refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. In addition, federal money laundering statutes and regulations under the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state in which it operates permits cannabis sales. The inability or limitation on our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

On March 7, 2019, Democratic representative Ed Perlmutter of Colorado introduced the SAFE Banking Act, which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill passed with strong bipartisan support in the House of Representatives on September 25, 2019. The House passed the SAFE Banking Act numerous times since then, most recently on February 4, 2022, as an amendment to the America COMPETES Act. Some industry observers are hopeful that the bill will be signed into law within the next year, which would allow financial institutions to provide services to marijuana related businesses without risk of violating federal money laundering statutes.

State Cannabis Law

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with federal law. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia are criminal acts under the Controlled Substances Act. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding that may be brought against the Company.

As of December 31, 2021, 36 states, (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands,) have legalized the cultivation and sale of cannabis for medical purposes. In 18 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use. In February 2021, adult use cannabis became legal in New Jersey. Adult use cannabis was legalized in New York one month later. And in July 2021, Virginia became the first southern state to legalize cannabis for adult use.

Company’s Medical-Only Markets

All of the medical-only markets in which the Company does business (Connecticut, Florida, Maryland, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia) have written regulations that impose limitations on the number of cannabis business licenses that can be awarded by the state. In each of these markets, we have a proven track record of: (i) entering the market through state-granted awards based on the merit of our application and business plans; and/or (ii) expanding market reach through accretive mergers, acquisitions, and partnership ventures. Each medical use market that also allows adult use (including Illinois, California, Colorado, Massachusetts and Nevada) has regulations specifying which medical conditions qualify a patient for a license to purchase cannabis, and generally require the approval from a physician. A number of these states have passed laws allowing for adult-use sales, but those programs are not yet operational. Specifically, Connecticut, New Jersey, New York and Virginia have all legalized adult use cannabis, but none have launched their adult use programs. Connecticut and New Jersey are expected to launch their adult use programs during 2022. New York is expected to begin sales in late 2022 or 2023; and Virginia is not expected to begin sales until 2024.

Company’s Adult Use Markets

The Company has adult use operations in California, Illinois, Massachusetts and Nevada. The Company also has licensing and distribution contracts with third parties that hold licenses to engage in the sale of cannabis in Colorado for incredibles and Beboe branded cannabis products. Many of the adult use markets in which the Company operates in (California, Colorado, Massachusetts and Nevada) have fewer barriers to entry and more closely reflect free market dynamics typically seen in mature retail and manufacturing industries. The growth of these markets poses a risk of increased competition. However, management views the Company’s market share as less at risk than operators without a current operating footprint due to our established brand recognition and supply and distribution chains. Additionally, regulations in some adult use markets, such as Illinois, allowed us to quickly develop adult use market share in those states. Purchasers of adult use cannabis generally are subject to higher sales taxes than apply to purchasers who are authorized for medical purposes. However, anecdotal evidence suggests that some consumers who meet the criteria to apply for medical licenses make adult use purchases and avoid pursuing a state’s medical registration/qualification process.

Regulatory Environment in States Where We Operate

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

California

California was the first state to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996. This legalized the use, possession and cultivation of medical marijuana by patients with a physician recommendation for treatment of a variety of illnesses, including any for which marijuana provides relief. In 2003, Senate Bill 420 was signed into law establishing an optional identification card system for medical marijuana patients.

In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act(“MCRSA”). The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. In November 2016, voters in California overwhelmingly passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”) creating an adult use marijuana program for adults 21 years of age or older. Senate Bill No. 94, known as Medicinal and Adult Use Cannabis Regulation and Safety Act (“MAUCRSA”) in June 2017, amalgamating MCRSA and AUMA to provide a single set of regulations to govern a medical and adult use licensing. MAUCRSA went into effect on January 1, 2018.

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

California License and Regulations

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

In 2021, we opened our first California retail operation in Pasadena. We have also been granted a conditional license, permitting us to pursue a second retail location.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by California.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses and conditional licenses issued to us with respect to our operations in California.

Colorado

On November 7, 2000, Colorado voters approved Amendment 20, which amended the state constitution to allow the use of marijuana in the state by approved patients with written medical consent. Conditions.

Amendment 64 passed on November 6, 2012, which amended the state constitution to establish a cannabis program in Colorado and permit the commercial cultivation, manufacture and sale of marijuana to adults 21 years of age or older. The commercial sale of marijuana for adult use to the general public began on January 1, 2014.

Colorado License and Regulations

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

We do not have any licenses in the State of Colorado. We have licensing and distribution contracts with third parties that hold licenses to engage in the sale of cannabis in Colorado for incredibles and Beboe branded cannabis products. Such third parties directly engage in or arrange for the sourcing, manufacturing, laboratory testing, quality assurance, storage, marketing, sales, distribution and delivery of products containing cannabis and remit licensing fees to us. See Item 1—“Intellectual Property Patents and Trademarks” for details on licenses with respect to operations in Colorado.

Regulations for the production and sale of marijuana in Colorado are published through the Marijuana Enforcement Division of the Department of Revenue.

Connecticut

Connecticut’s medical cannabis program was introduced in May 2012 when the General Assembly passed legislation PA 12-55 “An Act Concerning the Palliative Use of Marijuana,” providing for the use of marijuana in the state by approved patients with written consent from a physician or advanced practice nurse. On July 1, 2021, PA 21-1 went into effect, allowing for the purchase and use of cannabis by any adult over the age of 21. Adult use retail sales are not expected to begin until late 2022.

Connecticut Licenses and Regulations

The Connecticut Department of Consumer Protection has issued regulations regarding the Medical Marijuana Program in Connecticut.

There are two principal medical marijuana license categories in Connecticut: (1) cultivation/processing and (2) dispensary. We are licensed to operate one medical marijuana cultivation/processing facility and three medical marijuana dispensaries. All licenses are, as of the date hereof, active with the State of Connecticut. The licenses are independently issued for each approved activity for use at our facilities in Connecticut.

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

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Connecticut.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Connecticut.

Florida

In 2016, the Florida Medical Marijuana Legalization Initiative was introduced by citizen referendum and passed on November 8. This language, known as “Amendment 2,” amended the state constitution and mandated an expansion of the state’s medical cannabis program, which was previously limited to patients suffering from a diagnosed terminal condition.

Amendment 2, and the resulting expansion of qualifying medical conditions, became effective on January 3, 2017. On June 9, 2017, the Florida House of Representatives and Florida Senate passed respective legislation to implement the expanded program, which officially became law on June 23, 2017.

Florida Licenses and Regulations

There is one principal license category in Florida: the vertically-integrated Medical Marijuana Treatment Centers license. We are licensed to operate one medical cannabis cultivation/processing facility and medical cannabis dispensaries. All licenses are, as of the date hereof, active with the State of Florida. The licenses are independently issued for each approved activity for use at our facilities in Florida, meaning that the cultivation/processing facility is licensed and each of the medical cannabis dispensaries is individually licensed.

Licenses are issued by the Florida Department of Heath, Office of Medical Marijuana Use. License holders can only own one license. Currently, the dispensaries can be in any geographic location within the state, provided that the local municipality’s zoning regulations authorize such a use, the proposed site is zoned for a pharmacy and the site is not within 500 feet of a church or school.

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

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Florida.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Florida.

Illinois

In 2013, the Illinois General Assembly passed the Compassionate Use of Medical Cannabis Pilot Program Act, which went into effect on January 1, 2014, allowing the use of marijuana in the state by approved patients with written medical consent. In June 2019, the Governor signed legislation legalizing cannabis for adult use. The Cannabis Regulation and Tax Act, legalizing and regulating cannabis for recreational use, went into effect on June 25, 2019, and adult use sales of cannabis began in the state on January 1, 2020. The adult use program allowed existing medical cannabis license holders to apply for Early Approval Adult Use Dispensing Organization licenses to be able to sell adult use product at existing medical cannabis dispensaries (known as “co-located” or “same site” dispensaries) beginning on January 1, 2020, and to have the privilege of opening a secondary adult use only retail site for every medical cannabis dispensary location the Dispensing Organization already had in its portfolio. The Cannabis Regulation and Tax Act also authorized issuance of an additional 185 Conditional Adult Use Dispensing Organization licenses in 2021 but to date the awarding of those licenses has been stayed by court order. As of December 31, 2021, the awarding of new, smaller-scale cultivation licenses was also delayed by court order.

Illinois Licenses and Regulations

Illinois licenses four types of cannabis businesses within the state: (1) cultivation (includes processing); (2) infusing; (3) transportation; and (4) dispensary. Dispensaries are regulated by the Illinois Department of Financial and Professional Regulation; the remainder are regulated by the Department of Agriculture. We are licensed to grow and process cannabis for medical and adult use sales at our two cultivation facilities. Dispensaries require separate licenses for adult use sales and medical sales. The dispensaries with “secondary” licenses by law serve only adult use customers, not medical patients.

The cultivation/processing licenses permit us to acquire, possess, cultivate, manufacture/process into edible marijuana products and/or marijuana-infused products, have tested, supply and sell marijuana and related supplies to marijuana dispensaries.

The retail dispensary licenses permit us to purchase marijuana and marijuana products from cultivation/processing facilities, as well as allow the sale of marijuana and marijuana products.

As of December 31, 2021, we have ten operating dispensaries in Illinois which is the statutory cap, operating under 15 licenses. All licenses are, as of the date hereof, active with the State of Illinois. The licenses are independently issued for each approved activity for use at our facilities in Illinois.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Illinois.

See Appendix A to this Annual Report for a list of the licenses issued us with respect to our operations in Illinois.

Maryland

In 2012, a state law was enacted in Maryland to establish a state-regulated medical marijuana program. Legislation was signed in May 2013 and the program became operational on December 1, 2017. The Maryland Medical Cannabis Commission regulates the state program, which allows the use of marijuana in the state by approved patients with written medical consent.

Maryland Licenses and Regulations

There are three principal license categories in Maryland: (1) cultivation, (2) processing and (3) dispensary. We own one cultivation license, one processing license and three retail dispensaries. All licenses are, as of the date hereof, active with the State of Maryland. The licenses are independently issued for each approved activity for use at the Company facilities in Maryland. We also have a contract to manage another dispensary and a call option to acquire 100% of the equity interests in that dispensary in 2022.

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

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Maryland.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Maryland.

Massachusetts

Massachusetts legalized medical marijuana when voters passed a ballot initiative in 2012. The law took effect on January 1, 2023. Adult use marijuana became legal in Massachusetts as of December 15, 2016, following a ballot initiative in November 2016. In September 2017, the Cannabis Control Commission was established to regulate medical and adult use of marijuana in the state.

Massachusetts Licenses and Regulations

On the medical side, there is one principal license category in Massachusetts: a vertically-integrated Medical Marijuana Treatment Center (“MTC”) license. WMTCs grow, process and dispense their own marijuana. On the adult use side, there are many license categories, but the two principal ones are Marijuana Cultivator and Marijuana Establishment (dispensary).

The Cannabis Control Commission, a regulatory body created in 2018, oversees the medical and adult use programs, including licensing of cultivation, processing and dispensary facilities. Licensed medical dispensaries are given priority status in adult use licensing.

We have had an MTC in Massachusetts since 2018, with a cultivation facility in Holyoke and a medical/adult use dispensary in Amherst. With the acquisition of MTC Liberty Compassion, Inc. in 2021, we are licensed to operate two medical MTCs, including two cultivation/processing facilities and three retail dispensaries. All licenses are, as of the date hereof, active with the State of Massachusetts. The licenses are independently issued for each approved activity for use at our facilities in Massachusetts. On the adult use side, we acquired GreenStar in 2021, which operates three dispensaries, bringing our adult-use operations in Massachusetts to one cultivation center and four dispensaries.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Massachusetts.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Massachusetts.

Minnesota

In 2014, Minnesota created a medical marijuana program for patients with qualifying medical conditions upon physician, physician assistant or nurse practitioner recommendation. While it is one of the stricter medical cannabis programs in the country, the list of qualifying conditions expanded over the years, including the addition of chronic pain in 2020. And while the forms of cannabis products available for purchase are limited, regulators announced in 2021 that edibles and smokable flower would be added to the list of approved products in 2022.

Minnesota License and Regulations

There is one category of licensure in Minnesota: medical cannabis manufacturer, which can grow, process and dispense medical cannabis.

A medical cannabis manufacturer is an entity registered with the Commissioner of Health that can cultivate, acquire, manufacturer, possess, prepare, transfer, transport, supply, and dispense medical cannabis.

The main regulatory body for marijuana is the Minnesota Department of Health, Office of Medical Cannabis.

In December 2021, we acquired LeafLine Industries, one of only two licensed medical cannabis manufacturer licenses in Minnesota, which came with a cultivation facility, five operating dispensaries and the right to open three additional dispensaries.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Minnesota.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Minnesota.

Nevada

Nevada became a medical marijuana state in 2001. In 2013, the Nevada legislature passed SB374, providing for state licensing of medical marijuana establishments. On November 8, 2016, Nevada voters passed NRS 435D by ballot initiative allowing for the sale of marijuana for adult use starting on July 1, 2017. On June 12, 2019, the laws were revised, creating the Nevada Cannabis Compliance Board to oversee administration of the program. The new laws also provided that each marijuana establishment must obtain a license from its local jurisdiction as well as the state.

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

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Nevada.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Nevada.

New Jersey

On January 18, 2010, the governor of New Jersey signed into law S.119, the Compassionate Use Medical Marijuana Act, permitting the use of medical cannabis with physician approval. The Compassionate Use of Medical Marijuana Act mandates that cannabis must be acquired through Alternative Treatment Centers licensed by the State. New Jersey’s adult use cannabis law went into effect in 2021, and the state began accepting applications for adult use licenses at the end of the year.

A single Alternative Treatment Centers license allows for the cultivation, processing and dispensing of medical marijuana products. Originally, each Alternative Treatment Centers was permitted to open one dispensary. With the Executive Order 6 Report, each Alternative Treatment Center can now open two additional satellite dispensaries within their New Jersey Department of Health-designated region for a total of three dispensaries each, as well as satellite production facilities, subject to regulatory approval.

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

After voters approved a ballot measure in November 2019, Governor Phil Murphy signed three bills into law in 2021 that establish an adult use program in New Jersey for adults who are at least 21 years old. New Jersey adult use sales are expected to begin during 2022.

New Jersey Licenses and Regulations

The New Jersey Cannabis Regulatory Commission is responsible for regulating cannabis in New Jersey.

We are licensed to operate one medical cultivation and processing facility and three retail medical cannabis dispensaries in the state of New Jersey. All licenses are, as of the date hereof, active with the State of New Jersey. The licenses are independently issued for each approved activity for use at our facilities in New Jersey. Our medical cannabis licenses will allow us to participate in the adult use program once that program is operational, provided we notify the CRC of our intent, prove that we have adequate supply to meet the reasonably anticipated needs of medical cannabis patients, and receive approval from the municipalities where we are located.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by New Jersey.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in New Jersey.

New York

In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act to provide a comprehensive, safe and effective medical marijuana program. The Compassionate Care Act provides access to the program for those who suffer from qualifying conditions and have a physician's recommendation. The program allows ten Registered Organizations to hold vertically-integrated licenses and service qualified patients and caregivers. Each Registered Organization has one cultivation/processing license and four dispensary licenses.

Only registered pharmacists can dispense medical marijuana to approved patients and caregivers. New York legislators legalized adult use cannabis in 2021, and the newly formed New York Office of Cannabis Management is promulgating rules and regulations. Adult use sales are not expected to begin until the end of 2022 or 2023.

New York Licenses and Regulations

The Office of Cannabis Management is the regulatory agency that oversees the medical marijuana program in New York. There is currently one principal license category in New York: vertically integrated license. The state also allows license holders to wholesale manufactured products to one another. We are licensed to operate one medical marijuana cultivation/manufacturing facility and four medical marijuana dispensaries. All licenses are, as of the date hereof, active with the State of New York. The licenses are independently issued for each approved activity for use at our facilities in New York.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by New York.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in New York.

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

Under the program rules, the Board will consider, on at least a biennial basis, whether enough medical marijuana dispensaries exist, considering the state population, the number of patients seeking to use medical marijuana and the geographic distribution of dispensary sites. More licenses may be issued based on those findings.

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

Pennsylvania

The Pennsylvania medical marijuana program was signed into law on April 17, 2016 under Act 16 and provided access to state residents with qualifying conditions. The state originally awarded only 12 licenses to cultivate/process and 27 licenses to operate retail dispensaries (which entitled holders to up to three medical dispensary locations per retail license). Subsequently, additional licenses have been granted.

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

All cultivation/processing establishments and dispensaries must register with the Pennsylvania Department of Health.

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

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Pennsylvania.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Pennsylvania.

Rhode Island

Rhode Island legalized medical marijuana in 2006. Under this law, Rhode Island offers medical marijuana registration cards for patients with qualifying conditions and physician approval.

Rhode Island Licensure and Regulations

There are two categories of licensure in Rhode Island: compassion center (which can cultivate) and cultivator. As of December 31, 2021, there are three operating compassion centers in the state, and five more received approval to operate in 2021.

A compassion center is licensed by Rhode Island Department of Business Regulation, Office of Cannabis Regulation, to acquire, possess, cultivate, manufacture, deliver, transfer, transport, supply, or dispense medical marijuana, or related supplies and educational materials, to registered qualifying patients and their registered primary caregivers or authorized purchasers, or out-of-state patient cardholders or other marijuana establishment licensee.

In 2021, we acquired Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC, which both held management agreements with Summit Medical Compassion Center, Inc., a non-profit corporation with cultivation and retail operations. Summit operates one of the three currently operating (as of December 31, 2021) dispensaries in the state.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Rhode Island.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Rhode Island.

Virginia

In 2017, Virginia passed a law that allowed patients suffering from intractable epilepsy access to cannabidiol (“CBD”) or THC-A oil. In 2018, this law was significantly expanded, which allowed any medical condition to qualify with state-certified physician, nurse practitioner or physician assistant recommendation. The next year, the law was amended to allow for higher potency THC. In February 2021, cannabis was legalized for adult use. Adult-use retail sales will not begin until 2024.

Virginia License and Regulations

There are currently two principal license categories in Virginia: (1) pharmaceutical processing and (2) dispensing. The primary regulatory body for cannabis is the Virginia Department of Health Professions: Board of Pharmacy. A pharmaceutical processor must obtain a permit from the Board of Pharmacy. A pharmaceutical processor can cultivate cannabis plants intended only for the production of cannabis oil, botanical cannabis, and usable cannabis, produces cannabis products, and dispenses cannabis products to a registered patient, his registered agent, or, if such patient is a minor or an incapacitated adult.

A cannabis dispensing facility means a facility that has obtained a permit from the Board of Pharmacy. A cannabis dispensing facility is owned, at least in part, by a pharmaceutical processor; and can dispense cannabis products produced by a pharmaceutical processor to a registered patient, his registered agent, or, if such patient is a minor or an incapacitated adult.

In 2021, we acquired a pharmaceutical processor and one operating dispensary. We opened one additional dispensary in August 2021 two additional dispensaries in February 2022 and have the right to open two more dispensaries pending regulatory approval.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Virginia.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Virginia.

State License Renewal Requirements

For each of our provisional and operational licenses, the states impose strict license renewal requirements that vary state by state. We generally must complete the renewal application process within a prescribed period of time prior to the expiration date and pay an application fee. The state licensing body can deny or revoke licenses and renewals for a variety of reasons, including (a) submission of materially inaccurate, incomplete or fraudulent information, (b) failure of the company or any of its directors or officers to comply, or have a history of non-compliance, with any applicable law or regulation, including laws relating to minimum age of customers, safety and non-diversion of cannabis or cannabis products, taxes, child support, workers compensation and insurance coverage, or failure to otherwise remain in good standing (c) failure to submit or implement a plan of correction for any identified violation, (d) attempting to assign registration to another entity without state approval, (e) insufficient financial resources, (f) committing, permitting, aiding or abetting of any illegal practices in the operation of a facility, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at a licensed facility and (h) lack of responsible operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Certain jurisdictions also require licensees to attend a public hearing or forum in connection with their license renewal application.

Newly Established Legal Regime

Our business activities rely on newly established and/or developing laws and regulations in the states in which we operate. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under further scrutiny by the Food and Drug Administration, the SEC, the Department of Justice, the Financial Industry Regulatory Advisory and other regulatory authorities that supervise or regulate the production, distribution, sale and use of cannabis for medical and nonmedical purposes in the United States. It is impossible to determine the extent of the impact of new laws, regulations or initiatives that may be proposed. The regulatory uncertainty surrounding the industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our business or the ability to raise additional capital.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in our Subordinate Voting Shares. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary; and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making a decision to invest in our Subordinate Voting Shares. These risks include, among others, the following:

•
Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change.
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
•
We face risks related to our information technology systems and potential cyber-attacks and security breaches.
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

Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. Investing in our shares involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Disclosure Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business

Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change.

Cannabis is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (21 U.S.C. § 811). The Controlled Substances Act classifies cannabis as a Schedule I controlled substance, and as such, medical and adult use cannabis use is illegal under U.S. federal law. Unless and until Congress amends the Controlled Substances Act with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, enforcement of federal law regarding cannabis is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

Our activities are, and will continue to be, subject to evolving regulation by governmental authorities. We are directly or indirectly engaged in the medical and adult use cannabis industry in the United States where local and state law permits such activities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge, and management may not be able to predict all such risks.

As of December 31, 2021, and despite the clear conflict with U.S. federal law, 36 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands) have legalized cannabis for medical use, while 18 of those states have legalized adult use of cannabis, and the District of Columbia has legalized the adult use but not commercial sale of cannabis. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use. In February 2021, adult use cannabis became legal in New jersey. Adult use cannabis was legalized in New York on month later and in July 2021, Virginia became the first southern state to legalize cannabis for adult use.

Despite this, our activities in the medical and adult use cannabis industry are illegal under the applicable federal laws of the United States. There can be no assurances that the federal government of the United States will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to us and our business, including our reputation, profitability and the market price of our publicly traded shares, and could result in the forfeiture or seizure of all or substantially all of our assets.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. The Obama Administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum that Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013, which outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a prosecution or enforcement priority for the Department of Justice. However, the Department of Justice did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum.

On January 4, 2018, then U.S. Attorney General Jeff Sessions formally rescinded the Cole Memorandum. Despite its recission, as of December 21, 2021, federal prosecutors appear to continue to use the Cole Memorandum's priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021, has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and during his congressional testimony in February 2021, Garland stated that the Justice Department would not pursue cases against Americans complying with laws of the states that have legalized and are regulating marijuana. President Joseph R. Biden, who assumed office in January 2021, stated a policy goal of federal cannabis decriminalization, but has not publicly supported the legalization of cannabis.

There have been efforts at reforming federal cannabis law. As of December 21, 2021, there were more than a dozen proposed congressional bills addressing myriad issues regarding the cannabis industry, from banking and tax reform to full legalization. However, none have passed into law.

There does exists a legislative safeguard for the medical cannabis industry, appended for the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal laws against regulated medical cannabis actors operating in compliance with state and local law. On December 3, 2021, the amendment was renewed through a pair of stopgap spending bill, with the most recent extension effective through February 18, 2022.

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

Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, the federal government can assert criminal violations of federal law despite state laws permitting the use of cannabis. While it does not appear that federal law enforcement and regulatory agencies are focusing resources on licensed cannabis related businesses that are operating in compliance with state law, the Department of Justice may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting cannabis related businesses. If the Department of Justice under U.S. Attorney General Garland, aggressively pursues financiers or equity owners of cannabis-related businesses, and U.S. Attorneys follow the Department of Justice policies through pursuing prosecutions, then we could face:

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

It is further possible that Department of Justice or an aggressive federal prosecutor could allege that Green Thumb Industries Inc., and our Board, our executive officers and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of our financing or services. In these circumstances, the Company’s operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Additionally, there can be no assurance as to the position the Biden administration or any future administration may take on cannabis, and a new administration could decide to enforce federal laws against state-regulated cannabis companies. Any enforcement of current federal cannabis laws could cause significant financial damage to us and our shareholders.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. These results could have a material adverse effect on us, including, but not limited to, our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our securities on various stock exchanges, our financial position, operating results, profitability or liquidity or the market price of our Subordinate Voting Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation or final resolution of any such matters because: (i) the time and resources that may be needed depend on the nature and extent of any information requested by the authorities involved, and (ii) such time or resources could be substantial.

State regulation of cannabis is uncertain.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect the Company, our business and our assets or investments. Maintaining compliance with complex and ever-changing regulations and laws, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures implemented by the Company are compliance-based and are derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators, if any. Notwithstanding the Company’s efforts and diligence, regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that the Company will receive the requisite licenses, permits or cards to continue operating our businesses.

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

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own. Such limitations on the ownership of additional licenses within certain states may limit the Company’s ability to grow in such states. The Company employs joint ventures from time to time to help ensure continued compliance with the applicable regulatory guidelines. Currently, the Company has joint ventures with third parties in Connecticut and Illinois. The Company structures its joint ventures on a case-by-case basis but generally maintains operational control over the joint venture business and a variable economic interest through the applicable governing documents.

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

In the United States, the “SAFE Banking Act” was adopted by the U.S. House of Representatives, which would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows state law. It is unclear whether the U.S. Senate will take up the SAFE Banking Act for a vote. While there is strong support in the public and within Congress for the SAFE Banking Act and similar legislation, there can be no assurance that it will be passed as presently proposed or at all.

In both Canada and the United States, transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions.

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

Any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance. Maintaining compliance with complex and ever-changing regulations, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws.

We may face difficulties in enforcing our contracts.

Because our contracts involve cannabis and other activities that are not legal under federal law and in some state jurisdictions, we may face difficulties in enforcing its contracts in federal courts and certain state courts. We cannot be assured that it will have a remedy for breach of contract, which could have a material adverse effect on us.

We have limited trademark protection.

We will not be able to register any federal trademarks for our cannabis products. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is a crime under the Controlled Substances Act, the Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, we likely will be unable to protect our cannabis product trademarks beyond the geographic areas in which we conduct business. The use of our trademarks outside the states in which we operate by one or more other persons could have a material adverse effect on the value of such trademarks.

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

We are and will continue to be a Canadian corporation as of the date of this Annual Report on Form 10-K. We are treated as a Canadian resident company (as defined in the Income Tax Act (Canada)) subject to Canadian income taxes. We are also treated as a U.S. corporation subject to U.S. federal income tax pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, (which we refer to as the “IRC”) and are subject to U.S. federal income tax on our income. As a result, we are subject to taxation both in Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

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

We are a holding company.

We are a holding company and essentially all of our assets are the capital stock of our subsidiaries in our 15 markets, including California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. As a result, investors in the Company are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by the subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares.

Material acquisitions, dispositions and other strategic transactions involve a number of risks for us.

Material acquisitions, dispositions and other strategic transactions involve a number of risks for us, including: (i) potential disruption of our ongoing business; (ii) distraction of management; (iii) increased financial leverage; (iv) the anticipated benefits and cost savings of those transactions may not be realized or may take longer to realize than anticipated; (v) increased scope and complexity of our operations; and (vi) loss or reduction of control over certain of our assets. Multiple non-material acquisitions, dispositions or strategic transactions that occur on or about the same time, even though not individually material, may present similar risks to the Company.

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

The Company’s cannabis growing operations consume considerable energy, which makes it vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect the business of the Company and our ability to operate profitably.

The Company may encounter unknown environmental risks.

There can be no assurance that the Company will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Climate change or significant weather events may accelerate or exacerbate environmental conditions in ways that adversely affect the business due to potential negative effects on agricultural conditions, increased difficulty in construction projects to support our operations, and ownership or leasing of real property generally. Upon encountering a hazardous condition, work at the facilities of the Company may be suspended. If the Company receives notice of a hazardous condition, it may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of the Company’s resources to correct the conditions. Such conditions could have a material impact on the investment returns of the Company.

We face risks related to our information technology systems, and potential cyber-attacks and security breaches.

Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology, which we refer to as IT, systems and software against damage and threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, fraud and theft. Our operations also depend on the timely maintenance and replacement of network equipment, IT systems and software, as well as pre-emptive expenses to mitigate associated risks. Given the nature of our products and the lack of legal availability outside of channels approved by the federal government, as well as the concentration of inventory in our facilities, there remains a risk of shrinkages, as well as theft. If there was a breach in security and we fell victim to theft, fraud, cyber-attack or robbery, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment, or if there was a failure or breach in information systems, it could adversely affect our reputation and business continuity. Breaches or other unauthorized access, theft, modification or destruction of confidential patient, customer, employee or other confidential information that is stored in our systems could adversely affect our business.

Additionally, we may store and collect personal information about patients and customers and are responsible for protecting that information from privacy breaches that may occur through procedural or process failure, IT malfunction or deliberate unauthorized intrusions. Any such theft or privacy breach, or one that involved competitively sensitive or other protected information, would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We could experience a cyber incident, which generally refers to any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property, or a ransomware attack, which is a type of malicious software that infects a computer and restricts users' access to it until a ransom is paid to unlock it. Any such incident that compromises the information stored on our systems could result in widespread negative publicity, damage to our reputation, a loss of patients and customers, disruption of our business and legal liabilities. If any of our critical suppliers is the subject of a cyber or ransomware attack, we could experience a significant disruption in our supply chain and possibly shortages of key resources.

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

We are dependent on key inputs, suppliers and skilled labor and fluctuations in the cost or availability of materials we use in our products and supply chain could negatively affect our results.

The marijuana business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, materials we use in our products and for the construction and development of our facilities, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers, or be sourced abroad. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Manufacturing delays or unexpected transportation delays, particularly from materials we source abroad, can also cause us to incur significantly increased costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operation and financial condition.

Our ability to compete and grow will be dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment, parts and components. The imposition of government or other vaccination, testing or other health mandates due to COVID-19 or any other similar event may impact our ability to retain current employees and attract new employees. The imposition of vaccine mandates could potentially cause labor shortages if employees refuse to get vaccinated and their employment is terminated, either voluntarily or involuntarily. Managing and tracking vaccination status and ongoing testing, or other health-related protocols for our employees could potentially materially increase our costs, as could addressing inconsistent mandates. This could have an adverse effect on our financial results.

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

Labor unions are working to organize workforces in the cannabis industry in general. Currently, only an immaterial percentage of our workforce has elected to be represented by a labor organization for purposes of collective bargaining. However, it is possible that greater portions of our workforce at retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations will remain or whether we can meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

We are subject to general economic risks.

Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer trends and spending and, consequently, impact our sales and profitability.

We may be negatively impacted by challenging global economic conditions.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example and as discussed in more detail below, since early 2020, the U.S and other world economies have experienced turmoil due to outbreaks of COVID-19 and its variants, which has resulted in global economic uncertainty, supply chain disruptions and other issues.

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

Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees and our customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for our products and services if, for example, the pandemic results in a recessionary economic environment. Our operations are currently ongoing as the cultivation, processing and sale of cannabis products was considered an essential business by all states in which we operate with respect to all customers when shutdowns were imposed. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain.

While it is not possible at this time to estimate the impact that COVID-19 (or any other actual or potential pandemic) could have on our business, the continued spread of COVID-19 (or any other actual or potential pandemic) and the measures taken by the governments of countries affected could further disrupt the supply chain and the manufacture or shipment or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, particularly those in China and India. The COVID-19 outbreak, or any of its variants, and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Because cannabis remains federally illegal, it is possible that we would not be eligible to participate in any government relief programs (such as federal loans or access to capital) resulting from COVID-19 or any other actual or potential pandemic.

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

We face exposure to significant currency fluctuations because of our present operations in the U.S. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. All or substantially all of our revenue is earned in U.S. dollars, but our shares, employee options and some of our warrants issued to holders of our notes are denominated in Canadian dollars which can provide variability for results of operations. We do not have currency hedging arrangements in place and there is no expectation that we will put any currency hedging arrangements in place in the future. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on our business, financial position or results of operations.

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

Although other Canadian-based companies have dual class or multiple voting share structures, given our unique capital structure and the concentration of voting control that is held by the holders of the Super Voting Shares, this structure and control could result in greater fluctuations in the trading price of our Subordinate Voting Shares, adverse publicity to us or other adverse consequences.

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
•
regulatory changes affecting our industry generally and our business and operations both domestically and abroad;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in Chicago, IL. The following table set forth the Company’s principal cultivation and processing properties.

Production Properties
Type	Location	Leased / Owned
West Haven Facility	West Haven, CT	Leased
Homestead Facility	Homestead, FL	Owned
Oglesby Facility	Oglesby, IL	Leased
Rock Island Facility	Rock Island, IL	Owned
Centreville Facility	Centreville, MD	Owned
Clinton Facility	Clinton, MA	Leased
Holyoke Facility	Holyoke, MA	Leased
Cottage Grove Facility	Cottage Grove, MN	Owned
Carson City Facility	Carson City, NV	Leased
Las Vegas Facility 1	Las Vegas, NV	Leased
Las Vegas Facility 2	Las Vegas, NV	Leased
Paterson Facility	Paterson, NJ	Leased
Schenectady Facility	Glenville, NY	Leased
Toledo Facility	Toledo, OH	Leased
Danville Facility	Danville, PA	Leased
Warwick Facility 1[1]	Warwick, RI	Leased
Warwick Facility 2	Warwick, RI	Leased
Abingdon Facility[2]	Abingdon, VA	Leased

In addition to the above properties, as of December 31, 2021 the Company has 73 open and operating retail locations throughout the U.S. of which we own 9.

Properties Subject to an Encumbrance. Pursuant to the Amended and Restated Note Purchase Agreement, the Company collateralized the facilities in (i) Rock Island, Illinois, and (ii) Homestead, Florida (iii) Lakewood, OH (Rise Lakewood Madison), (iv) Centreville, MD, and (v) Warminster, PA.

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

	Low Trading Price	High Trading Price	Volume
Period	(C$)	(C$)
Year Ended December 31, 2021
First Quarter (March 31, 2021)	$32.22	$37.29	56,354,032
Second Quarter (June 30, 2021)	$39.44	$40.93	24,761,835
Third Quarter (September 30, 2021)	$33.97	$36.17	17,635,212
Fourth Quarter (December 31, 2021)	$26.61	$28.33	42,223,734
Year Ended December 31, 2020
First Quarter (March 31, 2020)	$5.69	$13.51	25,072,866
Second Quarter (June 30, 2020)	$7.70	$14.17	23,749,362
Third Quarter (September 30, 2020)	$13.50	$21.25	16,553,128
Fourth Quarter (December 31, 2020)	$17.19	$31.18	39,421,324

Notes:

(1) Source: Bloomberg.

The Subordinate Voting Shares of the Company are also traded on the OTCQX under the symbol “GTBIF.”

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.(1)

	Low Trading Price	High Trading Price	Volume
Period	($)	($)
Year Ended December 31, 2021
First Quarter (March 31, 2021)	$25.35	$29.65	54,326,905
Second Quarter (June 30, 2021)	$31.77	$33.01	21,540,519
Third Quarter (September 30, 2021)	$25.95	$28.00	17,337,344
Fourth Quarter (December 31, 2021)	$21.02	$22.99	37,227,905
Year Ended December 31, 2020
First Quarter (March 31, 2020)	$4.07	$10.33	23,749,100
Second Quarter (June 30, 2020)	$5.41	$10.17	19,681,767
Third Quarter (September 30, 2020)	$10.00	$16.01	25,478,800
Fourth Quarter (December 31, 2020)	$12.93	$25.29	35,059,415

Notes:

(1) Source: Bloomberg.

(2) Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up or mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of February 18, 2022, there are 842 holders of record of our Subordinate Voting Shares.

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

Peer Performance Table

The following graph compares the cumulative total shareholder return on Green Thumb Industries Inc. Subordinate Voting Shares from June 12, 2018, when Green Thumb Industries Inc. began trading on the CSE, through December 31, 2021, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on December 12, 2018. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Green Thumb Industries Inc., Russell 2000 Index, and a Peer Group
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
6/12/2018
6/30/2018
12/31/2018
6/30/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/30/2021
Green Thumb Industries Inc.
Russell 2000 Index
Peer Group

	Base
	Period
	6/12/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Green Thumb Industries	$100	$116.50	$135.81	$345.66	$310.04
Russell 2000	$100	$80.44	$99.26	$118.10	$137.29
Peer Group	$100	$91.29	$119.43	$245.12	$176.52

Below are the specific companies included in the peer group.

Peer Group Companies

- Cresco Labs Inc.	- Trulieve Cannabis Corp.
- Curaleaf Holdings, Inc	- Verano Holdings Corp.

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

Subordinate Voting Shares

Beginning on January 1 2019 and through December 31, 2019, our shareholders converted an additional 357,104 Multiple Voting Shares into 35,710,400 Subordinate Voting Shares, continuing through December 31, 2020, our shareholders converted an additional 423,319 Multiple Voting Shares into 42,331,900 Subordinate Voting Shares, and continuing through December 31, 2021, our shareholders converted an additional 287,580 Multiple Voting Shares into 2,875,800 Subordinate Voting Shares.

On December 31, 2019, February 20, 2020, and May 31, 2020, the holders of Compensation Options issued to underwriters as part of the 2018 reverse takeover of Bayswater Ventures Corp. (the “Transaction”), converted into 104,192 Subordinate Voting Shares.

Between January 1, 2019 and December 31, 2019, we issued, in total, 12,413,906 Subordinate Voting Shares for 100% of the membership interests or shares of privately held companies, continuing through December 31, 2020, we issued, in total, an additional 1,964,014 Subordinate Voting Shares, and continuing through December 31, 2021, we issued, in total, an additional 13,802,837 Subordinate Voting Shares.

Between January 1, 2019 through December 31, 2019, we issued 4,402,735 Subordinate Voting Shares to buyout the membership interests of joint venture partners pursuant to agreements between the parties and, continuing through December 31, 2020, we issued an additional 1,315,789 Subordinate Voting Shares, and continuing through December 31, 2021, we issued an additional 203,436 Subordinate Voting Shares.

Between February 11, 2019, January 3, 2020, May 18, 2020, and August 12, 2020 we issued, in total, 8,408,779 Subordinate Voting Shares for 100% of the membership interest of Advanced Grow Labs, LLC as well as for certain achieved milestone events.

On May 22, 2019 and May 24, 2019, we issued 19,875 Subordinate Voting Shares to the lead lender pursuant to the Note Purchase Agreement, and on April 30, 2021, we issued an additional 8,413 Subordinate Voting Shares to the lead lender pursuant to the Second Amendment to the Note Purchase Agreement.

On June 5, 2019, June 21, 2019, August 12, 2019, May 25, 2020, July 10, 2020, March 22, 2021 and December 20, 2021, we issued, in total, 25,883,797 Subordinate Voting Shares to the owners of Integral Associates, LLC and Integral Associates CA, LLC for 100% of the membership interest of both entities, as well as for certain achieved milestone payments earned pursuant to the Membership Interest Purchase Agreement.

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

Multiple Voting Shares

Beginning on January 1, 2019 and through December 31, 2019, our shareholders converted 357,104 Multiple Voting Shares into 35,710,400 Subordinate Voting Shares, continuing through December 31, 2020, our shareholders converted an additional 423,319 Multiple Voting Shares into 42,331,900 Subordinate Voting Shares and, continuing through December 31, 2021, our shareholders converted an additional 28,758 Multiple Voting Shares into 2,875,800 Subordinate Voting Shares.

On January 8, 2019, we issued 31,000 Multiple Voting Shares to buyout the membership interest of joint venture partners pursuant to an agreement between the parties.

Beginning on January 1, 2019 and through December 31, 2019, our shareholders converted 22,224 Super Voting Shares into 22,224 Multiple Voting Shares, continuing through December 31, 2020, our shareholders converted an additional 90,258 Super Voting Shares into 90,258 Multiple Voting Shares, and continuing through December 31, 2021, our shareholders converted an additional 27,000 Super Voting Shares into 27,000 Multiple Voting Shares.

Super Voting Shares

Beginning on January 1, 2019 and through December 31, 2019, our shareholders converted 22,224 Super Voting Shares into 22,224 Multiple Voting Shares, continuing through December 31, 2020, our shareholders converted an additional 90,258 Super Voting Shares into 90,258 Multiple Voting Shares, and continuing through December 31, 2021, our shareholders converted an additional 27,000 Super Voting Shares into 27,000 Multiple Voting Shares.

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

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the years ended December 31, 2021, 2020 and 2019. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

During 2021, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of December 31, 2021, Green Thumb has operations in 15 U.S. markets, employs approximately 3,700 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products primarily to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 17 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the U.S. including at Green Thumb’s own Rise and other dispensaries.

Green Thumb owns and operates a national cannabis retail chain called Rise which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions or in certain instances where we co-own the store. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The Rise dispensaries currently are located in ten of the states in which we operate. As of December 31, 2021, the Company had 73 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19 as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the years ended December 31, 2021, 2020, 2019 and (ii) consolidated balance sheet as of December 31, 2021 and 2020 have been derived from, and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 8 of this Report.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Amounts have been presented in thousands of U.S. dollars except for share and per share amounts.

	For the Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
	(in thousands, except share and per share amounts)
Revenues, net of discounts	$893,560	$556,573	$216,433	$336,987	61%	$340,140	157%
Cost of Goods Sold, net	(401,631)	(252,404)	(109,402)	(149,227)	(59)%	(143,002)	(131)%
Gross Profit	491,929	304,169	107,031	187,760	62%	197,138	184%
Total Expenses	277,087	198,062	134,721	79,025	40%	63,341	47%
Income (Loss) From Operations	214,842	106,107	(27,690)	108,735	102%	133,797	483%
Total Other Income (Expense)	(9,867)	(3,176)	(22,512)	(6,691)	(211)%	19,336	86%
Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest	204,975	102,931	(50,202)	102,044	99%	153,133	305%
Provision for Income Taxes	124,612	83,853	9,344	40,759	49%	74,509	797%
Net Income (Loss) Before Non-Controlling Interest	80,363	19,078	(59,546)	61,285	321%	78,624	132%
Net Income (Loss) Attributable to Non-Controlling Interest	4,927	4,085	(430)	842	21%	4,515	1,050%
Net Income (Loss) Attributable to Green Thumb Industries Inc.	$75,436	$14,993	$(59,116)	$60,443	403%	$74,109	125%
Net Income (Loss) per share – basic	$0.34	$0.07	$(0.31)	$0.27	386%	$0.38	123%
Net Income (Loss) per share – diluted	$0.33	$0.07	$(0.31)	$0.26	371%	$0.38	123%
Weighted average number of shares outstanding – basic	223,192,326	210,988,259	190,602,400
Weighted average number of shares outstanding –diluted	226,758,882	212,531,188	190,602,400

	December 31, 2021	December 31, 2020
	(in thousands)
Total Assets	$2,385,851	$1,358,549
Long-Term Liabilities	$561,994	$325,102

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues, net of Discounts

Revenue for the year ended December 31, 2021 was $893,560 thousand, up 61% from $556,573 thousand for the year ended December 31, 2020, driven by contributions from both Retail and Consumer Packaged Goods, largely due to continued growth in Illinois and Pennsylvania. Key performance drivers for the Retail revenues in 2021 are: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania, and new store openings including acquired stores, particularly in Massachusetts, Virginia, Rhode Island and Maryland. The Company generated revenue from 73 Retail locations during the year compared to 51 in the prior year. During the year ended December 31, 2021, Retail revenue made up 69% of total revenue as compared to 71% of total revenue in 2020. Since December 31, 2020, the Company acquired one retail store in Maryland, four in Massachusetts, one in Rhode Island, one in Virginia and five in Minnesota and opened ten new Retail locations in Pennsylvania, Illinois, Massachusetts, California, New Jersey, Nevada and Virginia that contributed to the increase in Retail revenues.

The key driver for the Consumer Packaged Goods increase in revenues was the sale of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Maryland, Nevada, New Jersey, Ohio and Connecticut due to increased scale and efficiency. The Company also acquired cultivation and processing facilities in Massachusetts, Minnesota, Rhode Island and Virginia during the year ended December 31, 2021. Consumer Packaged Goods revenue made up 31% of total revenues in 2021 as compared to 29% in 2020.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the year ended December 31, 2021 was $401,631 thousand, up 59% from $252,404 thousand for the year ended December 31, 2020, driven by increased volume in open and operating retail stores; new and acquired retail store openings in Massachusetts, Virginia, Rhode Island, New Jersey and Pennsylvania and expansion of the consumer products sales primarily in Illinois, Pennsylvania, Massachusetts and New Jersey as described above.

Gross Profit

Gross profit for the year ended December 31, 2021 was $491,929 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 55%. This is compared to gross profit for the year ended December 31, 2020 of $304,169 thousand or a 55% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the year ended December 31, 2021 were $277,087 thousand or 31% of revenues, net of discounts, resulting in an increase of $79,025 thousand. Total expenses for the year ended December 31, 2020 were $198,062 thousand or 36% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of ten new and twelve acquired Retail dispensaries over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses. The reduction in expenses as a percentage of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2021 was $(9,867) thousand, a change of $(6,691) thousand, primarily due to an increase in interest expense on the Company's April 30, 2021 Notes and interest on contingent consideration associated with 2021 acquisitions.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31, 2021 was $204,975 thousand, an increase of $102,044 thousand compared to the year ended December 31, 2020.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $19,600 thousand and $19,337 thousand, as well as other non-operating items of $4,934 thousand and $1,635 thousand, adjusted operating Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) was $307,834 thousand and $179,585 thousand for the years ended December 31, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2021, federal and state income tax expense totaled $124,612 thousand compared to expense of $83,853 thousand for the year ended December 31, 2020.

The net expense of $124,612 thousand for the year ended December 31, 2021 includes current tax expense of $132,151 thousand and deferred tax expense of $(7,539) thousand in the current period.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues, net of Discounts

Revenue for the year ended December 31, 2020 was $556,573 thousand, up 157% from $216,433 thousand for the year ended December 31, 2019. The increase in revenue was driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois and Pennsylvania. The key performance driver of Retail revenues in 2020 was legalization of adult use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania, and the 2020 full period effect of the June 2019 acquisition of Integral Associates, LLC's Essence branded stores ("Essence") in Nevada. During the year ended December 31, 2020, Retail revenue made up 71% of total revenue as compared to 64% in 2019. During the year ended December 31, 2020, the Company increased its Retail footprint by opening 11 new stores and acquiring one store as compared to opening 17 new stores and acquiring eight during the same period in 2019. In total, the Company had 51 Retail locations open and operating during year ended December 31, 2020 as compared to 39 Retail locations in the prior year.

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

Cost of Goods Sold, net

Cost of goods sold are derived from costs related to the internal cultivation and production of cannabis and from Retail purchases made from other licensed producers operating within our state markets.

Cost of goods sold for the year ended December 31, 2020 was $252,404 thousand, up 131% from $109,402 thousand for the year ended December 31, 2019, driven by increased volume in open and operating Retail stores; new Retail store openings in Illinois, Pennsylvania and Nevada; and expansion of the Consumer Packaged Goods sales in Illinois, Pennsylvania, Massachusetts, Maryland, Connecticut and Nevada.

Gross Profit

Gross profit for the year ended December 31, 2020 was $304,169 thousand, representing a gross margin on the sale of finished cannabis consumer packaged goods of 55%. This is compared to gross profit for the year ended December 31, 2019 of $107,031 thousand or a 49% gross margin. The Company’s increase in gross margin percentage was mainly attributed to an overall increase in Retail sales as a proportion of total sales. In addition, Consumer Packaged Goods also contributed to the increase in gross profit through expanded capacity. The increase in gross profit was directly attributable to the revenue increase as further described above.

Total Expenses

Total expenses for the year ended December 31, 2020 were $198,062 thousand or 36% of total revenues, net of discounts. Total expenses for the year ended December 31, 2019 were $134,721 thousand or 62% of total revenues, net of discounts.

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

Total Other Income (Expense)

Total other income (expense) decreased to $(3,176) thousand for the year ended December 31, 2020 as compared to $(22,512) thousand for the year ended December 31, 2019. The reduction in other income (expense) was primarily due to favorable fair value adjustments on the Company’s investments offset by unfavorable adjustments to the fair value of the warrant liability and increased interest expense.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for the year ended December 31, 2020 was $102,931 thousand as compared to loss of $(50,202) thousand for the year ended December 31, 2019.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $19,337 thousand for 2020 and $18,285 thousand for 2019, as well as other non-operating items, Adjusted Operating EBITDA (as defined below under the heading “Non GAAP Measures”) was $179,585 thousand and $28,092 thousand for the year ended December 31, 2020 and 2019, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted at year-end. For the year ended December 31, 2020, federal and state income tax expense totaled $83,853 thousand as compared to $9,344 thousand for the year ended December 31, 2019.

The net expense of $83,853 thousand for the year ended December 31, 2020 includes current tax expense of $81,758 thousand and deferred tax expense of $2,095 thousand in the current period.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Revenues, net of Discounts

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

Gross Profit

Gross profit for the year ended December 31, 2019 was $107,031 thousand, representing a gross margin on the sale of finished cannabis Consumer Packaged goods of 49%. This is compared to gross profit for the year ended December 31, 2018 of $28,316 thousand representing a 45% gross margin driven by increased harvested cannabis and consumer packaged goods shipments, along with incremental contribution from increased volume from Retail sales.

Total Expenses

Total expenses for the year ended December 31, 2019 were $134,721 thousand or 62% of total revenues, net of discounts, an increase of $80,065 thousand. Total expenses for the year ended December 31, 2018 were $54,657 thousand or 87% of total revenues, net of discounts.

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

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2019 was ($22,512) thousand, compared to income of $56,092 thousand for the year ended December 31, 2018, mainly due to a favorable adjustment to the fair values of the Company’s investments recorded in 2018.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating loss before provision for income taxes and non-controlling interest for the year ended December 31, 2019 was ($50,202) thousand compared to income of $29,751 thousand for the year ended December 31, 2018.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $18,285 thousand in 2019 and $12,148 thousand in 2018, as well as other non-operating items, Adjusted Operating EBITDA was $28,092 thousand and ($9,008) thousand for the years ended December 31, 2019 and 2018, respectively.

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

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
	(in thousands)
Consumer Packaged Goods	$467,258	$273,977	$109,930	$193,281	71%	$164,047	149%
Retail	614,739	396,372	137,810	218,367	55%	258,562	188%
Intersegment Eliminations	(188,437)	(113,776)	(31,307)	(74,661)	66%	(82,469)	263%
Total Revenues, Net of Discounts	$893,560	$556,573	$216,433	$336,987	61%	$340,140	157%

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Revenues, net of discounts for the Retail segment were $614,739 thousand, an increase of $218,367 thousand or 55%, compared to the year ended December 31, 2020. The increase in Retail revenues, net of discounts, was primarily driven by increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania, as well as acquired stores in Massachusetts, Virginia, Rhode Island and Maryland.

Revenues, net of discounts for the Consumer Packaged Goods segment were $467,258 thousand, an increase of $193,281 thousand or 71%, compared to the year ended December 31, 2020. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Pennsylvania, Massachusetts and New Jersey.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Revenues, net of discounts for the Retail segment were $396,372 thousand for the year ended December 31, 2020, an increase of $258,562 thousand or 188%, compared to the year ended December 31, 2019. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania, and the 2020 full period effect of the June 2019 acquisition of the Essence stores in Nevada.

Revenues, net of discounts for the Consumer Packaged Goods segment were $273,977 thousand for the year ended December 31, 2020, an increase of $164,047 thousand or 149%, compared to the year ended December 31, 2019. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult- use cannabis in Illinois on January 1, 2020, increased sales volume in established markets such as Pennsylvania, Massachusetts and Maryland and the 2020 full period effect of the June 2019 acquisition of Desert Grown Farms and Cannabiotix in Nevada.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Revenues, net of discounts for the Retail segment were $137,810 thousand for the year ended December 31, 2019, an increase of $95,815 thousand or 228%, compared to the year ended December 31, 2018. The increase in Retail revenues, net of discounts, was primarily driven by new store openings, the acquisition of Integral Associates, LLC’s Essence branded dispensaries and increased sales volume at existing stores.

Revenues, net of discounts for the Consumer Packaged Goods segment were $109,930 thousand for the year ended December 31, 2019, an increase of $84,224 thousand or 328%, compared to the year ended December 31, 2018. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Massachusetts, Maryland and Pennsylvania as well as the acquisition of Advanced Grow Labs, LLC’s cultivation and processing facility and Integral Associates, LLC’s Desert Grown Farms and Cannabiotix cultivation and processing facility.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of Consumer Packaged Goods brands including Beboe, Dogwalkers, Doctor Solomon’s, Good Green incredibles, and RYTHM, primarily to third-party Retail customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the year ended December 31, 2021, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the year ended December 31, 2021, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

General and administrative expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs and fair value adjustments on the Company's contingent consideration arrangements. The Company expects to continue to invest considerably in this area to support aggressive expansion plans and to support the business by attracting and retaining top-tier talent. Furthermore, the Company anticipates an increase in stock-based compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly traded company in Canada and registered with the U.S. Securities and Exchange Commission.

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of Internal Revenue Code of 1986, as amended ("IRC") Section 280E under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net Income (Loss) Before Non-Controlling Interest	$80,363	$19,078	$(59,546)
Interest Income, net	(1,432)	(114)	(1,466)
Interest Expense, net	21,976	18,667	13,659
Provision For Income Taxes	124,612	83,853	9,344
Other (Income) Expense, net	(10,677)	(15,377)	10,319
Depreciation and amortization	68,458	52,506	31,482
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$283,300	$158,613	$3,792
Stock-based compensation, non-cash	19,600	19,337	18,285
Acquisition, transaction and other non-operating costs	4,934	1,635	6,015
Adjusted Operating EBITDA (non-GAAP measure)	$307,834	$179,585	$28,092

Liquidity, Financing and Capital Resources

As of December 31, 2021, and December 31, 2020 the Company had total current liabilities of $204,379 thousand and $119,289 thousand, respectively, and cash and cash equivalents of $230,420 thousand and $83,758 thousand, respectively to meet its current obligations. The Company had working capital of $159,851 thousand as of December 31, 2021, an increase of $95,196 thousand as compared to December 31, 2020. This increase in working capital was primarily driven by the $155,498 thousand sale of registered Subordinate Voting Shares pursuant to the Company’s Registration Statement on Form S-1 as well as the proceeds from issuance of notes of $208,700 thousand, primarily associated with the Company's April 30, 2021 Notes, partially offset by principal repayments of notes and mortgages of $70,507 thousand including the May 22, 2019 Notes.

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

While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the twelve months of 2021, the uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees, customers and supply chain partners. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2021, 2020, 2019, were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) Operating Activities	$132,048	$95,918	$(18,014)
Net cash used in Investing Activities	$(280,730)	$(57,274)	$(174,671)
Net cash provided by (used in) Financing Activities	$295,344	$(1,553)	$93,366

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2021:

	Total	2022	2023	2024	2025	2026	2027 and Thereafter
	(in thousands)
Notes Payable(a)	$249,934	$-	$-	$249,934	$-	$-	$-
Charitable Contributions	1,238	474	412	352	-	-	-
Mortgage Payable(b)	10,168	360	381	402	1,804	353	6,868
Interest Due on Notes Payable	40,976	16,579	17,495	6,902	-	-	-
Interest Due on Mortgage Payable	5,706	576	555	533	491	623	2,928
Operating Leases - Third Party	427,048	33,200	33,006	32,384	29,967	27,999	270,492
Operating Leases - Related Parties	12,274	1,119	1,144	1,027	948	970	7,066
Contingent Consideration	83,865	50,284	33,581	-	-	-	-
Construction Commitments	73,000	73,000	-	-	-	-	-
Total as of December 31, 2021	$904,209	$175,592	$86,574	$291,534	$33,210	$29,945	$287,354

(a) - This amount excludes $21,244 thousand of unamortized debt discount as of December 31, 2021. See Note 9—Notes Payable for details.

(b) - The amount excludes $162 thousand of unamortized debt discount as of December 31, 2021. See Note 9 - Notes Payable for details.

Off-Balance Sheet Arrangements

As of December 31, 2021, and 2020 the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately consider the risk of non-renewal, the Company applies probability weighting to the expected future net cash flows in calculating the fair value of these intangible assets. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets have the greatest sensitivity to the estimated discount rate used in the valuation. Management selected discount rates ranging from 12% to 18% primarily dependent upon the markets in which each of the acquisitions operates. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Management selected terminal growth rates of approximately 3%. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections.

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

Goodwill Impairment

The Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08 “Intangibles-Goodwill and Other-Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, the Company has identified 30 reporting units. The Company analyzed its reporting units by first reviewing the operating segments based on the geographic areas in which the Company conducts business (or each market). The markets were then further divided into reporting units based on the market operations (retail and consumer packaged goods) which were primarily determined based on the licenses each market holds. The following represent the markets in which the Company operates as of December 31, 2021: California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

Financial Instruments and Financial Risk Management

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and accrued liabilities, notes payable, warrant liability and contingent consideration payable.

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

The Company provides credit to its customers in the normal course of business. The Company has established credit evaluation and monitoring processes to mitigate credit risk but has limited risk as the majority of its sales are paid at the time of sale.

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

Commodities Price Risk. Commodities Price risk is the risk of variability in fair value due to movements in equity or market prices. The primary raw materials used by the Company aside from those cultivated internally are labels and packaging. Management believes a hypothetical 10% change in the price of these materials would not have a significant effect on the Company’s consolidated annual results of operations or cash flows, as these costs are generally passed through to its customers. However, such an increase could have an impact on our customers’ demand for our products, and we are not able to quantify the impact of such potential change in demand on our combined annual results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Prior Independent Registered Accounting Firm

Following the Transaction, the independent registered public accounting firm of the Corporation was Macias Gini & O’Connell LLP (“MGO”) located at 2029 Century Park East, Suite 1500, Los Angeles, California 90067. The Company engaged MGO on October 21, 2019, and MGO completed an audit of the Company for the year ended December 31, 2020 and 2019. MGO resigned as the Company’s auditor effective May 13, 2021. The resignation of MGO was approved by the Audit Committee and the Board. During the years ended December 31, 2019 and 2020 and the subsequent period through May 13, 2021, the date of MGO’s resignation, there were no (1) disagreements with MGO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to MGO’s satisfaction, would have caused MGO to make reference thereto in its report on the consolidated financial statements of the Company (as described in Item 304(a)(1)(iv) of Regulation S-K) or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

The Company provided MGO with a copy of the foregoing disclosures in this section and requested that MGO furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether it agrees with the above statements. A copy of MGO’s letter, dated May 13, 2021, is included herewith as Exhibit 16.1 to this document, indicating its agreement.

Engagement of Baker Tilly US, LLP

The Company appointed Baker Tilly US, LLP (“Baker Tilly”) located at 205 North Michigan Avenue, Suite 2800, Chicago, IL 60601 as its independent registered public accounting firm effective May 13, 2021. The engagement of Baker Tilly was approved by the Audit Committee and the Board. Baker Tilly has completed an audit of the Company for the year ended December 31, 2021.

During the fiscal years ended December 31, 2019 and December 31, 2020, and during the subsequent interim period through May 13, 2021, neither the Company, nor anyone acting on its behalf, has consulted Baker Tilly with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and Baker Tilly did not provide either a written report or oral advice to the Company that Baker Tilly concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) (a) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation and the related instructions) or (b) a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in our internal control described below, the Company’s disclosure controls and procedures were not effective as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During the year ended December 31, 2021, the Company completed six separate acquisitions (the “Acquired Entities”) and is in the process of integrating the operations of the such entities and, consequently, has not included the Acquired Entities in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Notes to the Consolidated Financial Statements — Note 5, Acquisitions, for additional information. The Acquired Entities operations constituted approximately three percent of total assets (excluding goodwill and other intangible assets) as of December 31, 2021, and approximately four percent of revenues, net of discounts for the year then ended. The Acquired Entities operations will be included in the Company's assessment as of December 31, 2022.

As of December 31, 2021, we have a material weakness in our internal controls over financial reporting relating to our accounting for contingent consideration. A material weakness is a deficiency, or combination of control deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We have developed a plan to remediate the material weakness, including designing and implementing improved processes and internal controls with the intent of ensuring proper application of relevant accounting guidance.

Our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures and internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by our independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers will be included in the 2022 Proxy Statement for the Company's 2022 Annual General Meeting of Shareholders (the“2022 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates and which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth under Executive Compensation in the Green Thumb Industries Inc. 2022 Proxy Statement and which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be included in the 2022 Proxy Statement and which sections are incorporated herein by reference.

Equity Compensation Plans

Information regarding equity compensation plans will be included in the 2022 Proxy Statement and which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in the 2022 Proxy Statement and which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services will be included in the 2022 Proxy Statement and which sections are incorporated herein by reference.

ITEM 15 . EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1#	Amended and Restated Articles of Green Thumb Industries Inc.
4.1#	Coattail Agreement, dated June 12, 2018, by and among the Shareholders, Green Thumb Industries Inc. and Odyssey Trust Company.
10.1#	Business Combination Agreement, dated June 12, 2018, by and among Bayswater Uranium Corporation, VCP23, LLC, GTI Finco Inc., 1165318 B.C. Ltd. and GTI23, Inc.
10.2*#	Membership Interest Purchase Agreement, dated November 12, 2018, by and among the Seller Parties, GTI Core, LLC and Green Thumb Industries Inc.
10.3*#	Amendment No. 1 to Membership Interest Purchase Agreement, dated June 5, 2019, by and among the Seller Parties, GTI Core, LLC and Green Thumb Industries Inc.
10.4*#	Agreement and Plan of Merger and Reorganization, dated January 4, 2019, by and among Green Thumb Industries Inc., GTI Merger Sub, LLC and Advanced Grow Labs, LLC.
10.5*#	First Amendment to the Agreement and Plan of Merger and Reorganization, dated February 11, 2019, by and among Green Thumb Industries Inc., GTI Merger Sub, LLC and Advanced Grow Labs, LLC.
10.6*^	Second Amendment to the Note Purchase Agreement, dated April 30, 2021, by and among the Issuers, the Purchasers and the Agents.
10.8#	Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated June 11, 2018.
10.9#	Amendment No. 1 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated August 30, 2019.
10.10#	Form of Notice of Option Grant.
10.11#	Form of Option Agreement.
10.12#	Form of Notice of RSU Grant and Agreement.
10.13	Form of Indemnification Agreement.
16.1	MGO Letter, dated May 13, 2021.
21.1	List of Subsidiaries of Green Thumb Industries Inc.
23.1	Consent of Independent Registered Public Accounting Firm (BakerTilly).
23.2	Consent of Independent Registered Public Accounting Firm (MGO).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
^	Previously filed as an exhibit to our Current Report on Form 8-K dated April 30, 2021 filed on May 6, 2021.
#	Previously filed as an exhibit to our registration statement on Form 10 filed on December 20, 2019.

Appendix A

List of Licenses of Green Thumb Industries Inc.

E-1

Licenses in the State of California
Holding Entity	Permit License	City	Renewal Date	Description
ESSENCE WEHO, LLC	Conditional License	West Hollywood, CA	N/A	Adult Use Retail Store, Home Delivery and Consumption Conditional License
INTEGRAL ASSOCIATES DENA, LLC	C10-0000787-LIC	Pasadena, CA	2/26/2023	Medicinal Dispensary, Adult Use Retail Store and Home Delivery Provisional License

Licenses in the State of Connecticut
Holding Entity	Permit License	City	Renewal Date	Description
ADVANCED GROW LABS, LLC	MMPR.0000001	West Haven, CT	2/6/2023	Medicinal Processor License
ADVANCED GROW LABS, LLC	BAK.0015356	West Haven, CT	6/30/2022	Bakery License (for Edibles)
BLUEPOINT WELLNESS OF CONNECTICUT	MMDF.0000002	Branford, CT	4/10/2022	Medicinal Dispensary License
BLUEPOINT WELLNESS OF WESTPORT, LLC	MMDF.0000029	Westport, CT	12/17/2022	Medicinal Dispensary License
SOUTHERN CT WELLNESS & HEALING, LLC	MMDF.0000015	Milford, CT	02/04/2023*	Medicinal Dispensary License

Licenses in the State of Florida
Holding Entity	Permit License	City	Renewal Date	Description
KSGNF, LLC	MMTC	Homestead, FL	9/23/2022	License to Operate a Medical Marijuana Treatment Center

Licenses in the State of Illinois
Holding Entity	Permit/License	City	Renewal Date	Description
NH MEDICINAL DISPENSARIES, LLC	280.000042-Disp	Effingham, IL	8/22/2022	Medicinal Dispensary License
NH MEDICINAL DISPENSARIES, LLC	284.000004-AUDO	Effingham, IL	3/31/2024	Adult Use Dispensary License
NH MEDICINAL DISPENSARIES, LLC	284.000074-AUDO	Charleston, IL	3/31/2024	Adult Use Dispensary License
GTI OGLESBY, LLC	1503060648	Oglesby, IL	3/9/2023	Medicinal Cultivation/Processing Operation Permit
GTI OGLESBY, LLC	1503060648-EA	Oglesby, IL	3/31/2023	Adult Use Cultivation Center License
GTI ROCK ISLAND, LLC	1503060649	Rock Island, IL	3/9/2022	Medicinal Cultivation/Processing Operation Permit
GTI ROCK ISLAND, LLC	1503060649-EA	Rock Island, IL	3/31/2023	Adult Use Cultivation Center License
GTI ROCK ISLAND, LLC	1204-324	Rock Island, IL	12/31/2021	Industrial Hemp Processor License
GTI OGLESBY, LLC	1204-481	Oglesby, IL	12/31/2021	Industrial Hemp Processor License
GTI MUNDELEIN, LLC	280.000002-DISP	Mundelein, IL	9/17/2022	Medicinal Dispensary License
GTI MUNDELEIN, LLC	284.000001-AUDO	Mundelein, IL	3/31/2024	Adult Use Dispensary License
GTI MUNDELEIN, LLC	284.000044-AUDO	Joliet, IL	3/31/2024	Adult Use Provisional License
3C COMPASSIONATE CARE CENTER, LLC	280.000027-DISP	Naperville, IL	1/29/2023	Medicinal Dispensary License
3C COMPASSIONATE CARE CENTER, LLC	284.000003-AUDO	Naperville, IL	3/31/2024	Adult Use Dispensary License
3C COMPASSIONATE CARE CENTER, LLC	280.000011-DISP	Joliet, IL	11/19/2022	Medicinal Dispensary License
3C COMPASSIONATE CARE CENTER, LLC	284.000002-AUDO	Joliet, IL	3/31/2024	Adult Use Dispensary License
3C COMPASSIONATE CARE CENTER, LLC	284.000055-AUDO	Niles, IL	3/31/2024	Adult Use Dispensary License
3C COMPASSIONATE CARE CENTER, LLC	284.000110-AUDO	Lake in the Hills, IL	3/31/2024	Adult Use Provisional Dispensary License
EVERGREEN DISPENSARY, LLC	280.000003-DISP	Canton, IL	9/18/2022	Medicinal Dispensary License
EVERGREEN DISPENSARY, LLC	284.000005-AUDO	Canton, IL	3/31/2024	Adult Use Dispensary License
EVERGREEN DISPENSARY, LLC	284.000047-AUDO	Quincy, IL	3/31/2024	Adult Use Dispensary License

Licenses in the State of Maryland
Holding Entity	Permit/License	City	Renewal Date	Description
CHESAPEAKE ALTERNATIVES, LLC	P-17-00005	Centreville, MD	8/28/2023	Medicinal Processor License
CHESAPEAKE ALTERNATIVES, LLC	D-17-00010	Bethesda, MD	11/20/2023	Medicinal Dispensary License
GTI MARYLAND, LLC	G-19-00001	Centreville, MD	6/27/2025	Medicinal Cultivator License
GTI MARYLAND, LLC	D-17-00007	Silver Spring, MD	11/20/2023	Medicinal Dispensary License
MESHOW, LLC	D-18-00021	Joppa, MD	4/10/2024	Medicinal Dispensary License
MARYLAND HEALTH & WELLNESS, LLC	D-19-00006	Hagerstown, MD	5/21/2025	Medicinal Dispensary License

Licenses of the State of Massachusetts
Holding Entity	Permit/License	City	Renewal Date	Description
RISE HOLDINGS, INC.	MC281674	Holyoke, MA	1/20/2023	Adult Use Cultivator License
RISE HOLDINGS, INC.	MP28453	Holyoke, MA	1/20/2023	Adult Use Processor License
RISE HOLDINGS, INC.	RMD645	Holyoke, MA	7/12/2022	Medical Cultivator, Processor and Dispensary License
LIBERTY COMPASSION, LLC	RMD1465	Clinton, MA	03/13/2023*	Medical Cultivator, Processor and Dispensary License
LIBERTY COMPASSION, LLC	MC282178	Clinton, MA	6/19/2022	Adult Use Cultivator License
LIBERTY COMPASSION, LLC	MP281752	Clinton, MA	6/19/2022	Adult Use Cultivator License
LIBERTY COMPASSION, LLC	RMD1586	Clinton, MA	7/28/2022	Medical Cultivator, Processor and Dispensary License
LIBERTY COMPASSION, LLC	MR282034	Chelsea, MA	12/4/2022	Adult Use Dispensary License
LIBERTY COMPASSION, LLC	MR282048	Dracut, MA	12/4/2022	Adult Use Dispensary License
LIBERTY COMPASSION, LLC	MR282207	Maynard, MA	2/10/2023	Adult Use Dispensary License

Licenses in the State of Minnesota
Holding Entity	Permit/License	City	Renewal Date	Description
LEAFLINE LABS, LLC	Distric 1	Mankato, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
LEAFLINE LABS, LLC	Distric 2	Eagan, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
LEAFLINE LABS, LLC	Distric 3	Coon Rapids, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
LEAFLINE LABS, LLC	Distric 4	St. Paul, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
LEAFLINE LABS, LLC	Distric 5	Not Yet Determined	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
LEAFLINE LABS, LLC	Distric 6	St. Cloud, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
LEAFLINE LABS, LLC	Distric 7	Willmar, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
LEAFLINE LABS, LLC	Distric 8	Hibbing, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement

Licenses in the State of Nevada
Holding Entity	Permit/License	City	Renewal Date	Description
GTI NEVADA, LLC	97028286992913304766	Carson City, NV	12/31/2022	Adult Use Dispensary License
JG RETAIL SERVICES NV, LLC	52125541619394980552	Spanish Springs, NV	11/30/2022	Adult Use Dispensary License
GTI NEVADA, LLC	18900369179730863251	Carson City, NV	6/30/2022	Medicinal Dispensary License
JG RETAIL SERVICES NV, LLC	45491515276399795916	Spanish Springs, NV	6/30/2022	Medicinal Dispensary License
GTI NEVADA, LLC	83887504703736981918	Carson City, NV	6/30/2022	Medicinal Cultivator License
GTI NEVADA, LLC	17355802525954961447	Carson City, NV	1/31/2023	Adult Use Cultivator License
GTI NEVADA, LLC	88939271215332828859	Carson City, NV	6/30/2022	Medicinal Processor License
GTI NEVADA, LLC	69272354565432352821	Carson City, NV	1/31/2023	Adult Use Processor License
CCLV MANUFACTURING CENTER, LLC	14501073281263752947	Las Vegas, NV	6/30/2022	Adult Use Cultivator License
CCLV MANUFACTURING CENTER, LLC	46723736766369616954	Las Vegas, NV	6/30/2022	Medicinal Cultivator License
CCLV PRODUCTION, LLC	41146840808916745728	Las Vegas, NV	6/30/2022	Adult Use Processor License
CCLV PRODUCTION, LLC	88867726382068964531	Las Vegas, NV	6/30/2022	Medicinal Processor License
INTEGRAL CULTIVATION, LLC	36793887579714409224	Las Vegas, NV	6/30/2022	Medicinal Cultivator License
INTEGRAL CULTIVATION, LLC	70155083229545863037	Las Vegas, NV	6/30/2022	Adult Use Cultivator License
INTEGRAL CULTIVATION, LLC	62340865056138997248	Las Vegas, NV	6/30/2022	Distributor License
INTEGRAL PRODUCTION, LLC	54896246263684448089	Las Vegas, NV	6/30/2022	Medicinal Processor License
INTEGRAL PRODUCTION, LLC	59239887350322215968	Las Vegas, NV	6/30/2022	Adult Use Processor License
INTEGRAL ASSOCIATES, LLC	10197329605365016654	Las Vegas, NV	6/30/2022	Medicinal Dispensary License
INTEGRAL ASSOCIATES, LLC	06347213896566425206	Las Vegas, NV	6/30/2022	Adult Use Marijuana Retail Store License
ESSENCE HENDERSON, LLC	31687553825305698491	Henderson, NV	6/30/2022	Medicinal Dispensary License
ESSENCE HENDERSON, LLC	19873661470522818141	Henderson, NV	6/30/2022	Adult Use Marijuana Retail Store License
ESSENCE HENDERSON, LLC	09271842370730937488	Las Vegas, NV	11/30/2022	Adult Use Dispensary License
ESSENCE HENDERSON, LLC	18482416987753786163	Las Vegas, NV	2/5/2023	Adult Use Dispensary Conditional License
ESSENCE HENDERSON, LLC	48470950795921214873	Sparks, NV	2/5/2023	Adult Use Dispensary Conditional License
ESSENCE HENDERSON, LLC	34299986630191194451	Carson City, NV	2/5/2023	Adult Use Dispensary Conditional License
ESSENCE TROPICANA, LLC	54732391061781763853	Las Vegas, NV	6/30/2022	Medicinal Dispensary License
ESSENCE TROPICANA, LLC	54135769938859220718	Las Vegas, NV	6/30/2022	Adult Use Marijuana Retail Store License
ESSENCE TROPICANA, LLC	15464995890053145809	Las Vegas, NV	11/30/2022	Adult Use Dispensary License
ESSENCE TROPICANA, LLC	48202177934598005793	Las Vegas, NV	2/5/2023	Adult Use Dispensary Conditional License
ESSENCE TROPICANA, LLC	26849340152215972256	Reno, NV	11/19/2022	Adult Use Dispensary Conditional License
ESSENCE TROPICANA, LLC	43490264137335866974	Henderson, NV	2/5/2023	Adult Use Dispensary Conditional License

Licenses in the State of New Jersey
Holding Entity	Permit/License	City	Renewal Date	Description
GTI NEW JERSEY, LLC	12112019	Patterson, NJ	12/31/2022	Cultivation, Processing, Dispensary (Medical) License
GTI NEW JERSEY, LLC	12112019	Paramus, NJ	12/31/2022	Cultivation, Processing, Dispensary (Medical) Conditional License
GTI NEW JERSEY, LLC	12112019	Bloomfield, NJ	12/31/2022	Cultivation, Processing, Dispensary (Medical) Conditional License

Licenses in the State of New York
Holding Entity	Permit/License	City	Renewal Date	Description
FIORELLO PHARMACEUTICALS, INC.	MM0701M	Glenville, NY	7/31/2023	Medicinal Manufacturing License
FIORELLO PHARMACEUTICALS, INC.	MM0702D	New York, NY	7/31/2023	Medicinal Dispensary License
FIORELLO PHARMACEUTICALS, INC.	MM0703D	Nassau County, NY	7/31/2023	Provisional Medicinal Dispensary License
FIORELLO PHARMACEUTICALS, INC.	MM0704D	Rochester, NY	7/31/2023	Medicinal Dispensary License
FIORELLO PHARMACEUTICALS, INC.	MM0705D	Clifton Park, NY	7/31/2023	Medicinal Dispensary License

Licenses in the State of Ohio
Holding Entity	Permit/License	City	Renewal Date	Description
GTI OHIO, LLC	MMD.0700015	Toledo, OH	7/1/2022	Medicinal Dispensary License
GTI OHIO, LLC	MMD.0700016	Lorain, OH	7/1/2022	Medicinal Dispensary License
GTI OHIO, LLC	MMD.0700026	Cleveland, OH	7/1/2022	Medicinal Dispensary License
GTI OHIO, LLC	MMD.0700047	Lakewood, OH	7/1/2022	Medicinal Dispensary License
GTI OHIO, LLC	MMD.0700052	Lakewood, OH	7/1/2022	Medicinal Dispensary License
GTI OHIO, LLC	MMCPP00070	Toledo, OH	5/18/2022	Medicinal Processor License
GTI OHIO, LLC	MMCPC00181	Toledo, OH	Provisional	Provisional Medicinal Cultivator License

Licenses in the Commonwealth of Pennsylvania
Holding Entity	Permit/License	City	Renewal Date	Description
GTI PENNSYLVANIA, LLC	GP-4006-17	Danville, PA	6/20/2023	Medicinal Grower/Processor Permit
GTI PENNSYLVANIA, LLC	D-6002-17	Erie, PA	6/29/2023*	Medicinal Dispensary Permit
GTI PENNSYLVANIA, LLC	D-18-3019	Mechanicsburg, PA	12/18/2022	Medicinal Dispensary Permit
GTI PENNSYLVANIA, LLC	D-18-3019	Chambersburg, PA	12/18/2022	Medicinal Dispensary Permit
GTI PENNSYLVANIA, LLC	D18-3019	Duncansville, PA	12/18/2022	Medicinal Dispensary Permit
GTI PENNSYLVANIA, LLC	D18-1044	Warminster, PA	12/18/2022	Medicinal Dispensary Permit
GTI PENNSYLVANIA, LLC	D18-1044	King of Prussia, PA	12/18/2022	Medicinal Dispensary Permit
GTI PENNSYLVANIA LLC	D18-5035	Latrobe, PA	12/18/2022	Medicinal Dispensary Permit
GTI PENNSYLVANIA LLC	D18-5035	Cranberry, PA	12/18/2022	Medicinal Dispensary Permit
GTI PENNSYLVANIA LLC	D18-6019	Monroeville, PA	12/18/2022	Medicinal Dispensary Permit
KW VENTURES HOLDINGS, LLC	D-3025-17	Steelton, PA	6/29/2023*	Medicinal Dispensary Permit
KW VENTURES HOLDINGS, LLC	D-3025-17	York, PA	6/29/2023*	Medicinal Dispensary Permit
KW VENTURES HOLDINGS, LLC	D-3025-17	Carlisle, PA	6/29/2023*	Medicinal Dispensary Permit
GTI PENNSYLVANIA LLC	D-6002-17	Hermitage, PA	6/29/2023*	Medicinal Dispensary Permit
GTI PENNSYLVANIA LLC	D-6002-17	New Castle, PA	6/29/2023*	Medicinal Dispensary Permit
GTI PENNSYLVANIA LLC	D18-6019	Erie, PA (Peach St.)	12/18/2022	Medicinal Dispensary Permit
GTI PENNSYLVANIA LLC	D18-6019	Meadville, PA	12/18/2022	Medicinal Dispensary Permit

Licenses in the State of Rhode Island
Holding Entity	Permit/License	City	Renewal Date	Description
SUMMIT MEDICAL COMPASSION CENTER, INC.	CC # 003	Warwick, RI	10/14/2022	Dispensary (Medical)

Licenses in the State of Virginia
Holding Entity	Permit/License	City	Renewal Date	Description
DHARMA PHARMACEUTICALS, LLC	240000001	Abingdon, VA	1/31/2023	Pharmaceutical Processor Permit (Medical)
DHARMA PHARMACEUTICALS, LLC	240000001	Salem, VA	7/31/2022	Medicinal Dispensary Permit
DHARMA PHARMACEUTICALS, LLC	240000001	Abingdon, VA	1/31/2023	Medicinal Dispensary Permit
DHARMA PHARMACEUTICALS, LLC	247000005	Christiansburg, VA	2/28/2023	Dispensary (Medical)
DHARMA PHARMACEUTICALS, LLC	247000006	Lynchburg, VA	2/28/2023	Dispensary (Medical)

*	Annual renewal pending to extend one year from date indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/Benjamin Kovler Benjamin Kovler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2022

/s/Anthony Georgiadis Anthony Georgiadis	Director and Chief Financial Officer (Principal Financial Officer)	March 1, 2022

/s/Wendy Berger Wendy Berger	Director	March 1, 2022

/s/William Gruver William Gruver	Director	March 1, 2022

/s/Wes Moore Wes Moore	Director	March 1, 2022

/s/Dorri McWhorter Dorri McWhorter	Director	March 1, 2022

/s/Swati Mylavarapu Swati Mylavarapu	Director	March 1, 2022

/s/Glen Senk Glen Senk	Director	March 1, 2022

S-1

Green Thumb Industries Inc.

Consolidated Balance Sheets

As of December 31, 2021 and December 31, 2020

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

	December 31,	December 31,
	2021	2020
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$230,420	$83,758
Accounts Receivable	22,099	21,415
Inventories	95,471	69,543
Prepaid Expenses	11,175	6,445
Other Current Assets	5,065	2,783
Total Current Assets	364,230	183,944
Property and Equipment, Net	409,074	189,926
Right of Use Assets, Net	176,327	140,383
Investments	94,902	40,795
Investment in Associate	30,337	12,670
Intangible Assets, Net	675,491	406,242
Goodwill	632,849	382,697
Deposits and Other Assets	2,641	1,892
TOTAL ASSETS	$2,385,851	$1,358,549
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$14,086	$20,504
Accrued Liabilities	84,724	46,652
Acquisition Consideration Payable	31,732	—
Compensation Payable	12,022	9,637
Current Portion of Notes Payable	783	342
Current Portion of Lease Liabilities	9,221	3,862
Contingent Consideration Payable	50,284	22,150
Income Tax Payable	1,527	16,142
Total Current Liabilities	204,379	119,289
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	182,539	146,427
Notes Payable, Net of Current Portion and Debt Discount	239,151	98,713
Contingent Consideration Payable	33,581	4,950
Warrant Liability	24,877	39,454
Deferred Income Taxes	81,846	35,558
TOTAL LIABILITIES	766,373	444,391
COMMITMENTS AND CONTINGENCIES
SHARE HOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2021: Unlimited, 201,768,312, and 201,768,312, respectively, at December 31, 2020: Unlimited, 178,113,221, and 178,113,221, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2021: Unlimited, 38,531 and 38,531, respectively, at December 31, 2020: Unlimited, 40,289 and 40,289, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2021: Unlimited, 285,031 and 285,031, respectively, at December 31, 2020: Unlimited, 312,031 and 312,031, respectively)	—	—
Share Capital	1,633,672	1,048,640
Contributed Surplus	21,245	4,893
Deferred Share Issuances	36,262	2,587
Accumulated Deficit	(70,063)	(145,499)
Equity of Green Thumb Industries Inc.	1,621,116	910,621
Noncontrolling interests	(1,638)	3,537
TOTAL SHAREHOLDERS' EQUITY	1,619,478	914,158
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,385,851	$1,358,549

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Operations

Years Ended December 31, 2021, 2020 and 2019

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues, net of discounts	$893,560	$556,573	$216,433
Cost of Goods Sold, net	(401,631)	(252,404)	(109,402)
Gross Profit	491,929	304,169	107,031
Expenses:
Selling, General, and Administrative	277,087	198,062	134,721
Total Expenses	277,087	198,062	134,721
Income From Operations	214,842	106,107	(27,690)
Other Income (Expense):
Other Income (Expense), net	10,677	15,377	(10,319)
Interest Income, net	1,432	114	1,466
Interest Expense, net	(21,976)	(18,667)	(13,659)
Total Other Income (Expense)	(9,867)	(3,176)	(22,512)
Income (Loss) Before Provision for Income Taxes And Non-Controlling Interest	204,975	102,931	(50,202)

Provision For Income Taxes	124,612	83,853	9,344
Net Income (Loss) Before Non-Controlling Interest	80,363	19,078	(59,546)
Net Income (Loss) Attributable to Non-Controlling Interest	4,927	4,085	(430)
Net Income (Loss) Attributable To Green Thumb Industries Inc.	$75,436	$14,993	$(59,116)
Net Income (Loss) per share - basic	$0.34	$0.07	$(0.31)
Net Income (Loss) per share - diluted	$0.33	$0.07	$(0.31)
Weighted average number of shares outstanding - basic	223,192,326	210,988,259	190,602,400
Weighted average number of shares outstanding - diluted	226,758,882	212,531,188	190,602,400

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Shares to Be Issued	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, January 1, 2019	$397,590	$27,773	$14,203	$—	$(100,878)	$3,497	$342,185
Adoption of ASC 842, Leases	—	—	—	—	(498)	—	(498)
Noncontrolling interests adjustment for change in ownership	22,461	(27,773)	(1,129)	—	—	5,312	(1,129)
Contributions from limited liability company unit holders	—	—	—	—	—	1,650	1,650
Issuance of shares under business combinations and investments	530,698	—	(23,698)	—	—	—	507,000
Deferred share issuances	—	—	—	16,587	—	—	16,587
Issuance of shares for redemption of noncontrolling interests	29,889	—	(4,469)	—	—	—	25,420
Stock-based compensation	—	—	18,285	—	—	—	18,285
Shares issued in consideration of professional fees	—	—	229	—	—	—	229
Exercise of broker options	—	—	665	—	—	—	665
Shares withheld in lieu of cash	—	—	(125)	—	—	—	(125)
Distributions to limited liability company unit holders	—	—	—	—	—	(7,516)	(7,516)
Net loss	—	—	—	—	(59,116)	(430)	(59,546)
Balance, December 31, 2019	$980,638	$—	$3,961	$16,587	$(160,492)	$2,513	$843,207
Balance, January 1, 2020	$980,638	$—	$3,961	$16,587	$(160,492)	$2,513	$843,207
Noncontrolling interests adjustment for change in ownership	322	—	—	—	—	(322)	—
Contributions from limited liability company unit holders	—	—	—	—	—	50	50
Issuance of shares under business combinations and investments	27,223	—	(17,407)	—	—	—	9,816
Contingent consideration, and other adjustments to purchase accounting	22,886		—	—	—	—	22,886
Issuance of deferred shares	—	—	—	752	—	—	752
Distribution of deferred shares	14,752	—	—	(14,752)	—	—	—
Issuance of warrants	—	—	181	—	—	—	181
Exercise of options and warrants	2,819		(1,179)	—	—	—	1,640
Stock-based compensation	—	—	19,337	—	—	—	19,337
Distributions to third party and limited liability company unit holders	—	—	—	—	—	(2,789)	(2,789)
Net income	—	—	—	—	14,993	4,085	19,078
Balance, December 31, 2020	$1,048,640	$—	$4,893	$2,587	$(145,499)	$3,537	$914,158

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Shares to Be Issued	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
Balance, January 1, 2021	$1,048,640	$—	$4,893	$2,587	$(145,499)	$3,537	$914,158
Issuance of shares for redemption of noncontrolling interest	4,070	—	(4,996)	—	—	926	—
Issuance of shares under business combinations and investments	343,281	—	22	—	—	—	343,303
Shares issued as contingent consideration	23,818	—	9,654	—	—	—	33,472
Issuance of deferred shares	—	—	—	37,565	—	—	37,565
Distribution of deferred shares	3,896	—	—	(3,890)	—	—	6
Issuance of registered shares pursuant to Form S-1	155,803	—	(305)	—	—	—	155,498
Exercise of options, RSUs and warrants	46,758	—	(32,498)	—	—	—	14,260
Warrants and shares issued in association with notes payable	271	—	24,875	—	—	—	25,146
Shares issued for settlement of business dispute	7,135		—	—	—	—	7,135
Stock-based compensation	—	—	19,600	—	—	—	19,600
Distributions to limited liability company unit holders	—	—	—	—	—	(11,028)	(11,028)
Net income	—	—	—	—	75,436	4,927	80,363
Balance, December 31, 2021	$1,633,672	$—	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) attributable to Green Thumb Industries Inc.	$75,436	$14,993	$(59,116)
Net income (loss) attributable to non-controlling interest	4,927	4,085	(430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,458	52,506	31,482
Amortization of operating lease assets	34,124	26,287	7,291
Loss on extinguishment of debt	10,645	—	—
Loss on disposal of property and equipment	314	31	—
Impairment of long-lived fixed assets	4,744	—	—
(Earnings) loss from equity method investments	(1,799)	(2,320)	56
Bad debt expense	488	367	—
Deferred income taxes	(4,763)	2,095	(13,681)
Stock-based compensation	19,600	19,337	18,285
(Increase) decrease in fair value of investments	(6,377)	(26,371)	5,586
Interest on contingent consideration payable and acquisition liabilities	2,965	1,235	3,909
Decrease in fair value of contingent consideration	(11,238)	(9,877)	—
(Decrease) increase in fair value of warrants	(14,577)	23,002	(4,160)
Shares issued for settlement of business dispute	7,135	—	—
Decrease in fair value of note receivable	—	816	6,609
Amortization of debt discount	7,235	5,159	5,178
Changes in operating assets and liabilities:
Accounts receivable	(646)	(14,252)	(792)
Inventories	(16,439)	(23,377)	(19,929)
Prepaid expenses and other current assets	(4,863)	230	(5,657)
Deposits and other assets	(749)	756	(307)
Accounts payable	(9,525)	11,674	(1,398)
Accrued liabilities	10,165	18,684	10,367
Operating lease liabilities	(28,597)	(17,682)	(6,488)
Income tax payable	(14,615)	8,540	5,048
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	132,048	95,918	(18,014)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(187,850)	(59,797)	(88,557)
Proceeds from disposal of assets	109	11,799	20,326
Purchase of investments	(79,050)	(525)	—
Proceeds from sale of investments	18,417	170	—
Repayment of note receivable	—	—	3,000
Purchase of businesses, net of cash acquired	(32,356)	(8,921)	(109,440)
NET CASH USED IN INVESTING ACTIVITIES	(280,730)	(57,274)	(174,671)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from unconsolidated affiliates and limited liability company unit holders	1,675	50	1,650
Distributions to third parties and limited liability company unit holders	(11,028)	(2,789)	(7,516)
Net proceeds from issuance of registered shares pursuant to Form S-1	155,498	—	—
Proceeds from exercise of options and warrants	14,260	1,640	540
Proceeds from issuance of notes payable	208,700	—	117,436
Principal repayment of notes payable	(70,507)	(304)	(18,744)
Purchase of noncontrolling interest	—	(150)	—
Prepayment penalty and other costs associated with refinancing	(3,254)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	295,344	(1,553)	93,366
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	146,662	37,091	(99,319)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	83,758	46,667	145,986
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$230,420	$83,758	$46,667

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$15,311	$12,762	$5,019
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$22,096	$(2,029)	$14,950
Noncash increase in right of use asset	$(27,035)	$(79,085)	$(63,477)
Noncash increase in lease liability	$27,035	$79,085	$63,975
Net liability upon adoption of ASC 842, Leases	$—	$—	$(498)
Exercise of put options	$—	$—	$(1,129)
Warrant issuance associated with note payable	$25,145	$754	$20,040
Mortgages associated with properties purchased	$6,830	$3,607	$—
Liability for purchase of noncontrolling interest	$—	$(5,350)	$(25,420)
Liability associated with acquisition agreement	$—	$2,000	$—
Shares issued for purchase of noncontrolling interest	$4,070	$—	$—
Issuance of contingent consideration	$33,472	$22,486	$10,999
Deferred share issuances	$37,565	$752	$16,588
Deferred share distributions	$(3,890)	$(14,752)	$—
Issuance of shares under business combinations	$343,303	$4,619	$495,738
Acquisitions
Inventories	$9,489	$131	$13,747
Accounts receivable	527	—	2,164
Prepaid assets	1,117	17	531
Property and equipment	30,789	264	16,629
Investments	—	—	9,900
Right of use assets	19,003	119	7,462
Identifiable intangible assets	314,457	6,182	377,164
Goodwill	250,152	7,612	331,208
Deposits and other assets	1,031	611	1,172
Liabilities assumed	(13,692)	(1,520)	(9,729)
Lease liabilities	(19,003)	(119)	(7,462)
Notes Payable	(5,627)	—	—
Contingent liabilities	(98,500)	—	(56,992)
Equity interests issued	(374,244)	(5,097)	(495,806)
Conversion of note receivable previously issued	—	—	(27,122)
Cash consideration payable	(32,092)	—	(17,379)
Deferred income taxes	(51,051)	720	(36,046)
	$32,356	$8,920	$109,441

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

1. NATURE OF OPERATIONS

Green Thumb Industries Inc. (“Green Thumb” or the “Company”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain named Rise, which sell our products and third-party products. As of December 31, 2021, Green Thumb has revenue in fifteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Virginia, and Minnesota), employs approximately 3,700 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.
2. SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Preparation and Statement of Compliance

The consolidated financial statements as of December 31, 2021, 2020 and 2019 (the “Consolidated Financial Statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

During the preparation of the December 31, 2021 consolidated financial statements, the Company became aware of a classification error in relation to a contingent consideration arrangement requiring settlement in Subordinate Voting Shares of Green Thumb. The contingent considerations arrangement was associated with the Company’s 2019 acquisition of Integral Associates, LLC ("Integral") and was originally classified as a liability, whereas it should have been classified as equity in accordance with ASC 815 Derivatives and Hedging. The balance sheet only error resulted in an overstatement of current contingent liabilities and non-current contingent liabilities of $22,150 thousand and $4,950 thousand, respectively and a corresponding understatement of contributed surplus of $27,100 thousand for the year ended December 31, 2020 and an overstatement of current contingent liabilities of $32,182 thousand and a corresponding understatement of contributed surplus for the year ended December 31, 2019. The error was corrected with a reclassification of $27,100 thousand in the December 31, 2021 balance sheet and was not considered material to any prior period, including the Company's quarterly unaudited interim condensed consolidated financial statements.

During the year ended December 31, 2021, the Company issued 681,364 Subordinate Voting Shares to the former owners of Integral in connection with the awarding of two final retail dispensary licenses. The shares had a combined fair value $17,869 thousand, which was recorded in share capital on the consolidated balance sheet. As of December 31, 2021, the carrying value of the equity classified contingent consideration was $9,654 thousand.

Certain previously reported amounts have been reclassified between line items to conform to the current period presentation.

(b)
Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

(c)
Functional and Presentation Currency

The Company’s functional currency, as determined by management, is the United States (“US”) dollar. These consolidated financial statements are presented in U.S. dollars.

(d)
Basis of Consolidation

The consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 include the accounts of the Company, its wholly-owned subsidiaries, its partially-owned subsidiaries, and those controlled by the Company by virtue of agreements, on a consolidated basis after elimination of intercompany transactions and balances.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

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

The following are the Company’s wholly owned subsidiaries that are included in these consolidated financial statements as of and for the years ended December 31, 2021 and 2020:

Subsidiaries	Jurisdiction	Interest
GTI23, Inc.	Delaware	100%
VCP23, LLC	Delaware	100%
GTI Core, LLC	Delaware	100%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d) Basis of Consolidation (Continued)

The following are VCP23, LLC’s and GTI Core, LLC’s wholly owned subsidiaries and entities over which the Company has control, that are included in these consolidated financial statements for the year ended December 31, 2021:

Subsidiaries	Ownership	Jurisdiction	Purpose
JB17, LLC	100%	Maryland	Management company
GTI-Clinic Illinois Holdings, LLC	100%	Illinois	License holder
IL Disp, LLC	50%	Illinois	License holder
RISE Holdings, Inc.	100%	Massachusetts	License holder
Liberty Compassion Inc.	100%	Massachusetts	License holder
GTI Maryland, LLC	100%	Maryland	License holder
Ohio Investors 2017, LLC	100%	Ohio	Holding Company
GTI Ohio, LLC	100%	Ohio	License holder
GTI Nevada, LLC	100%	Nevada	License holder
GTI Pennsylvania, LLC	100%	Pennsylvania	License holder
GTI Florida, LLC	100%	Florida	Holding company
KSGNF, LLC	100%	Florida	License holder
GTI New Jersey, LLC	100%	New Jersey	License holder
KW Ventures Holdings, LLC	100%	Pennsylvania	License holder
Chesapeake Alternatives, LLC	100%	Maryland	License holder
Meshow, LLC	100%	Maryland	License holder
Maryland Health and Wellness Center, Inc.	0%	Maryland	License holder
Advanced Grow Labs, LLC	100%	Connecticut	License holder
Bluepoint Wellness of Westport, LLC	46%	Connecticut	License holder
Bluepoint Apothecary, LLC	100%	Connecticut	License holder
Southern CT Wellness and Healing	100%	Connecticut	License Holder
Integral Associates, LLC	100%	Nevada	License holder
Integral Associates CA, LLC	100%	California	License holder
Fiorello Pharmaceuticals, Inc.	100%	New York	License holder
Dharma Pharmaceuticals, LLC	100%	Virginia	License holder
Summit Medical Compassion Center, Inc.	0%	Rhode Island	License holder
LeafLine Industries, LLC	100%	Minnesota	License holder
MC Brands, LLC	100%	Colorado	Intellectual property
For Success Holding Company	100%	California	Intellectual property
VCP IP Holdings, LLC	100%	Delaware	Intellectual property
Vision Management Services, LLC	100%	Delaware	Management company
TWD18, LLC	100%	Delaware	Investment company
VCP Real Estate Holdings, LLC	100%	Delaware	Real Estate holding company

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

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

(h)
Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. For the years ended December 31, 2021 and 2020 the Company recorded approximately $643 thousand and $223 thousand, respectively, in allowance for doubtful accounts. During the years ended December 31, 2021, 2020 and 2019, the Company recorded bad debt expense of $488 thousand, $367 thousand and $162 thousand, respectively.

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

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

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

Land	Not Depreciated
Land Improvements	10 – 30 Years
Buildings and Improvements	39 Years
Furniture and Fixtures	5 – 7 Years
Computer Equipment and Software	5 Years
Leasehold Improvements	Remaining Life of Lease
Production and Processing Equipment	5 – 7 Years
Assets Under Construction	Not Depreciated

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

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the year ended December 31, 2021, the Company recorded an impairment charge of $4,744 thousand within Selling, General, and Administrative on the consolidated statement of operations. No impairment charges were recorded during the years ended December 31, 2020 and 2019.

(k)
Note Receivable and Investments

Convertible notes investments and investments in equity of private companies are classified as financial assets at fair value through profit or loss. Upon initial recognition, the investment is recognized at fair value with directly attributable transaction costs expensed as incurred. Subsequent changes in fair value are recognized in profit or loss.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)
Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition and were as follows for each class of intangible asset as of December 31, 2021:

Licenses and Permits	7-15 years
Tradenames	3-15 years
Customer Relationships	3-7 years
Non-competition Agreement	2-5 years

Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

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

The Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08 “Intangibles-Goodwill and Other-Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During the years ended December 31, 2021 and 2020, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company’s Step Zero analysis, no further quantitative impairment test was deemed necessary. There were no impairments of goodwill or intangible assets with indefinite lives for the years ended December 31, 2021, 2020, or 2019.

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

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 12—Income Taxes, the Company is subject to the limitations of Internal Revenue Code of 1986, as amended ("IRC") Section 280E.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

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

Revenues consist of Consumer Packaged Goods and Retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. During the years ended December 31, 2021, 2020 and 2019, sales discounts totaled $83,851 thousand, $48,442 thousand and $16,089 thousand, respectively.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

For some of its locations, the Company offers a loyalty reward program to its dispensary customers. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2021 and 2020, the loyalty liability totaled $3,986 thousand and $2,877 thousand, respectively, and is included in accrued liabilities on the consolidated balance sheets.

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

Equity settled stock-based payments under stock-based payments plans are ultimately recognized as an expense in profit or loss with a corresponding credit to contributed surplus, in equity.

The Company recognizes compensation expense for Restricted Stock Units ("RSUs") and options on a straight-line basis over the requisite service period of the award. Non-market vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior period if share options ultimately exercised are different to that estimated on vesting.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For further details, see Note 15—Fair Value Measurements.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)
Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (loss) attributable to shareholders by the weighted average number of Common Shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding Common Shares and consequently are not included in the basic earnings (loss) per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of Common Shares outstanding to assume conversion of all dilutive potential Common Shares. The Company has three categories of potentially dilutive Common Share equivalents: RSUs, stock options and warrants. As of December 31, 2021, the Company had 5,383,275 options, 376,127 RSUs and 3,835,278 warrants outstanding. As of December 31, 2020, the Company had 5,664,406 options, 689,340 RSUs and 2,520,794 warrants outstanding. As of December 31, 2019, the Company had 3,839,017 options, 1,399,762 RSUs and 2,406,811 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the exercise of dilutive unvested RSUs, stock options, and warrants would be used to repurchase Common Shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the year ended December 31, 2021, the computation of diluted earnings per share included 2,323,625 options, 200,732 RSUs and 1,042,199 warrants. For the year ended December 31, 2020, the computation of diluted earnings per share included 1,307,421 options, 134,254 RSUs and 101,254 warrants. No potentially dilutive Common Share equivalents were included in the computation of diluted loss per share for the year ended December 31, 2019 because their impact was anti-dilutive. For the years ended December 31, 2021 and 2020, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 626,930 and 580,672, respectfully.

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

Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Contingent consideration classified as a liability requires remeasurement at each period-end, with adjustments to the fair value of the liability recorded within selling, general and administrative expenses. Equity classified contingent consideration is measured as of the date of acquisition and assessed at each period-end to determine whether equity classification remains appropriate.

(v)
Foreign Currency

Assets and liabilities denominated in currencies other than Green Thumb’s functional currency are initially measured in the functional currencies at the transaction date exchange rate. Monetary assets are remeasured at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are translated at the transaction date exchange rate. Foreign currency gains and losses resulting from translation are reflected in net comprehensive income (loss) for the period. During the years ended December 31, 2021, 2020 and 2019, there were no significant transactions in currencies other than US Dollars.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the year ended December 31, 2021, the Company recorded an impairment charge associated with long-lived fixed assets of $4,744 thousand within selling, general, and administrative expenses on the consolidated statement of operations. No such impairment charges were recorded during the years ended December 31, 2020 or 2019.

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

(i)	Estimated Useful Lives and Amortization of Intangible Assets (Also see Note 6—Intangible Asset and Goodwill)

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

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied. See Note 5 —Acquisitions for details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

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

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill has been impaired. As described in Notes 2(l) and 2(m), the Company applies the guidance in ASU 2011-08 “Intangibles-Goodwill and Other-Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During the years ended December 31, 2021 and 2020, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company’s Step Zero analysis, no further quantitative impairment test was deemed necessary. There were no impairments of goodwill or intangible assets with indefinite lives for the years ended December 31, 2021, 2020 or 2019.

(vi)	Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods which is commonly referred to as "CPG"). For the purposes of testing goodwill, Green Thumb has identified a total of 30 reporting units. The Company analyzed it’s reporting units by first reviewing the operating segments based on the geographic areas in which Green Thumb conducts business (or each market). The markets were then further divided into reporting units based on the market operations (Retail and CPG) which were primarily determined based on the licenses each market holds. The following represent the reporting units to which Green Thumb has assigned or allocated goodwill to as of December 31, 2021: California CPG, Connecticut Retail and CPG, Florida Retail and CPG, Illinois Retail, Massachusetts Retail and CPG, Minnesota Retail and CPG, Nevada Retail and CPG, New York Retail and CPG, Rhode Island Retail and CPG and Virginia Retail and CPG.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

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

(z)
Coronavirus Pandemic

In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants, “COVID-19”) as a global pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during 2021, it remains uncertain of how the future spread of COVID-19 and applicable vaccine mandates or public health measures may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners.

3. INVENTORIES

The Company’s inventories include the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Raw Material	$5,278	$6,373
Packaging and Miscellaneous	8,622	8,592
Work in Process	42,403	25,489
Finished Goods	41,069	30,821
Reserve for Obsolete Inventory	(1,901)	(1,732)
Total Inventories	$95,471	$69,543

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

4. PROPERTY AND EQUIPMENT

At December 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Buildings and Improvements	$101,283	$51,557
Equipment, Computers and Furniture	83,281	49,097
Leasehold Improvements	114,303	88,607
Land Improvements	607	—
Capitalized Interest	6,523	2,989
Total Property and Equipment	305,997	192,250
Less: Accumulated Depreciation	(45,198)	(24,193)
Property and Equipment, net	260,799	168,057
Land	20,258	2,879
Assets Under Construction	128,017	18,990
Property and equipment, net	$409,074	$189,926

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 totaled $23,250 thousand, $15,479 thousand and $6,828 thousand, respectively of which $14,301 thousand, $8,283 thousand and $4,247 thousand, respectively, is included in cost of goods sold.

On March 6, 2020, the Company closed a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to Innovative Industrial Properties (“IIP”). Under the long-term agreement, the Company leased back the facility and continues to operate and manage it. As a result of the sale, the Company disposed of $775 thousand of land, $4,507 thousand of buildings and improvements and $3,814 thousand of construction in progress. The Company recognized a gain on the sale of Oglesby facility of $239 thousand which was recorded within other income (expense) within the consolidated statement of operations.

On January 31, 2020, the Company closed a sale and lease back transaction to sell its Toledo, Ohio processing facility to IIP. Under the long-term agreement, the Company leased back the facility and continues to operate and manage it. As a result of the sale, the Company disposed of $205 thousand of land and $2,695 thousand of construction in progress. There was no gain or loss on the sale.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

5. ACQUISITIONS

The Company has determined that the below acquisitions are business combinations under ASC 805, Business Combinations. They are accounted for by applying the acquisition method, whereby the assets acquired, and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results have been included in these consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company.

(a)
2021 Business Acquisitions

The Company completed preliminary allocations of the purchase price of the assets acquired and liabilities assumed for LeafLine Industries, LLC ("LeafLine"), Summit Medical Compassion Center, Inc., GreenStar Herbals Inc. ("GreenStar") and MDHWC Management Corp. The preliminary valuations were based on management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally one year from the acquisition date). Other Acquisitions consist of Liberty Compassion Inc., GreenStar and MDHWC Management Corp. The details of the transactions are discussed below. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill. The following table summarizes the initial accounting estimates:

	LeafLine Industries, LLC	Dharma Pharmaceuticals, LLC	Summit Medical Compassion Center, Inc.	Other Acquisitions
	(in thousands)
Cash	$959	$150	$1,143	$754
Inventory	3,079	508	1,829	4,073
Accounts receivable	31	9	1	486
Prepaid expenses	705	72	105	235
Property and equipment, net	14,525	1,983	3,243	11,038
Right-of-use asset, net	594	4,219	210	13,980
Deposits and other assets	127	252	68	584
Intangible assets, net:
Licenses and permits	88,000	87,000	57,000	79,784
Liabilities assumed	(2,121)	(157)	(4,407)	(7,007)
Lease liabilities	(594)	(4,219)	(210)	(13,980)
Notes payable	(5,627)	—	—	—
Deferred income tax liabilities	—	(23,490)	(14,939)	(21,185)

Total identifiable net assets	99,678	66,327	44,043	68,762
Goodwill (non-tax deductible)	—	76,145	65,231	63,127
Goodwill (tax deductible)	56,886	—	—	—
Net assets	$156,564	$142,472	$109,274	$131,889

As part of the initial purchase accounting for each of the above acquisitions, the Company recorded intangible assets of $311,784 thousand all of which was associated with licenses and permits that allow for the processing, cultivation and retail sale of cannabis. The weighted-average amortization period for the licenses intangibles was 15 years. Acquisition related expenses incurred during the year ended December 31, 2021 were approximately $2,036 thousand and were recorded within selling, general and administrative expenses.

(i) Acquisition of Liberty Compassion Inc.

On June 1, 2021, the Company acquired 100% of the ownership interests of Liberty Compassion Inc. ("Liberty"), a Massachusetts-based medical cannabis cultivator and retailer, for the purposes of expanding the Company's operational capacity in the Massachusetts market. The acquisition was an all stock transaction whereby consideration was satisfied through the issuance of 2,146,565 Subordinate Voting Shares (including 259,765 deferred shares) valued at approximately $64,585 thousand. The fair value of the securities was based upon the closing price of Green Thumb's Subordinate Voting Shares as traded on the Canadian Securities Exchange ("CSE") on the date of the transaction.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

5. ACQUISITIONS (Continued)

(a)
2021 Business Acquisitions (Continued)

(ii) Acquisition of Dharma Pharmaceuticals, LLC

On July 1, 2021 Green Thumb acquired 100% of Dharma Pharmaceuticals, LLC (“Dharma”), a Virginia-based medical cannabis cultivator, processor and retailer, for the purpose of expanding Green Thumb's national presence. Green Thumb exchanged $15,175 thousand in cash and issued 2,298,779 Subordinate Voting Shares (including 229,878 deferred shares) valued at approximately $75,897 thousand, based on the fair value of the securities as traded on the CSE on the date of the transaction. The purchase agreement included additional consideration of up to $65,000 thousand in shares of Green Thumb depending upon the successful opening of up to five retail dispensaries in the Virginia area within the first three years following the signing of the purchase agreement and the legal sale of adult use cannabis in a retail dispensary by January 1, 2025.

On August 16, 2021, the Company issued 199,993 Subordinate Voting Shares to the former owners of Dharma in connection with the successful opening of one retail dispensary in Virginia. The shares had a fair value of $5,949 thousand at the date of issuance. As of December 31, 2021, the estimated value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $48,665 thousand of which $20,884 thousand was included as a current liability on the Company's consolidated balance sheets.

(iii) Acquisition of Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC

On August 1, 2021, the Company acquired Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC (collectively referred to as "Summit"), both of which have contractual interests in Summit Medical Compassion Center, Inc. a non-profit entity with vertically integrated cannabis operations in Rhode Island for the purpose of expanding Green Thumb's national presence. Green Thumb exchanged 2,387,807 Subordinate Voting Shares (including 303,599 deferred shares) valued at approximately $69,874 thousand based on the fair value of the securities as traded on the CSE on the date of the transaction. The purchase agreement included additional consideration of up to 2,500,000 Subordinate Voting Shares of Green Thumb depending upon the achievement of certain earnings targets over the twelve-month period following the close of the transaction. The estimated value of the contingent consideration associated with the acquisition of Summit was remeasured as of December 31, 2021 based on a probability weighting of the potential payments. The remeasurement resulted in a $10,000 thousand fair value adjustment which was recorded within selling, general, and administrative expenses as of the period then ended. As of December 31, 2021, the balance of the contingent consideration was $29,400 thousand, all of which was included as a current liability on the Company's consolidated balance sheets.

(iv) Acquisition of GreenStar Herbals Inc.

On September 1, 2021, the Company acquired GreenStar, a Massachusetts-based adult-use cannabis retailer, for the purpose of expanding the Company's operational capacity in the Massachusetts market. Green Thumb exchanged $5,228 in cash and issued 1,344,216 Subordinate Voting Shares (including 161,306 deferred shares) valued at approximately $39,681 thousand in consideration for the ownership interests. The fair value of the securities was based upon the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction. The purchase agreement included additional consideration of up to 663,810 Subordinate Voting Shares of Green Thumb depending upon the achievement of certain revenue metrics of GreenStar over the twenty-four-month period following the close of the transaction. The estimated value of the contingent consideration associated with the acquisition of GreenStar was remeasured as of December 31, 2021 based on a probability weighting of the potential payments. The remeasurement resulted in a $1,900 thousand fair value adjustment which was recorded within selling, general, and administrative expenses as of the period then ended. As of December 31, 2021, the balance of the contingent consideration was $5,800 thousand, all of which was included as a non-current liability on the Company's consolidated balance sheets.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

5. ACQUISITIONS (Continued)

(a)
2021 Business Acquisitions (Continued)

(v) Acquisition of MDHWC Management Corp.

On November 1, 2021, the Company acquired 100% of the ownership interest in MDHWC Management Corp., which holds contractual interests in Maryland Health and Wellness Center, Inc., a Maryland-based medical dispensary (collectively referred to as “MDHWC”), for the purpose of expanding the Company's operational capacity in the Maryland market. The Company paid approximately $8,320 thousand in cash and issued 309,157 Subordinate Voting Shares of Green Thumb (including 61,832 deferred shares) valued at $6,375 thousand in consideration for the ownership interest. The fair value of the securities was based upon the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction.

(vi) Acquisition of LeafLine Industries, LLC

On December 30, 2021, the Company acquired 100% of the ownership interest in LeafLine, a Minnesota-based medical cannabis cultivator, processor and retailer for the purposes of expanding Green Thumb's national presence. The Company paid $38,731 thousand in cash and 5,513,942 Subordinate Voting Shares of Green Thumb (including 386,002 deferred shares) valued at $117,833 thousand in consideration for the ownership interest. The fair value of the Company's Subordinate Voting Shares was based on their closing price as traded on the CSE on their date of issuance, which was the date of the transaction. As of December 31, 2021, $32,092 thousand in cash had not been remitted to the former owners of LeafLine and thus, was treated as a current liability on the Company's consolidated balance sheets. The cash was received by the former owners of LeafLine on January 3, 2022.

(b) 2020 Business Acquisitions

(i) Acquisition of Southern CT Wellness and Healing

On December 18, 2020, the Company acquired 100% of the ownership interests of a Connecticut-based dispensary for the purposes of expanding the Company's operational capacity in the Connecticut market. The total consideration paid was approximately $14,368 thousand which included cash of approximately $8,997 thousand and 230,031 Subordinate Voting Shares valued at approximately $5,371 thousand based on the fair value of the securities on the date of issuance, which was the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction. The assets acquired and liabilities assumed as part of the acquisition were not material.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INTANGIBLE ASSETS AND GOODWILL

(a) Intangible Assets

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

At December 31, 2021 and December 31, 2020, intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$655,900	$69,812	$586,088	$343,136	$41,994	$301,142
Trademarks	98,936	25,096	73,840	99,296	13,455	85,841
Customer Relationships	24,438	9,944	14,494	25,258	7,583	17,675
Non-Competition Agreements	2,565	1,496	1,069	2,585	1,001	1,584
Total Intangible Assets	$781,839	$106,348	$675,491	$470,275	$64,033	$406,242

The Company recorded amortization expense for the years ended December 31, 2021, 2020 and 2019 of $45,208 thousand, $37,027 thousand and $24,466 thousand, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2021:

Estimated Amortization
Year Ending December 31,	(in thousands)
2022	$59,448
2023	59,445
2024	58,864
2025	58,766
2026	50,754
2027 and Thereafter	388,214
$675,491

As of December 31, 2021, the weighted average amortization period remaining for intangible assets was 12.69 years.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At December 31, 2021 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Package Goods	Total
	(in thousands)
As of January 1, 2021	$130,680	$252,017	$382,697
Acquisition of Dharma Pharmaceuticals, LLC	37,100	39,045	76,145
Acquisition of Summit Medical Compassion Center, Inc.	45,725	19,506	65,231
Acquisition of LeafLine Industries, LLC	33,558	23,328	56,886
Other Acquisitions	38,985	24,142	63,127
Adjustments to Purchase Price Allocations	(11,237)	—	(11,237)
As of December 31, 2021	$274,811	$358,038	$632,849

During the year ended December 31, 2021, the Company made immaterial adjustments to the purchase price allocations associated with previously acquired entities that resulted in a reduction to goodwill and deferred tax liabilities and an increase to intangible assets.

At December 31, 2020 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Package Goods	Total
	(in thousands)
As at January 1, 2020	$119,874	$255,211	$375,085
Acquisition of Southern CT Wellness and Healing	9,616	—	9,616
Adjustments to Purchase Price Allocations	1,190	(3,194)	(2,004)
As at December 31, 2020	$130,680	$252,017	$382,697

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

7. INVESTMENTS

As of December 31, 2021 and December 31, 2020, the Company held various equity interests in privately held cannabis companies as well as investments in various notes receivables that had a combined fair value of $94,902 thousand and $40,795 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments during the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Beginning	$40,795	$14,069
Additions	83,689	525
Disposals	(18,417)	(170)
Fair value adjustment	6,377	26,371
Transfers out	(17,542)	—
Ending	$94,902	$40,795

For the year ended December 31, 2021, the Company recorded net fair value gains of $6,377, of which $5,955 thousand relates to equity investments and was recorded within other income (expense) and $422 thousand relates to various note receivable investments and was recorded to interest income on the consolidated statement of operations. For the years ended December 31, 2020 and 2019, the Company recorded net fair value gains of $26,371 thousand and $(4,061) thousand, respectively, within other income (expense) on the consolidated statement of operations.

(a) Equity Investments

For the years ended December 31, 2021 and 2020, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $20,583 thousand and $924 thousand, respectively. During the years ended December 31, 2021 and 2020, the Company received proceeds from the sale of such investments of $18,417 thousand and $170 thousand, respectively. The Company recorded net gains on the change in fair value of such investments of $828 thousand and $423 thousand during the years ended December 31, 2021 and 2020, respectively, within other income (expense) on the consolidated statement of operations. There were no gains (losses) on the change in fair value of such investments during the year ended December 31, 2019. These investments are classified as trading securities on the Company's consolidated balance sheet.

For the years ended December 31, 2021 and 2020, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $33,066 thousand and $39,871 thousand, respectively. There were no sales of these investments during the years ended December 31, 2021 and 2020. The Company recorded net gains (losses) on the change in fair value of such investments of $5,127 thousand, $25,948 thousand and $(4,061) thousand, respectively, within other income (expense) on the consolidated statement of operations. These investments are classified as trading securities on the Company's consolidated balance sheet.

See Note 15 - Fair Value Measurements for additional details.

During the year ended December 31, 2021, the Company transferred $17,542 thousand of its investment in a privately held entity without readily determinable fair value to investment in associate based on the Company's ownership percentage and its ability to exert significant influence over the entity. As a result of the change, the Company began accounting for the investment as an equity method investment. Equity income (loss) recorded during the year ended December 31, 2021 was not material to the Company. No such transfers occurred during the year ended December 31, 2020.

Unrealized gains and (losses) recognized on equity investments held during the years ended December 31, 2021, 2020 and 2019 were $6,377 thousand, $26,371 thousand, and ($4,061) thousand, respectively.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

7. INVESTMENTS (Continued)

(b) Note Receivable Instruments

During the year ended December 31, 2021, the Company made multiple investments in various note receivable instruments, including note receivable instruments with conversion features.

As of December 31, 2021, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $23,534 thousand. The note receivable instruments had a stated interest rate of 13% and a maturity date of April 29, 2025. These notes did not contain conversion features and are currently classified as held-to-maturity securities on the Company's consolidated balance sheet.

As of December 31, 2021, the Company held note receivable instruments which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $17,719 thousand, with stated interest ranging between 0.91% - 10% and terms between 15 months to three years. The combined fair value amounts include the initial investment cost and combined contractual accrued interest of $422 thousand. These note are classified as trading securities on the Company's consolidated balance sheet.

As of December 31, 2020, the Company did not own any Level 1 or Level 3 investments in such note receivable instruments.

See Note 15 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. LEASES

(a) Operating Leases

The Company has operating leases for certain Rise, and other retail dispensaries as well as many of the Company’s processing and cultivation facilities located throughout the US and operating leases for corporate office space in Illinois and Minnesota. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the years ended December 31, 2021, 2020 and 2019 the company recorded operating lease expense of $34,124 thousand, $26,287 thousand and $7,291 thousand, respectively.

Other information related to operating leases as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	11.82	12.10
Weighted average discount rate	13.60%	13.70%

Maturities of lease liabilities for operating leases as of December 31, 2021 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
	(in thousands)
2022	$33,200	$1,119	$34,319
2023	33,006	1,144	34,150
2024	32,384	1,027	33,411
2025	29,967	948	30,915
2026	27,999	970	28,969
2027 and Thereafter	270,492	7,066	277,558
Total Lease Payments	427,048	12,274	439,322
Less: Interest	(241,867)	(5,695)	(247,562)
Present Value of Lease Liability	$185,181	$6,579	$191,760

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. LEASES (Continued)

(b) Related Party Operating Leases

Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owns the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the years ended December 31, 2021, 2020 and 2019, the Company recorded lease expense of $1,185 thousand, $1,500 thousand and $1,210 thousand respectively, associated with these leasing arrangements.

(c) Sales Lease Back Transactions

(i) Toledo, Ohio Cultivation and Processing Facility

On January 31, 2020, the Company closed on a sale and lease back transaction to sell its Toledo, Ohio processing facility to IIP. Under a long-term agreement, the Company has leased back the facility and continues to operate and manage it. The purchase price for the property was $2,900 thousand, excluding transaction costs.

On October 1, 2020, the Company and IIP agreed to amend the lease on the Toledo, Ohio processing facility. Under the amendment, IIP provided an additional $25,000 thousand in funding to be used for the construction of a cannabis cultivation facility. The amended lease has a term of 20 years and was recorded as an operating lease which resulted in a right of use asset and related lease liability of $28,134 thousand.

(ii) Oglesby Cultivation and Processing Facility

On March 6, 2020, the Company closed on a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to IIP. Under a long-term agreement, the Company has leased back the facility and continues to operate and manage it. The purchase price for the property was $9,000 thousand, excluding transaction costs. As of December 31, 2021 the Company has made certain improvements to the property that has significantly enhanced production capacity, for which IIP has reimbursed $41,000. The lease has a term of 16 years and was recorded as an operating lease which resulted in a right of use asset and related lease liability of $42,236 thousand.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. NOTES PAYABLE

At December 31, 2021 and December 31, 2020, notes payable consisted of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Charitable Contributions [1]	$1,238	$718
Private placement debt dated May 22, 2019	—	94,955
Private placement debt dated April 30, 2021	228,690	—
Mortgage notes [2]	10,006	3,382
Total notes payable	239,934	99,055
Less: current portion of notes payable	(783)	(342)
Notes payable, net of current portion	$239,151	$98,713

____________________

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50 thousand through October 2024 and $200 thousand per year through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 Mortgage notes, in the original amount of $10,437 thousand and $3,607 thousand were issued by the Company in connection with various operating properties during the years ended December 31, 2021 and 2020, respectively. These mortgage notes mature between August 20, 2025 and August 1, 2041 and were issued at a discount, the carrying value of which was $162 thousand and $174 thousand, and are presented net of principal payments of $269 thousand and $51 thousand as of December 31, 2021 and December 31, 2020, respectively.

(a)
April 30, 2021 Private Placement Financing

On April 30, 2021, the Company closed a $249,934 thousand Senior Secured non-brokered private placement financing through the issuance of senior secured notes (the “April 30, 2021 Notes”). The Company used the proceeds to retire the Company’s existing $105,466 thousand, senior secured notes due May 22, 2023 (the "May 22, 2019 Notes") and the remaining proceeds for general working capital purposes as well as various growth initiatives. The April 30, 2021 Notes have a maturity date of April 30, 2024 and bear interest from the date of issue of 7.00% per annum, payable quarterly, with an option, at the discretion of the Company, to extend for an additional 12 months. The financing permitted the Company to borrow an additional $33,266 thousand over the next twelve months following the closure of the private placement. The purchasers of the April 30, 2021 Notes also received 1,459,044 warrants (the “Warrants”) which allow the holder to purchase one Subordinate Voting Share at an exercise price of $32.68 per share, for a period of 60 months from the date of issue.

The refinancing of the May 22, 2019 Notes involved multiple lenders who were considered members of a loan syndicate. In determining whether the refinancing of the May 22, 2019 Notes should be accounted for as a debt extinguishment or a debt modification, the Company considered whether, prior to and following the refinancing, creditors remained the same or changed, and whether the changes in debt terms were substantial. A change in the terms of the May 22, 2019 Notes was considered to be substantial if the present value of the remaining cash flows under the April 30, 2021 Notes were at least 10% different from the present value of the remaining cash flows under the May 22, 2019 Notes (commonly referred to as the “10% Test”). The Company performed a separate 10% Test for each individual lender participating in the loan syndication. Of the 30 lenders who participated in the original financing of the May 22, 2019 Notes, 18 were accounted for as a debt extinguishment, while 12 were treated as a modification. Additionally, 9 new lenders joined the loan syndicate.

On October 15, 2021, the Company amended its existing Notes Purchase Agreement, for the purposes of borrowing an additional $33,200 thousand, as permitted under the April 30, 2021 Second Amendment to the Notes Purchase Agreement dated April 30, 2021. The additional borrowings have terms consistent with the April 30, 2021 Notes and increase the total amount borrowed to $249,934 thousand. The Company intends to use the additional proceeds for general working capital purposes as well as various growth initiatives. The purchasers of the Amended Notes received an additional 243,303 warrants which allow the holder to purchase one Subordinate Voting Share at an exercise price of $30.02 per share, for a period of 60 months from the date of issue.

The Second Amendment to the Notes Purchase Agreement dated April 30, 2021 includes certain covenants which require the Company to maintain (on a daily basis) unrestricted cash and cash equivalents in an amount greater than or equal to the amount of interest scheduled to become due in the next 365-days and to not permit the ratio of net debt to stockholders’ equity to exceed 0.6 to 1.0 as of the last day of any quarter. In addition, the Company is required to maintain a debt to EBITDA ratio of 4.5 to 1.0 as of the last day of each quarter. As of December 31, 2021 and 2020, the Company was in compliance with all covenants.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. NOTES PAYABLE (Continued)

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

10. WARRANTS

As part of the Company’s private placement financing, as well as other financing arrangements, the Company issued warrants to related parties, as well as unrelated third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of December 31, 2021 and December 31, 2020:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as at December 31, 2020	2,485,794	C$	18.45	4.87	35,000	9.10	5.00
Warrants Issued	—		—	—	1,702,347	32.30	5.00
Warrants Exercised	(278,381)		18.16	2.45	—	—	—
Warrants Expired	(109,482)		22.90	—	—	—	—
Balance as at December 31, 2021	2,097,931	C$	18.26	2.42	1,737,347	31.83	4.38

(a)
Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at December 31, 2021 and December 31, 2020:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	December 31, 2021	December 31, 2020	Change
			(in thousands)
Bridge Financing Warrants	C$22.90	100,723	$676	$2,545	$(1,869)
Private Placement Financing Warrants	C$19.39	1,606,533	18,527	28,757	(10,230)
Modification Warrants	C$12.04	316,947	4,603	6,630	(2,027)
Additional Modification Warrants	C$14.03	73,728	1,071	1,522	(451)
Totals		2,097,931	$24,877	$39,454	$(14,577)

During the years ended December 31, 2021, 2020 and 2019, the Company recorded a gain of $14,577 thousand, and losses of $23,002 thousand and $4,160 thousand respectively, on the change in the fair value of the warrant liability within other income (expense) on the consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 15 - Fair Value Measurements for additional details):

Significant Assumptions	December 31, 2021	December 31, 2020
Volatility	59.95% - 74.04%	72.19% - 79.10%
Remaining Term	0.78 - 3.39 years	1.78 - 4.39 years
Risk Free Rate	0.91% - 1.06%	0.20% - 0.28%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. WARRANTS (Continued)

(b)
Equity Classified Warrants Outstanding

The following table summarizes the fair value of the equity classified warrants at December 31, 2021 and December 31, 2020:

			Fair Value
Warrants Included in Contributed Surplus	Strike Price	Warrants Outstanding	December 31, 2021	December 31, 2020
			(in thousands)
Mortgage Warrants	$9.10	35,000	$181	$181,272
Private Placement Refinance Warrants April 2021	$32.68	1,459,044	22,259	—
Private Placement Refinance Warrants October 2021	$30.02	243,303	$2,616	$—
Totals		1,737,347	$25,056	$181,272

The equity warrants were valued as of the date of issuance using a Black Scholes Option Pricing model. The following table summarizes the significant assumptions used in determining the fair value of the warrants as of each respective issuance date:

Significant Assumptions	Private Placement Refinancing Warrants	Private Placement Refinancing Warrants	Dispensary Mortgage Warrants
Date of Issuance	October 15, 2021	April 30, 2021	June 5, 2020
Volatility	73%	73%	80%
Estimated Term	4 years	4 years	5 years
Risk Free Rate	1.12%	0.74%	0.37%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL

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

(a)
Authorized

The Company has the following classes of share capital, with each class having no par value:

(i)
Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the year ended December 31, 2021, the shareholders of the Company converted 1,758 Multiple Voting Shares into 175,800 Subordinate Voting Shares and 27,000 Super Voting Shares into 2,700,000 Subordinate Voting Shares.

(ii)
Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At December 31, 2021, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the year ended December 31, 2021, the shareholders of the Company converted 1,758 Multiple Voting Shares into 175,800 Subordinate Voting Shares.

(iii)
Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At December 31, 2021, the Company had 285,031 issued and outstanding Super Voting Shares which convert into 28,503,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the year ended December 31, 2021, the shareholders of the Company converted 27,000 Super Voting Shares into 2,700,000 Subordinate Voting Shares.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL (Continued)

(b)
Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2019	43,920,131	677,230	424,513
Issuance of shares under business combinations and investments	45,571,444	—	—
Noncontrolling Interests adjustment for change in ownership	—	31,000	—
Issuance of shares for redemption of noncontrolling interests	2,498,404	—	—
Issuance of shares upon exercise of options and warrants	114,080	—	—
Issuances of shares upon vesting of RSUs	1,165,630	—	—
Issuance of shares for professional fees	19,875	—	—
Exchange of shares	35,710,400	(334,880)	(22,224)
As at December 31, 2019	128,999,964	373,350	402,289

As at January 1, 2020	128,999,964	373,350	402,289
Issuance of shares under business combinations and investments	1,752,065	—	—
Distribution of contingent consideration	2,713,463	—	—
Distribution of deferred shares	1,220,548	—	—
Issuance of shares upon exercise of options and warrants	171,813	—	—
Issuances of shares upon vesting of RSUs	923,468	—	—
Exchange of shares	42,331,900	(333,061)	(90,258)
As at December 31, 2020	178,113,221	40,289	312,031

As at January 1, 2021	178,113,221	40,289	312,031
Issuance of shares under business combinations and investments	12,904,675	—	—
Distribution of contingent consideration	881,357	—	—
Distribution of deferred shares	222,467	—	—
Issuance of common shares pursuant to S-1	4,693,991	—	—
Issuance of shares for redemption of noncontrolling interests	136,075	—	—
Issuance of shares upon exercise of options and warrants	1,302,682	—	—
Issuances of shares upon vesting of RSUs	389,530	—	—
Shares issued in association with notes payable	8,514	—	—
Shares issued for settlement of business dispute	240,000	—	—
Exchange of shares	2,875,800	(1,758)	(27,000)
As at December 31, 2021	201,768,312	38,531	285,031

(i)
Issuance of Shares Under Business Combinations and Investments

During the year ended December 31, 2021, The Company issued 12,904,675 Subordinate Voting Shares with a cumulative value of $343,303 thousand associated with various acquisitions. See Note 5 - Acquisitions for details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(ii) Distribution of Contingent Consideration (Continued)

Integral Associates, LLC

In connection with the Company’s 2019 acquisition of Integral Associates, LLC, the purchase agreement included contingent consideration which was dependent upon the awarding of conditional and final dispensary operating licenses. During the year ended December 31, 2021, the Company issued a total of 681,364 Subordinate Voting Shares to the former owners of Integral Associates, LLC in connection with the awarding of two final retail dispensary licenses. The shares had a combined fair value of $17,869 thousand, which was recorded in in share capital on the consolidated balance sheet. As of December 31, 2021, the carrying value of the equity classified contingent consideration was $9,654 thousand

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC ("Dharma"), the purchase agreement included contingent consideration which was dependent upon the successful opening of five retail dispensaries and the legal sale of adult use cannabis by January 1, 2025. On August 16, 2021, the Company issued 199,993 Subordinate Voting Shares to the former owners of Dharma in connection with the opening of one retail dispensary in Virginia. The shares had a fair value of $5,949 thousand on the date of issuance.

As of December 31, 2021, the estimated fair value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $48,665 thousand, of which $20,884 thousand was included as a current liability on the Company's consolidated balance sheets.

(iii) Distribution of Deferred Shares

For Success Holding Company

As part of the consideration exchanged in the Company’s 2019 acquisition of For Success Holding Company, deferred shares were held back for a period of twenty-four months from the close of the transaction. On February 22, 2021, the Company issued 146,315 Subordinate Voting Shares with a value of $1,826 thousand in connection with the Company’s 2019 acquisition of For Success Holding Company. The issuance of the deferred shares represented the final payout to the former owners of For Success Holding Company and resulted in the cancelation of 780 shares representing certain reimbursable costs incurred by the Company.

(iv) Issuance of Registered Shares Pursuant to S-1

On February 8, 2021, the SEC declared effective the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,074 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000 thousand. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803 thousand. The Company used the net proceeds from the sale of registered securities for general corporate purposes, which include capital expenditures, working capital and general and administrative expenses. The Company also used a portion of the net proceeds to acquire or invest in businesses and products that are complimentary to the Company’s own businesses and products. Additionally, the Company incurred legal, audit and other professional fees of $305 thousand associated the issuance of the registered shares. Such fees have been recorded within contributed surplus (deficit) within the Company’s consolidated balance sheet.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL (Continued)

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1 thereto (as amended, the “Plan”). The maximum number of RSUs and options issued under the Plan shall not exceed 10% of the Company's issued and outstanding shares on an as-converted basis.

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

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price C$	Weighted Avereage Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance as at December 31, 2020	5,664,406	11.91	4.39	$85,408
Granted	1,487,487	36.45	3.99
Exercised	(1,024,301)	12.78		18,142
Forfeited	(744,317)	15.19
Balance as at December 31, 2021	5,383,275	18.07	3.59	$48,803
Vested	3,448,993	12.82
Exercisable at December 31, 2021	2,183,973	12.71	3.68	$25,345

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2021 and December 31, 2020, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2021 and December 31, 2020. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the year ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value (per share) of stock option units granted (C$)	14.47	6.58	8.06
Intrinsic value of stock option units exercised, using market price at vest date (US$) (in thousands)	$18,142	$1,184	$88

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the options granted during the year ended December 31, 2021 and the year ended December 31, 2020, using the following ranges of assumptions:

	December 31,	December 31,
	2021	2020
Risk-free interest rate	0.33% - 1.39%	0.31% - 1.37%
Expected dividend yield	0%	0%
Expected volatility	73%	80%
Expected option life	3 – 3.5 years	3 - 5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of December 31, 2021 and December 31, 2020 and the changes during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value (C$)
Nonvested Shares at December 31, 2020	689,340	16.77
Granted	184,134	34.76
Forfeited	(107,817)	16.73
Vested	(389,530)	21.83
Nonvested Shares at December 31, 2021	376,127	20.39

The following table summarizes the weighted average grant date fair value of RSUs granted and total fair value of RSUs vested for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value (per share) of RSUs granted (C$)	34.76	13.90	11.70
Intrinsic value of RSUs vested, using market price at vest date (US$) (in thousands)	$11,457	$9,077	$13,522

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Stock options expense	$13,198	$10,938	$6,393
Restricted Stock Units	6,402	8,399	11,892
Total Stock Based Compensation Expense	$19,600	$19,337	$18,285

As of December 31, 2021, $23,199 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.02 years.

12. INCOME TAX EXPENSE

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and the respective tax bases.

Green Thumb Industries Inc. is organized in Canada but maintains all of its operations in the United States. Due to this inverted entity structure, the Company is subject to both US and Canadian taxation.

For the years ended December 31, 2021, 2020 and 2019, income taxes expense consisted of:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$96,749	$65,118	$18,096
State	35,402	16,640	4,665
Foreign	—	—	—
Total Current	132,151	81,758	22,761
Deferred:
Federal	(6,151)	3,520	(12,535)
State	(1,388)	(1,425)	(882)
Foreign	—	—	—
Total Deferred	(7,539)	2,095	(13,417)
Total	$124,612	$83,853	$9,344

The difference between the income tax expense for the years ended December 31, 2021, 2020 and 2019 and the expected income taxes based on the statutory tax rate applied to earnings (loss) arises as follows:

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

12. INCOME TAX EXPENSE (Continued)

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Income/(Loss) before Income Taxes	$204,975	$102,931	$(50,202)
Statutory Tax Rates	21%	21%	21%
Expense/(Recovery) based on Statutory Rates	43,045	21,615	(10,542)
State Taxes	31,476	14,837	(1,537)
Provision to Return Adjustment	971	5,299	(1,209)
Adjustments for Stock Compensation	(1,836)	(211)	(1,952)
Non-deductible Expenses	40,847	27,570	14,166
Change in State Rate Reconciliation	54	(2,535)	513
Change in Valuation Allowance	10,712	7,706	7,604
Change in Uncertain Tax Position	2,776	9,918	2,113
Other Differences	(3,433)	(346)	188
Income Tax Expense	$124,612	$83,853	$9,344

Income taxes paid for the years ended December 31, 2021, 2020 and 2019 were $148,104 thousand, $72,575 thousand and $18,510 thousand, respectively.

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

At December 31, 2021 and December 31, 2020, the components of deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Deferred Tax Assets
Operating Lease Liabilities	$42,982	$33,641
Net Operating Losses	21,237	13,236
163(j) Interest Limitation	9,864	5,481
Warrant Fair Value Derivative	1,200	5,251
Stock-based Compensation	5,383	7,097
Asset Acquisition Life Difference	1,329	—
Other	5,214	3,454
Valuation Allowance	(27,174)	(17,033)
Total Deferred Tax Assets	60,035	51,127
Deferred Tax Liabilities
Operating Right of Use Assets	$(39,165)	$(31,211)
Fair Value Investments	(4,703)	(7,735)
Intangibles	(84,896)	(37,398)
Total Deferred Tax Liabilities	(128,764)	(76,344)
Net Deferred Tax Liabilities	$(68,729)	$(25,217)

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

12. INCOME TAX EXPENSE (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is maintained as of December 31, 2021 and 2020 in the amount of $27,174 thousand and $17,033 thousand, respectively.

As of December 31, 2021, the Company had $92,254 thousand of gross federal net operating loss carryforwards which will not expire. Additionally, the Company had $13,758 thousand of gross state net operating loss carryforwards, if not claimed, begin to expire in 2031. The Company's evaluation concluded that the majority of the net operating losses will not be realized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
	(in thousands)
Balance at Beginning of Year	$10,341	$2,113	$—
Gross increases related to tax positions in a prior period	823	2,382	392
Gross decreases related to tax positions in a prior period	—	—	—
Gross increases related to tax positions in the current period	6,166	7,536	1,721
Gross decreases related to tax positions in a current period	(4,213)	(1,690)	—
Balance at End of Year	$13,117	$10,341	$2,113

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2021 and 2020, we recognized $1,377 thousand and $554 thousand of interest and penalties, respectively. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. We file income tax returns in the US, various state jurisdictions, and Canada, which jurisdictions have varying statutes of limitations. The US federal statute of limitation remains open for the 2018 tax year to the present. The state income tax returns generally remain open for the 2018 tax year through the present. Net operating loss arising prior to these years are also open to examination if and when utilized.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

13. OTHER INCOME (EXPENSE)

For the years ended December 31, 2021, 2020 and 2019 other income (expense) was comprised of the following:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fair value adjustments on equity investments	$5,955	$26,371	$(4,061)
Fair value adjustments on convertible notes receivable	—	—	(1,771)
Fair value adjustments on variable note receivable	—	(816)	(6,609)
Loss on extinguishment of debt	(10,645)	—	—
Fair value adjustments on warrants issued	14,577	(23,002)	4,160
Fair value adjustments on contingent consideration	—	9,877	(3,687)
Earnings from equity method investments	1,799	2,320	1,064
Other	(1,009)	627	585
Total Other Income (Expense)	$10,677	$15,377	$(10,319)

14. COMMITMENTS AND CONTINGENCIES

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

Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify contingent liabilities for contracts. Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s consolidated statements of operations. See Note 5 - Acquisitions for details.

(a)
Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of licenses and permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at December 31, 2021 and December 31, 2020, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)
Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2021 and December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)
Construction Commitments

As of December 31, 2021, the Company held approximately $73,000 thousand of open construction commitments to contractors on work being performed.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

15. FAIR VALUE MEASUREMENTS

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

For the Company's long-term notes payable (which consist of charitable contributions, private placement debt and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at December 31, 2021 and December 31, 2020 was $239,934 thousand and $99,055 thousand, which includes $783 thousand and $342 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements.

The following tables summarize the Company’s financial instruments which are measured at fair value as of December 31, 2021 and 2020:

	As of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$230,420	$—	$—	$230,420
Investments	44,117	—	50,785	94,902
Contingent Consideration Payable	—	—	(83,865)	(83,865)
Warrant Liability	—	—	(24,877)	(24,877)
	$274,537	$—	$(57,957)	$216,580

	As of December 31, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$83,758	$—	$—	$83,758
Investments	924	—	39,871	40,795
Contingent Consideration Payable	—	—	(27,100)	(27,100)
Warrant Liability	—	—	(39,454)	(39,454)
	$84,682	$—	$(26,683)	$57,999

As of December 31, 2020, the Company held an investment in a privately held entity that became a publicly traded company. As a result, the Company received shares of the publicly traded entity in exchange for the shares in the privately held entity. The transaction resulted in a transfer of the investment from Level 3 to Level 1 during the year ended December 31, 2021. As of December 31, 2021 and December 31, 2020 the fair value of the investment was $19,957 thousand, which is included as a Level 1 financial instrument and $37,249 thousand, which is included as a Level 3 financial instrument, in each respective table above.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

15. FAIR VALUE MEASUREMENTS (Continued)

As of December 31, 2019, the Company held an equity investment in a privately held entity that was subsequently acquired by a publicly traded entity. As a result of the acquisition, the Company received shares of the acquiring entity in exchange for the shares in the privately held entity. The transaction resulted in a transfer of the investment from Level 3 to Level 1 during the year ended December 31, 2020. As of December 31, 2020, the fair value of the Level 1 financial instrument was $924 thousand.

16. VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the consolidated balance sheets as of December 31, 2021 and 2020. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”):

	IL Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs
	December 31, 2021		December 31, 2020
	(in thousands)		(in thousands)
Current assets	$4,118	$1,033	$32,308	$3,739	$2,593
Non-current assets	3,290	1,761	3,367	3,657	2,282
Current liabilities	10,719	854	23,362	337	1,563
Non-current liabilities	413	696	769	462	783
Noncontrolling interests	(1,862)	224	—	3,174	363
Equity attributable to Green Thumb Industries Inc.	(1,862)	1,020	11,544	3,174	2,261

On September 1, 2021, the Company acquired the remaining minority interest in Meshow, LLC, a retail dispensary located in Maryland, for $950 thousand in cash and the issuance of 136,075 shares of Green Thumb, which had a fair value of $4,070 thousand, based on the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction. As a result, the remaining equity associated with the non controlling interest was closed to share capital of Green Thumb as of September 1, 2021.

On December 31, 2020, the MSA for Chesapeake Alternatives, LLC was amended and restated to make GTI Maryland, LLC, the sole member of the entity. As a result, the remaining equity associated with the non controlling interest was closed to share capital of Green Thumb as of December 31, 2020.

The following tables present the summarized financial information about the Company’s VIEs which are included in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019:

	IL Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs
	December 31, 2021		December 31, 2020			December 31, 2019
	(in thousands)		(in thousands)			(in thousands)
Revenues	$24,420	$12,914	$19,725	$18,694	$10,012	$16,057	$5,858	$3,516
Net income attributable to noncontrolling interests	3,565	1,362	411	3,035	639	—	700	(1,130)
Net income attributable to Green Thumb Industries Inc.	3,565	1,713	4,577	3,035	575	1,807	700	(2,837)
Net income	$7,130	$3,075	$4,988	$6,069	$1,214	$1,807	$1,400	$(3,967)

As of December 31, 2021, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC. As of December 31, 2020, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport, LLC and Meshow, LLC. As of December 31, 2019, VIEs included in Other Non-material VIEs are Bluepoint Wellness of Westport, LLC, Meshow, LLC and Ohio Investors 2017, LLC.

The net change in the consolidated VIEs and Other Noncontrolling Interest are as follows for the years ended December 31, 2021 and 2020:

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

16. VARIABLE INTEREST ENTITIES (Continued)

	Chesapeake Alternatives, LLC	IL Disp, LLC	Other Non-material VIEs	Total
	(in thousands)
Balance as at January 1, 2020	$350	$2,089	$74	$2,513
Contributions	—	—	50	50
Distributions	(439)	(1,950)	(400)	(2,789)
Net income (loss)	411	3,035	639	4,085
Changes in ownership	(322)	—	—	(322)

Balance as at December 31, 2020	—	3,174	363	3,537
Distributions	—	(8,600)	(2,428)	(11,028)
Net income (loss)	—	3,565	1,362	4,927
Changes in ownership	—	—	926	926

Balance as at December 31, 2021	$—	$(1,861)	$223	$(1,638)

17. SEGMENT REPORTING

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

The below table presents revenues by type for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues, net of discounts
Consumer Packaged Goods	$467,258	$273,977	$109,930
Retail	614,739	396,372	137,810
Intersegment Eliminations	(188,437)	(113,776)	(31,307)
Total Revenues, net of discounts	$893,560	$556,573	$216,433
Depreciation and Amortization
Consumer Packaged Goods	$36,839	$28,207	$17,792
Retail	31,619	24,299	13,690
Intersegment Eliminations	—	—	—
Total Depreciation and Amortization	$68,458	$52,506	$31,482
Income Taxes
Consumer Packaged Goods	$57,704	$33,965	$3,727
Retail	66,908	49,888	9,906
Intersegment Eliminations	—	—	(4,289)
Total Income Taxes	$124,612	$83,853	$9,344

Goodwill assigned to the Consumer Packaged Goods segment as of December 31, 2021 and December 31, 2020 was $358,038 thousand and $252,017 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of December 31, 2021 and December 31, 2020 was $317,454 thousand and $211,304 thousand, respectively.

Goodwill assigned to the Retail segment as of December 31, 2021 and December 31, 2020 was $274,811 thousand and $130,680 thousand, respectively. Intangible assets, net assigned to the Retail segment as of December 31, 2021 and December 31, 2020 was $358,037 thousand and $194,938 thousand, respectively.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

17. SEGMENT REPORTING (Continued)

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, Green Thumb has identified 30 reporting units. The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which Green Thumb conducts business (or each market). The markets were then further divided into reporting units based on the market operations (Retail and Consumer Packaged Goods) which were primarily determined based on the licenses each market holds. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

18. QUARTERLY FINANCIAL DATA

The following table contains selected quarterly data for 2021 and 2020. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2021
Net Sales	$194,431	$221,872	$233,677	$243,580	$893,560
Income from operations	51,534	50,855	58,069	54,384	214,842
Net Income attributable to Green Thumb Industries Inc.	10,369	22,052	20,209	22,806	75,436
Net Income per share – basic	0.05	0.10	0.09	0.10	0.34
Net Income per share – diluted	0.05	0.10	0.08	0.10	0.33
Weighted average number of common shares outstanding - basic	216,210,429	220,323,622	226,529,671	230,916,901	223,192,326
Weighted average number of common shares outstanding - diluted	221,616,157	224,843,155	230,879,437	233,927,531	226,758,882

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2020
Net Sales	$102,603	$119,640	$157,104	$177,226	$556,573
Income (loss) from operations	7,553	14,051	37,211	47,292	106,107
Net Income (loss) attributable to Green Thumb Industries Inc.	(4,206)	(12,910)	9,644	22,465	14,993
Net Income (loss) per share - basic	(0.02)	(0.06)	0.04	0.11	0.07
Net Income (loss) per share - diluted	(0.02)	(0.06)	0.04	0.11	0.07
Weighted average number of common shares outstanding - basic	208,468,356	209,902,732	211,990,405	213,249,477	210,988,259
Weighted average number of common shares outstanding - diluted	208,468,356	209,902,732	214,212,292	217,178,771	212,531,188

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Green Thumb Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Green Thumb Industries, Inc. (the "Company") as of December 31, 2021, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls related to the accounting for contingent consideration.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above are described in Management’s Report on Internal Controls over Financial Reporting under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.

As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, during the year ended December 31, 2021, the Company completed six separate acquisitions (the “Acquired Entities”). As permitted by the Securities and Exchange Commission, management excluded the Acquired Entities from its assessment of internal control over financial reporting as of December 31, 2021. The Acquired Entities operations constitute approximately three percent of total assets (excluding goodwill and other intangible assets) as of December 31, 2021, and approximately four percent of revenues, net of discounts for the year then ended. Our audit of internal control over financial reporting did not include an evaluation of the internal controls over financial reporting of the Acquired Entities.

We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangibles (Including Goodwill) Arising from Business Combinations

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company completed the acquisitions of Liberty Compassion, Inc., Dharma Pharmaceuticals, LLC, and Mobley Pain Management and Wellness Center, LLC and CanWell Processing, LLC, GreenStar Herbals Inc., MDHWC Management Corp., and LeafLine Industries, LLC during the year ended December 31, 2021. The aggregate consideration for the acquisitions was approximately $540 million. In addition, during the year ended December 31, 2021, the Company finalized the purchase price allocation related to the acquisition of Southern CT Wellness & Healing, which was acquired during the year ended December 31, 2020. The aggregate consideration for the acquisition was approximately $14 million. Each acquisition was accounted for as a business combination. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of intangible assets totaling approximately $590 million (of which approximately $17 million related to Southern CT Wellness & Healing). The Company has recorded identifiable license intangible assets of approximately $321 million and goodwill of approximately $269 million (of which approximately $9 million and $8 million related to a license intangible asset and goodwill, respectively, of Southern CT Wellness & Healing) as a result of these acquisitions.

The valuation of the intangible assets is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining the estimated fair values of the intangible assets acquired consideration paid. The determination of the fair values of the intangible assets and consideration paid requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, discount rates, risk-free rates, weighted-average cost of capital, equity risk premium, and the probability of occurrence of certain transactions.

Auditing management’s valuation of the acquired intangible assets is complex due to the judgments required to evaluate management’s previously noted estimates and assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
We tested internal controls relating to the evaluation of the assumptions used to estimate the fair value of the intangible assets acquired including:
o
Management’s identification of assets acquired and liabilities incurred.
o
Management’s evaluation of the completeness, accuracy and reasonableness of prospective financial information used to determine the fair values of intangible assets acquired.
o
Management’s evaluation of the completeness and accuracy of key assumptions and inputs used by third-party valuation specialists, including the discount rate, risk-free rate, weighted-average cost of capital, equity risk premium, and probabilities assigned to contingent consideration used to determine fair values.
o
Management’s evaluation of the clerical accuracy of the model used to determine the fair values of intangible assets acquired.
•
Substantively tested, with the assistance of firm personnel with experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used in management's estimation process for determining the fair value of the intangible assets acquired, including:
o
Tested the consideration paid for the acquisitions.
o
Tested the mathematical accuracy of the calculations performed along with assessing the completeness and accuracy of the information used in the calculations.
o
Evaluated the appropriateness of the valuation methodologies used, as well as the key assumptions and inputs used, including discount rate, risk-free rate, weighted-average cost of capital, and equity risk premium.
o
Performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in certain assumptions.
o
Compared significant assumptions used by management to current industry and competitor data, comparable Company owned operations, and other areas of the audit.

Goodwill Impairment Evaluation

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually, or more frequently if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company performed the optional qualitative assessment to determine whether it was more likely than not (that is a likelihood of more than 50 percent) that the fair value of the reporting units were less than their carrying amounts, including goodwill.

While the impairment test did not result in the recording of any impairment loss, the impairment analysis requires management to make significant judgments in performing its assessment including the evaluation of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity-specific events, events affecting the reporting units, and trends in the Company’s share price.

Auditing management’s impairment analysis is complex due to the judgments required to evaluate management’s assessment of those factors identified above.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
We tested internal controls over the Company’s annual goodwill impairment analysis, including assumptions used by management in conducting its impairment analysis, including controls addressing:
o
Management’s assessment of potential triggering events indicating potential impairment
o
Management’s identification of reporting units evaluated for potential impairment.
o
Management’s assessment of qualitative factors that may indicate potential impairment.
•
Substantively tested the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:
o
Confirmed the appropriateness of the reporting units evaluated in performing management’s impairment analysis.
o
Evaluated the factors management considered in its qualitative assessment to determine that goodwill was not impaired, including the evaluation of macroeconomic conditions, industry and market conditions, cost factors, the past financial performance of the reporting units, the projected financial performance of the reporting units, other entity-specific events, events affecting the reporting units, and trends in the Company’s share price.

Contingent Consideration

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as an asset or a liability is remeasured at fair value at subsequent reporting dates in accordance with ASC 450, Contingencies, as appropriate, with the corresponding gain or loss being recognized in profit or loss.

The classification and valuation of contingent consideration is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining the estimated fair values and the judgment involved to determine whether to classify contingent consideration as a liability or equity. The determination of the fair values of contingent consideration requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, discount rates, risk-free rates, weighted-average cost of capital, equity risk premium, and the probability of occurrence of certain transactions. As described in Note 2, during 2021, the Company reclassified approximately $27 million of contingent consideration from a liability to equity as it determined that the consideration met the qualifications to be classified within equity upon the number of shares to be issued under the arrangement being fixed in 2019. Additionally, the Company recorded contingent consideration of approximately $99 million for business combinations completed during the year ended December 31, 2021. The fair value of contingent consideration liabilities as of December 31, 2021 was approximately $84 million.

Auditing management’s classification and valuation of contingent consideration is complex due to the judgments required to evaluate management’s previously noted estimates and assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
We substantively tested the appropriateness of the judgments and assumptions used by management in conducting its analysis, including confirming the appropriate classification of contingent consideration as either liabilities or equity.
•
Substantively tested, with the assistance of firm personnel with experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used in management's estimation process for determining the fair value of the contingent consideration upon acquisition and at each reporting date, as applicable, including:
o
Tested the mathematical accuracy of the calculations performed along with assessing the completeness and accuracy of the information used in the calculations.
o
Evaluated the appropriateness of the valuation methodologies used, as well as the key assumptions and inputs used, including the risk-neutral probabilities assigned, equity risk premium, volatility, and projected cash flows related to the contingent consideration.
o
Performed sensitivity analyses to evaluate the changes in the fair value of the contingent consideration that would result from changes in certain assumptions
o
Compared significant assumptions used by management to current industry and competitor data, comparable Company owned operations, and other areas of the audit

As described the "Opinions on the Financial Statements and Internal Control over Financial Reporting" section of our audit report, we have identified a material weakness specific to this matter.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2021.

Chicago, Illinois

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Green Thumb Industries Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Green Thumb Industries Inc. (the “Company") as of December 31, 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor from 2019 to 2021.

/s/ Macias Gini & O'Connell LLP

San Francisco, California

March 18, 2021