Form 10-Q
period 2022-03-31
Green Thumb Industries Inc.
filed 2022-05-05
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 1, 2022, there were 203,592,801 shares of the registrant’s Subordinate Voting Shares, 3,853,100 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 28,003,100 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms or expressions of similar meaning. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change; the Company may be subject to action by the U.S. federal government; state regulation of cannabis is uncertain; the Company may be subject to heightened scrutiny by Canadian regulatory authorities; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco Firearms and Explosives regulation; cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services; the Company may face difficulties acquiring additional financing; the Company lacks access to U.S. bankruptcy protections; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where the Company carries on business; the Company may face difficulties in enforcing its contracts; the Company has limited trademark protection; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces exposure to fraudulent or illegal activity; the Company’s use of joint ventures may expose it to risks associated with jointly owned investments; the Company faces risks due to industry immaturity or limited comparable, competitive or established industry best practices; the Company faces risks related to its products; the Company is dependent on the popularity of and consumer acceptance of the Company’s brand portfolio; the Company’s business is subject to the risks inherent in agricultural operations; the Company may be adversely impacted by rising or volatile energy costs; the Company faces risks related to its information technology systems and potential cyber-attacks and security breaches; the Company faces an inherent risk of product liability or similar claims; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; issuances of substantial amounts of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution; and the Company is governed by corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, United States. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

(Amounts Expressed in United States Dollars)

	March 31,	December 31,
	2022	2021
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$174,539	$230,420
Accounts Receivable	27,808	22,099
Inventories	109,701	95,471
Prepaid Expenses	11,102	11,175
Other Current Assets	5,210	5,065
Total Current Assets	328,360	364,230
Property and Equipment, Net	453,114	409,074
Right of Use Assets, Net	178,193	176,327
Investments	90,731	94,902
Investments in Associates	28,202	30,337
Intangible Assets, Net	674,692	675,491
Goodwill	640,795	632,849
Deposits and Other Assets	3,035	2,641
TOTAL ASSETS	$2,397,122	$2,385,851
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$23,651	$14,086
Accrued Liabilities	77,208	84,724
Acquisition Consideration Payable	—	31,732
Compensation Payable	15,055	12,022
Current Portion of Notes Payable	900	783
Current Portion of Lease Liabilities	8,947	9,221
Contingent Consideration Payable	20,592	50,284
Income Tax Payable	32,831	1,527
Total Current Liabilities	179,184	204,379
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	186,080	182,539
Notes Payable, Net of Current Portion and Debt Discount	243,336	239,151
Contingent Consideration Payable	34,767	33,581
Warrant Liability	16,948	24,877
Deferred Income Taxes	81,846	81,846
TOTAL LIABILITIES	742,161	766,373
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2022: Unlimited, 203,356,655, and 203,356,655, respectively, at December 31, 2021: Unlimited, 201,768,312, and 201,768,312, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2022: Unlimited, 38,531 and 38,531, respectively, at December 31, 2021: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2022: Unlimited, 280,031 and 280,031, respectively, at December 31, 2021: Unlimited, 285,031 and 285,031, respectively)	—	—
Share Capital	1,653,703	1,633,672
Contributed Surplus	5,966	21,245
Deferred Share Issuances	36,262	36,262
Accumulated Deficit	(41,124)	(70,063)
Equity of Green Thumb Industries Inc.	1,654,807	1,621,116
Noncontrolling interests	154	(1,638)
TOTAL SHAREHOLDERS' EQUITY	1,654,961	1,619,478
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,397,122	$2,385,851

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2022 and 2021

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues, net of discounts	$242,600	$194,431
Cost of Goods Sold, net	(119,660)	(83,566)
Gross Profit	122,940	110,865
Expenses:
Selling, General, and Administrative	68,388	59,331
Total Expenses	68,388	59,331
Income From Operations	54,552	51,534
Other Income (Expense):
Other Income (Expense), net	11,435	(5,150)
Interest Income, net	900	50
Interest Expense, net	(6,070)	(4,123)
Total Other Income (Expense)	6,265	(9,223)
Income Before Provision for Income Taxes And Non-Controlling Interest	60,817	42,311
Provision For Income Taxes	31,131	30,856
Net Income Before Non-Controlling Interest	29,686	11,455
Net Income Attributable to Non-Controlling Interest	747	1,086
Net Income Attributable To Green Thumb Industries Inc.	$28,939	$10,369
Net Income per share - basic	$0.12	$0.05
Net Income per share - diluted	$0.12	$0.05
Weighted average number of shares outstanding - basic	235,838,947	216,210,429
Weighted average number of shares outstanding - diluted	238,225,420	221,616,157

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousand)
Balance, January 1, 2021	$1,048,640	$4,893	$2,587	$(145,499)	$3,537	$914,158
Issuance of shares under business combinations and investments	1,038	(38)	—	—	—	1,000
Shares issued as contingent consideration	12,673	—	—	—	—	12,673
Distribution of deferred shares	1,826	—	(1,835)	—	—	(9)
Issuance of registered shares pursuant to Form S-1	155,803	(305)	—	—	—	155,498
Exercise of options, RSUs and warrants	17,008	(11,369)	—	—	—	5,639
Stock-based compensation	—	4,031	—	—	—	4,031
Distributions to third party and limited liability company unit holders	—	—	—	—	(1,675)	(1,675)
Net income	—	—	—	10,369	1,086	11,455
Balance, March 31, 2021	$1,236,988	$(2,788)	$752	$(135,130)	$2,948	$1,102,770

Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Shares issued as contingent consideration	13,111	—	—	—	—	13,111
Exercise of options, RSUs and warrants	3,135	(2,195)	—	—	—	940
Stock-based compensation	—	4,651	—	—	—	4,651
Distributions to limited liability company unit holders	—	—	—	—	(14,311)	(14,311)
Net income	—	—	—	28,939	747	29,686
Balance, March 31, 2022	$1,653,703	$5,966	$36,262	$(41,124)	$154	$1,654,961

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$28,939	$10,369
Net income attributable to non-controlling interest	747	1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,990	14,994
Amortization of operating lease assets	9,821	7,751
Loss on disposal of property and equipment	85	46
Loss (earnings) on equity method investment	1,203	(623)
Bad debt expense	117	(74)
Deferred income taxes	—	1,690
Stock-based compensation	4,651	4,031
Increase in fair value of investments	(4,664)	(392)
Interest on contingent consideration payable and acquisition liabilities	1,081	—
(Decrease) increase in fair value of contingent consideration	(16,477)	413
(Decrease) increase in fair value of warrants	(7,929)	5,851
Amortization of debt discount	2,279	1,103
Changes in operating assets and liabilities:
Accounts receivable	(5,941)	3,256
Inventories	(13,817)	(2,737)
Prepaid expenses and other current assets	12	(5,318)
Deposits and other assets	(395)	(363)
Accounts payable	9,555	(11,191)
Accrued liabilities	235	1,755
Operating lease liabilities	(8,420)	(6,010)
Income tax payable	31,304	14,019
NET CASH PROVIDED BY OPERATING ACTIVITIES	55,376	39,656
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(56,831)	(19,422)
Proceeds from disposal of assets	32	60
Investments in securities	(5,444)	(6,002)
Proceeds from sale of investments	160	18,123
Settlement of acquisition consideration payable	(31,732)	—
Purchase of businesses, net of cash acquired	(6,586)	—
NET CASH USED IN INVESTING ACTIVITIES	(100,401)	(7,241)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to third parties and limited liability company unit holders	(14,311)	(1,675)
Contributions from unconsolidated subsidiaries	550	350
Net proceeds from issuance of registered shares pursuant to Form S-1	—	155,498
Proceeds from exercise of options and warrants	940	5,639
Proceeds from issuance of notes payable	2,102	—
Principal repayment of notes payable	(137)	(86)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,856)	159,726
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(55,881)	192,141
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	230,420	83,758
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$174,539	$275,899

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,467	$3,183
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(5,366)	$(3,406)
Noncash increase in right of use asset	$(3,855)	$(5,770)
Noncash increase in lease liability	$3,855	$5,770
Shares issued for purchase of noncontrolling interest	$2,379	$—
Issuance of shares associated with contingent consideration	$13,111	$12,673
Deferred share issuances	$—	$1,835
Issuance of shares under business combinations	$1,406	$1,000
Acquisitions
Inventory	$413	$—
Accounts receivable	(116)	—
Prepaid assets	72	—
Property and equipment	738	—
Right of use assets	743	—
Identifiable intangible assets	14,143	—
Goodwill	7,946	—
Deposits and other assets	12	—
Liabilities assumed	(466)	—
Lease liabilities	(743)	—
Noncontrolling interests	17,735	—
Equity interests issued	(3,785)	—
Fair value of previously held equity interest	(14,500)	—
Deferred cash	(250)	—
Settlement of noncontrolling interests	(15,356)	—
	$6,586	$—
ADDITIONAL SUPPLEMENTAL INFORMATION
Decrease (increase) in fair value of investments	$9,455	(392)
Increase in fair value of equity method investments	(14,119)	—
TOTAL INCREASE IN FAIR VALUE OF INVESTMENTS	$(4,664)	$(392)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail cannabis stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain named RISE, which sell our products and third-party products. As of March 31, 2022, Green Thumb has operations in fifteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,000 people and serves hundreds of thousands of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as amended (the "2021 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the 2021 Form 10-K.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of March 31, 2022, the Company had 5,340,863 options, 306,724 restricted stock units and 3,835,278 warrants outstanding. As of March 31, 2021, the Company had 5,299,440 options, 592,535 restricted stock units and 2,294,523 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended March 31, 2022, the computation of diluted earnings per share included 1,699,469 options, 183,763 restricted stock units and 503,241 warrants. For the three months ended March 31, 2021, the computation of diluted earnings per share included 3,702,372 options, 431,220 restricted stock units and 1,272,136 warrants. For the three months ended March 31, 2022 and 2021, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 842,033 and 23,887, respectively.

(e) Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of the standard did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

(f) Recently Issued Accounting Standards

The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the business for disclosure.

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

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the first three months of 2022, the uncertain nature of the spread of COVID-19 and the uncertainty of the impact of nationwide vaccine programs may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw Material	$5,297	$5,278
Packaging and Miscellaneous	10,576	8,622
Work in Process	44,112	42,403
Finished Goods	52,462	41,069
Reserve for Obsolete Inventory	(2,746)	(1,901)
Total Inventories	$109,701	$95,471

3. PROPERTY AND EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Buildings and Improvements	$114,946	$101,283
Equipment, Computers and Furniture	96,935	83,281
Leasehold Improvements	126,092	114,303
Land Improvements	607	607
Capitalized Interest	8,281	6,523
Total Property and Equipment	346,861	305,997
Less: Accumulated Depreciation	(53,175)	(45,198)
Property and Equipment, net	293,686	260,799
Land	20,258	20,258
Assets Under Construction	139,170	128,017
Property and Equipment, net	$453,114	$409,074

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three months ended March 31, 2022 totaled $8,048 thousand, of which $5,046 thousand, is included in cost of goods sold. Depreciation expense for the three months ended March 31, 2021 totaled $4,767 thousand, of which $2,869 thousand, is included in cost of goods sold.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. ACQUISITIONS

The Company has determined that the below acquisitions are business combinations under Accounting Standards Codification (“ASC”) 805, Business Combinations. They are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net assets allocated to goodwill. Operating results have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company.

(a)
Acquisition of ILDISP, LLC

On March 1, 2022, the Company acquired the remaining 50% ownership interests of ILDISP, LLC (“ILDISP”) from the Company's former membership interest partner for the purposes of expanding the Company's operational capacity in the Illinois market. Prior to March 1, 2022, one of the two dispensaries owned by ILDISP, RISE Effingham, was consolidated by Green Thumb as the Company was determined to be the primary beneficiary of the variable interest entity. The other retail dispensary was accounted for as an equity method investment given the Company's 50% ownership interest, and its ability to significantly influence the dispensaries operations.

The total consideration exchanged included $18,868 thousand in cash, which included $250 thousand in deferred consideration, along with 204,036 Subordinate Voting Shares valued at $3,785 thousand, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the Canadian Securities Exchange (“CSE”) on the date of the transaction.

The Company allocated the total consideration exchanged to each of the acquired retail dispensaries. Accordingly, the consideration allocated to RISE Effingham was approximately $11,857 thousand in cash along with 128,217 Subordinate Voting Shares of Green Thumb that had a fair value of $2,379 thousand. The remaining equity associated with the Company's purchase of the noncontrolling interest was closed to contributed surplus (deficit) of Green Thumb as of March 1, 2022.

The equity method investment associated with the other dispensary owned by ILDISP was remeasured at fair value of $14,500 thousand as of the date of the transaction, and resulted in a gain on the fair value of the equity method investment of $14,119 thousand, which was recorded in other income (expense) on the unaudited interim condensed consolidated statement of operations. In addition, the Company allocated consideration of $7,011 thousand in cash along with 75,818 Subordinate Voting Shares of Green Thumb, with a fair value of $1,406 thousand. After completing the preliminary allocation of the aggregate consideration exchanged for the assets acquired and liabilities assumed, the Company recorded a license intangible asset of $14,143 thousand and non-tax deductible goodwill of $7,956 thousand. The weighted average amortization period for the license intangible was 15 years. Acquisition related expenses associated with the transaction were not material.

The preliminary valuation was based on management's estimates and assumptions which are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible asset acquired, the previously held equity method investment, and the residual goodwill.

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

At March 31, 2022 and December 31, 2021, intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$670,043	$80,835	$589,208	$655,900	$69,812	$586,088
Trademarks	98,936	28,017	70,919	98,936	25,096	73,840
Customer Relationships	24,438	10,817	13,621	24,438	9,944	14,494
Non-Competition Agreements	2,565	1,621	944	2,565	1,496	1,069
Total Intangible Assets	$795,982	$121,290	$674,692	$781,839	$106,348	$675,491

The Company recorded amortization expense for the three months ended March 31, 2022 and 2021 of $14,942 thousand and $10,227 thousand, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2022:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2022	$45,291
2023	60,388
2024	59,807
2025	59,709
2026	51,697
2027 and Thereafter	397,800
$674,692

As of March 31, 2022, the weighted average amortization period remaining for intangible assets was 12.55 years.

(b) Goodwill

At March 31, 2022 and December 31, 2021 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Package Goods	Total
	(in thousands)
As of December 31, 2021	$274,811	$358,038	$632,849
Acquisition of ILDISP, LLC	7,956	—	7,956
Adjustments to Purchase Price Allocations	157	(167)	(10)
As of March 31, 2022	$282,924	$357,871	$640,795

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS

As of March 31, 2022 and December 31, 2021, the Company held various equity interests in cannabis companies as well as investments in convertible notes that had a combined fair value of $90,731 thousand and $94,902 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the three months ended March 31, 2022 and year ending December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Beginning	$94,902	$40,795
Additions	5,444	83,689
Disposals	(160)	(18,417)
Fair value adjustment	(9,455)	6,377
Transfers out	—	(17,542)
Ending	$90,731	$94,902

During the three months ended March 31, 2022, the Company recorded fair value gains (losses) of $(9,455) thousand, of which $(9,609) thousand was recorded within other income (expense) and $154 thousand relates to various note receivable investments and was recorded to interest income on the unaudited interim condensed consolidated statement of operations.

(a) Equity Investments

As of March 31, 2022 and December 31, 2021, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $12,527 thousand and $20,583 thousand, respectively. During the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company recorded net gains (losses) on the change in fair value of such investments of $(7,897) thousand and $268 thousand, respectively, within other income (expense) on the consolidated statement of operations. The Company received proceeds from the sale of such investments of $160 thousand and $18,123 thousand, respectively. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $42,309 thousand and $33,066 thousand, respectively. During the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company recorded net gains (losses) on the change in fair value of such investments of $455 thousand and $124 thousand, respectively, within other income (expense) on the consolidated statement of operations. There were no sales of these investments during these periods. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 14 - Fair Value Measurements for additional details.

Unrealized gains and (losses) recognized on equity investments held during the three months ended March 31, 2022 and 2021 were $(9,477) thousand and $251 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS (Continued)

(b) Convertible Notes Receivable

During the three months ended March 31, 2022 and year ended December 31, 2021, the Company made multiple investments in various note receivable instruments, including note receivable instruments with conversion features.

As of March 31, 2022 and December 31, 2021, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $23,257 thousand and $23,534 thousand, respectively. During the three months ended March 31, 2022 , the Company recorded net gains (losses) on the change in fair value of such investments of $(276) thousand within other income (expense) on the consolidated statement of operations. There were no gains or (losses) recognized on these investments during the three months ended March 31, 2021. The note receivable instruments had a stated interest rate of 13% and a maturity date of April 29, 2025. These notes did not contain conversion features and are currently classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, the Company held note receivable instruments which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $12,638 thousand and $17,719 thousand, respectively, with stated interest ranging between 0.91% - 10% and terms between 15 months to five years. During the three months ended March 31, 2022 , the Company recorded net gains (losses) on the change in fair value of such investments of $(1,891) thousand within other income (expense) on the consolidated statement of operations. There were no gains or (losses) recognized on these investments during the three months ended March 31, 2021. The combined fair value amounts include the initial investment cost and combined contractual accrued interest of $154 thousand. These notes are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 14 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. LEASES

(a) Operating Leases

The Company has operating leases for its retail dispensaries and processing and cultivation facilities located throughout the U.S, as well as for corporate office space located in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for fixed and variable non-lease components, such as taxes, insurance and maintenance. The Company accounts for each real estate lease and the related non-lease components together as a single component.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three months ended March 31, 2022, the company recorded operating lease expense of $9,821 thousand compared to operating lease expense of $7,751 thousand for the three months ended March 31, 2021.

Other information related to operating leases as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	11.48	11.82
Weighted average discount rate	13.53%	13.60%

Maturities of lease liabilities for operating leases as of March 31, 2022 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
	(in thousands)
Remainder of 2022	$25,476	$843	$26,319
2023	33,868	1,144	35,012
2024	33,304	1,027	34,331
2025	30,880	948	31,828
2026	28,947	970	29,917
2027 and Thereafter	274,862	7,066	281,928
Total Lease Payments	427,337	11,998	439,335
Less: Interest	(238,809)	(5,499)	(244,308)
Present Value of Lease Liability	$188,528	$6,499	$195,027

(b) Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for certain facilities in Florida, Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is indirectly owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three months ended March 31, 2022 and 2021, the Company recorded lease expense of $295 thousand in each period, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE

At March 31, 2022 and December 31, 2021, notes payable consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Charitable Contributions [1]	$1,190	$1,238
Private placement debt dated April 30, 2021[2]	230,966	228,690
Mortgage notes[3]	12,080	10,006
Total notes payable	244,236	239,934
Less: current portion of notes payable	(900)	(783)
Notes payable, net of current portion	$243,336	$239,151

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50 thousand through October 2024 and annual charitable contributions of $250 thousand through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt was issued in an original amount of $249,934 thousand with an interest rate of 7.00%, maturing on April 30, 2024. The debt was issued at a discount, the carrying value of which was $18,968 thousand and $21,244 thousand as of March 31, 2022 and December 31, 2021, respectively.

3 Mortgage notes in the original amount of $12,597 thousand and $10,437 thousand as of March 31, 2022 and December 31, 2021, respectively, were issued by the Company in connection with various operating properties. These mortgage notes mature between August 20, 2025 and June 5, 2035 and were issued at a discount, the carrying value of which was $159 thousand and $162 thousand, respectively, and are presented net of principal payments of $358 thousand and $269 thousand as of March 31, 2022 and December 31, 2021, respectively.

(a) Related Parties

A portion of the April 30, 2021 Notes are held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chief Executive Officer and Chairman of the Company (held through KP Capital, LLC and Outsiders Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (held through AG Funding Group, LLC); Anthony Georgiadis, the Chief Financial Officer and a director of the Corporation (held through Three One Four Holdings, LLC); and Anthony Georgiadis and William Gruver, a director of the Corporation (held through ABG, LLC).

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

The following table summarizes the number of warrants outstanding as of March 31, 2022 and December 31, 2021:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2021	2,097,931	C$	18.26	2.42	1,737,347	$31.83	4.38
Balance as of March 31, 2022	2,097,931	C$	18.26	2.17	1,737,347	$31.83	4.13

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at March 31, 2022 and December 31, 2021:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	March 31, 2022	December 31, 2021	Change
			(in thousands)
Bridge Financing Warrants Issued April 2019	C$22.90	100,723	$336	$676	$(340)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	12,359	18,527	(6,168)
Modification Warrants Issued November 2019	C$12.04	316,947	3,442	4,603	(1,161)
Additional Modification Warrants Issued May 2020	C$14.03	73,728	811	1,071	(260)
Totals		2,097,931	$16,948	$24,877	$(7,929)

During the three months ended March 31, 2022 and 2021, the Company recorded a gain of $7,929 thousand and a loss of $5,851 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 14 - Fair Value Measurements for additional details):

	March 31,	December 31,
Significant Assumptions	2022	2021
Volatility	65.5% - 69.83%	59.95% - 74.04%
Remaining Term	0.53 - 3.15 years	0.78 - 3.39 years
Risk Free Rate	2.17% - 2.28%	0.91% - 1.06%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The following table summarizes the fair value of the equity classified warrants at March 31, 2022 and December 31, 2021:

			Fair Value
		Warrants	March 31,	December 31,
Warrants Included in Contributed Surplus	Strike Price	Outstanding	2022	2021
			(in thousands)
Mortgage Warrants Issued June 2020	$9.10	35,000	$181	$181
Private Placement Refinance Warrants Issued April 2021	$32.68	1,459,044	22,259	22,259
Private Placement Refinance Warrants Issued October 2021	$30.02	243,303	2,616	2,616
Totals		1,737,347	$25,056	$25,056

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

(a) Authorized

The Company has the following classes of share capital, with each class having no par value:

(i) Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the three months ended March 31, 2022, the shareholders of the Company converted 5,000 Multiple Voting Shares into 500,000 Subordinate Voting Shares.

(ii) Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At March 31, 2022, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the three months ended March 31, 2022, the shareholders of the Company converted 5,000 Multiple Voting Shares into 500,000 Subordinate Voting Shares.

(iii) Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At March 31, 2022, the Company had 280,031 issued and outstanding Super Voting Shares which convert into 28,003,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the three months ended March 31, 2022, the shareholders of the Company converted 5,000 Super Voting Shares into 5,000 Multiple Voting Shares.

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As of December 31, 2021	201,768,312	38,531	285,031
Issuance of shares under business combinations and investments	204,036	—	—
Distribution of contingent consideration	667,080	—	—
Issuance of shares upon exercise of options and warrants	109,582	—	—
Issuances of shares upon vesting of RSUs	107,645	—	—
Exchange of shares	500,000	—	(5,000)
As of March 31, 2022	203,356,655	38,531	280,031

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(i) Issuance of Shares Under Business Combinations and Investments

ILDISP, LLC

On March 1, 2022, the Company issued 204,036 Subordinate Voting Shares with a value of approximately $3,785 thousand, based on a 20 consecutive day volume weighted average price (“VWAP”), in connection with the Company's acquisition of two Illinois-based dispensaries. The shares issued resulted in an increase in share capital and a corresponding increase in the net assets acquired. See Note 4 - Acquisitions for additional details.

(ii) Distribution of Contingent Consideration

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration of up to $65,000 thousand in Subordinate Voting Shares of Green Thumb, dependent upon the successful opening of up to 5 retail dispensaries in the Virginia area within the first three years following the signing of the agreement and the legal sale of adult use cannabis in a retail dispensary by January 1, 2025. On February 25, 2022, the Company issued 667,080 Subordinate Voting Shares to the former owners of Dharma in connection with the successful opening of two retail dispensaries in Virginia. The shares had a fair value of $13,111 thousand at the date of issuance.

As of March 31, 2022 and December 31, 2021, the estimated fair value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $39,137 thousand and $48,665 thousand, respectively. As of March 31, 2022 and December 31, 2021, $10,692 thousand and $20,884 thousand, respectively, was included as a current liability on the Company's unaudited interim condensed consolidated balance sheets.

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

Option and RSU awards generally vest over three years, and options typically have a life of five to ten years. Option grants are determined by the Compensation Committee of the Company’s Board of Directors with the option price set at no less than 100% of the fair market value of a share on the date of grant.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price C$	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2021	5,383,275	18.07	3.59	$48,803
Granted	131,661	26.58	4.81
Exercised	(109,582)	11.11		1,139
Forfeited	(64,491)	—
Balance as of March 31, 2022	5,340,863	18.64	3.28	$42,848
Vested	4,123,521	12.56
Exercisable of March 31, 2022	2,748,919	12.40	3.07	$29,595

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2022 and December 31, 2021, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2022 and December 31, 2021. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Weighted average grant date fair value (per share) of stock option units granted (C$)	9.57	13.06
Intrinsic value of stock option units exercised, using market price at vest date (US$) (in thousands)	$1,139	$4,573

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the three months ended March 31, 2022 and the year ended December 31, 2021, using the following ranges of assumptions:

	March 31,	December 31,
	2022	2021
Risk-free interest rate	1.18% - 1.59%	0.33% - 1.39%
Expected dividend yield	0%	0%
Expected volatility	64%	73%
Expected option life	3.5 years	3 – 3.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of unvested RSU awards as of March 31, 2022 and December 31, 2021 and the changes during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value (C$)
Unvested Shares at December 31, 2021	376,127	20.39
Granted	39,742	23.62
Forfeited	(1,500)	19.27
Vested	(107,645)	19.90
Unvested Shares at March 31, 2022	306,724	21.03

The following table summarizes the weighted average grant date fair value of RSUs granted and total fair value of RSUs vested for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Weighted average grant date fair value (per share) of RSUs granted (C$)	23.62	39.63
Intrinsic value of RSUs vested, using market price at vest date (US$) (in thousands)	$2,245	$3,106

The stock-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock options expense	$3,207	$2,629
Restricted Stock Units	1,444	1,402
Total Stock Based Compensation Expense	$4,651	$4,031

As of March 31, 2022, $20,251 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.91 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Income before Income Taxes	$60,817	$42,311
Income Tax Expense	31,131	30,856
Effective Tax Rate	51.2%	72.9%

The effective tax rates for the three months ended March 31, 2022 and 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

Taxes paid during the three months ended March 31, 2022 and 2021 were $132 thousand and $15,147 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12. OTHER INCOME (EXPENSE)

For the three months ended March 31, 2022 and 2021 other income (expense) was comprised of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fair value adjustments on equity investments	$(9,609)	$392
Fair value adjustments on equity method investments	14,119	—
Fair value adjustments on warrants issued	7,929	(5,851)
Earnings (loss) from equity method investments	(1,203)	623
Other	199	(314)
Total Other Income (Expense)	$11,435	$(5,150)

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

(a) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of permits that could result in the Company ceasing operations in that specific state or local jurisdiction. The Company may be subject to regulatory fines, penalties, or restrictions in the future as cannabis and other regulations continue to evolve and are subject to differing interpretations.

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2022 and December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of March 31, 2022, the Company held approximately $75,271 thousand of open construction commitments to contractors on work being performed.

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

(a) Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and accrued liabilities, notes payable, warrant liability, and contingent consideration payable.

For the Company's long-term notes payable (which consist of charitable contributions, private placement debt and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at March 31, 2022 and December 31, 2021 was $244,236 thousand and $239,934 thousand, which includes $900 thousand and $783 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and Cash Equivalents	$174,539	$—	$—	$174,539
Investments	35,784	—	54,947	90,731
Contingent Consideration Payable	—	—	(55,359)	(55,359)
Warrant Liability	—	—	(16,948)	(16,948)
	$210,323	$—	$(17,360)	$192,963

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and Cash Equivalents	$230,420	$—	$—	$230,420
Investments	44,117	—	50,785	94,902
Contingent Consideration Payable	—	—	(83,865)	(83,865)
Warrant Liability	—	—	(24,877)	(24,877)
	$274,537	$—	$(57,957)	$216,580

During the three months ended March 31, 2022, the Company remeasured its contingent consideration arrangements associated with its 2021 acquisitions of Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC (collectively “Summit”) and GreenStar Herbals Inc. (“GreenStar”) using Monte Carlo simulation models. The remeasurement resulted in a net gain of $18,979 thousand which was driven by a change in Management's estimates and projections of the acquired entities ability to achieve the performance targets as agreed to in the 2021 acquisition agreements along with the change in fair value of the shares to be issued.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14. FAIR VALUE MEASUREMENTS (Continued)

(a) Financial Instruments (Continued)

The amount was recorded, net, within selling, general, and administrative expenses on the unaudited interim condensed consolidated statement of operations. Significant assumptions used in the Company's March 31, 2022 remeasurement include Green Thumb's stock price as of March 31, 2022 and projected EBITDA and revenue targets as of such period then ended.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the unaudited interim condensed consolidated balance sheet as of March 31, 2022 and the consolidated balance sheet as of December 31, 2021. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”):

	March 31, 2022		December 31, 2021
	ILDISP, LLC	Other Non-material VIEs	ILDISP, LLC	Other Non-material VIEs
	(in thousands)
Current assets	$—	$878	$4,118	$1,033
Non-current assets	—	1,743	3,290	1,761
Current liabilities	—	694	10,719	854
Non-current liabilities	—	672	413	696
Noncontrolling interests	—	155	(1,862)	224
Equity attributable to Green Thumb Industries Inc.	—	1,100	(1,862)	1,020

On March 1, 2022, the Company acquired the remaining 50% minority interest in ILDISP, LLC, for $11,857 thousand in cash and the issuance of 128,218 shares of Green Thumb, which had a fair value of $2,379 thousand. As a result, the remaining equity associated with the noncontrolling interest was closed to accumulated surplus (deficit) of Green Thumb as of March 1, 2022. See Note 4 - Acquisitions for details.

The following tables present the summarized financial information about the Company’s VIEs which are included in the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
	ILDISP, LLC	Other Non-material VIEs	ILDISP, LLC	Other Non-material VIEs
	(in thousands)
Revenues	$3,543	$2,266	$5,727	$3,311
Net income attributable to noncontrolling interests	462	285	783	303
Net income attributable to Green Thumb Industries Inc.	462	241	783	416
Net income	$924	$526	$1,566	$719

As of March 31, 2022 and December 31, 2021, the VIE included in the Other Non-material VIEs is Bluepoint Wellness of Westport, LLC. As of March 31, 2021, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport, LLC and Meshow, LLC.

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

The below table presents revenues by type for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues, Net of Discounts
Consumer Packaged Goods	$120,412	$104,077
Retail	172,586	130,109
Intersegment Eliminations	(50,398)	(39,755)
Total Revenues, net of discounts	$242,600	$194,431
Depreciation and Amortization
Consumer Packaged Goods	$13,157	$8,001
Retail	9,833	6,993
Intersegment Eliminations	—	—
Total Depreciation and Amortization	$22,990	$14,994
Income Taxes
Consumer Packaged Goods	$12,941	$17,287
Retail	18,190	13,569
Intersegment Eliminations	—	—
Total Income Taxes	$31,131	$30,856

Goodwill assigned to the Consumer Packaged Goods segment as of March 31, 2022 and December 31, 2021 was $357,871 thousand and $358,038 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of March 31, 2022 and December 31, 2021 was $310,688 thousand and $317,454 thousand, respectively.

Goodwill assigned to the Retail segment as of March 31, 2022 and December 31, 2021 was $282,924 thousand and $274,811 thousand, respectively. Intangible assets, net assigned to the Retail segment as of March 31, 2022 and December 31, 2021 was $364,004 thousand and $358,037 thousand, respectively.

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, Green Thumb has identified 30 reporting units. The Company determined its reporting units by first reviewing the operating segments based on the geographic areas in which Green Thumb conducts business (or each market). The markets were then further divided into reporting units based on the market operations (Retail and Consumer Packaged Goods) which were primarily determined based on the licenses each market holds. All revenues are derived from sales occurring in the United States and all assets are located in the United States.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three months ended March 31, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of March 31, 2022 and the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 1, 2021 (the “2021 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in the ‘‘Risks and Uncertainties’’ section of this MD&A and in Part II, Item 1A, “Risk Factors of the 2021 Form 10-K.” As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information.

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

The Company’s priority during the COVID-19 pandemic is protecting the health and safety of its employees and its customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for the Company’s products and services if, for example, the pandemic results in a recessionary economic environment or potential new restrictions on business operations or the movement of individuals.

During the first three months of 2022, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the effects of COVID-19 may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of March 31, 2022, Green Thumb has operations in 15 U.S. markets, employs approximately 4,000 people and serves hundreds of thousands of patients and customers annually.

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

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 17 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the U.S. including at Green Thumb's own RISE and other dispensaries.

Green Thumb owns and operates a national cannabis retail chain called RISE which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE dispensaries currently are located in ten of the states in which we operate. As of March 31, 2022, the Company had 76 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and are subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 and (ii) unaudited interim condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended March 31,
	2022	2021	$	%
	(in thousands, except share and per share amounts)
Revenues, net of discounts	$242,600	$194,431	$48,169	25%
Cost of Goods Sold, net	(119,660)	(83,566)	(36,094)	(43)%
Gross Profit	122,940	110,865	12,075	11%
Total Expenses	68,388	59,331	9,057	15%
Income From Operations	54,552	51,534	3,018	6%
Total Other Income (Expense)	6,265	(9,223)	15,488	168%
Income Before Provision for Income Taxes And Non-Controlling Interest	60,817	42,311	18,506	44%
Provision for Income Taxes	31,131	30,856	275	1%
Net Income Before Non-Controlling Interest	29,686	11,455	18,231	159%
Net Income Attributable to Non-Controlling Interest	747	1,086	(339)	(31)%
Net Income Attributable To Green Thumb Industries Inc.	$28,939	$10,369	$18,570	179%
Net Income per share - basic	$0.12	$0.05	$0.07	140%
Net Income per share - diluted	$0.12	$0.05	$0.07	140%
Weighted average number of shares outstanding – basic	235,838,947	216,210,429
Weighted average number of shares outstanding –diluted	238,225,420	221,616,157

	March 31, 2022	December 31, 2021
	(in thousands)
Total Assets	$2,397,122	$2,385,851
Long-Term Liabilities	$562,977	$561,994

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues, net of Discounts

Revenue for the three months ended March 31, 2022 was $242,600 thousand, up 25% from $194,431 thousand for the three months ended March 31, 2021, driven by contributions from both Retail and Consumer Packaged Goods, largely due to continued growth in Illinois. Key performance drivers for the Retail business for the quarter are: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, and new store openings including acquired stores, particularly in Illinois, Maryland, Massachusetts, Minnesota, Rhode Island and Virginia. The Company generated revenue from 76 Retail locations during the quarter compared to 56 in the same quarter of the prior year. During the three months ended March 31, 2022, the Company opened two new stores in Virginia and acquired one in Illinois. Since March 31, 2021, the Company acquired one retail store in Illinois, one in Maryland, four in Massachusetts, one in Rhode Island, one in Virginia, five in Minnesota and opened seven new Retail locations in Massachusetts, Nevada, Pennsylvania, New Jersey and Virginia that contributed to the increase in Retail revenues.

The key driver for the Consumer Packaged Goods increase in revenues was the sale of Green Thumb’s branded product portfolio to third-party retailers produced in the Company’s existing Consumer Packaged Goods cultivation and processing facilities primarily in Illinois due to increased scale and efficiency. The Company also acquired cultivation and processing facilities in Massachusetts, Minnesota and Virginia since March 31, 2021, which all contributed to the increase in Consumer Packaged Goods revenues. Consumer Packaged Goods revenues made up 29% of total revenues during the three months ended March 31, 2022 as compared to 33% during the three months ended March 31, 2021.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended March 31, 2022 was $119,660 thousand, up 43% from $83,566 thousand for the three months ended March 31, 2021, driven by increased volume in open and operating retail stores, new and acquired retail store openings in Maryland, Massachusetts, Minnesota, New Jersey, Pennsylvania, Rhode Island and Virginia, and expansion of the consumer products sales primarily in Illinois as described above.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $122,940 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 51%. This is compared to gross profit for the three months ended March 31, 2021 of $110,865 thousand, or a 57% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended March 31, 2022 were $68,388 thousand, or 28% of revenues, net of discounts, resulting in an increase of $9,057 thousand. Total expenses for the three months ended March 31, 2021 were $59,331 thousand or 31% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of new and acquired retail dispensaries over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses. The reduction in expenses as a percent of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for three months ended March 31, 2022 was $6,265 thousand, a change of $15,488 thousand, primarily due to fair value adjustment associated with the Company's acquisition of ILDISP during the three months ended March 31, 2022.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended March 31, 2022 was $60,817 thousand, an increase of $18,506 thousand compared to the three months ended March 31, 2021.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $4,651 thousand and $4,031 thousand in the three months ended March 31, 2022 and 2021, respectively, and other nonoperating (income) expenses, of $(15,154) thousand and $797 thousand in the three months ended March 31, 2022 and 2021, respectively, adjusted operating earnings before interest, depreciation, and amortization (“EBITDA”) was $67,039 thousand and $71,356 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2022, federal and state income tax expense totaled $31,131 thousand compared to expense of $30,856 thousand for the three months ended March 31, 2021.

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Consumer Packaged Goods	$120,412	$104,077	$16,335	16%
Retail	172,586	130,109	42,477	33%
Intersegment Eliminations	(50,398)	(39,755)	(10,643)	27%
Total Revenues, Net of Discounts	$242,600	$194,431	$48,169	25%

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Revenues, net of discounts, for the Retail segment were $172,586 thousand, an increase of $42,477 thousand or 33%, compared to the three months ended March 31, 2021. The increase in Retail revenues, net of discounts, was primarily driven by increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, as well as acquired stores in Illinois, Maryland, Massachusetts, Minnesota, Rhode Island and Virginia.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $120,412 thousand, an increase of $16,335 thousand or 16%, compared to the three months ended March 31, 2021. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, as well as sales of products produced at acquired cultivation and processing facilities in Massachusetts, Minnesota and Virginia since March 31, 2021.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of Consumer Packaged Goods brands including Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles, and RYTHM, primarily to third-party customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the three months ended March 31, 2022, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three months ended March 31, 2022, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of the U.S. Internal Revenue Code of 1986, as Amended (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net Income Before Non-Controlling Interest	$29,686	$11,455
Interest Income, net	(900)	(50)
Interest Expense, net	6,070	4,123
Provision For Income Taxes	31,131	30,856
Other Income (Expense), net	(11,435)	5,150
Depreciation and amortization	22,990	14,994
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$77,542	$66,528
Stock-based compensation, non-cash	4,651	4,031
Acquisition, transaction and other non-operating (income) costs	(15,154)	797
Adjusted Operating EBITDA (non-GAAP measure)	$67,039	$71,356

Liquidity, Financing Activities During the Period, and Capital Resources

As of March 31, 2022, and December 31, 2021 the Company had total current liabilities of $179,184 thousand and $204,379 thousand, respectively, and cash and cash equivalents of $174,539 thousand and $230,420 thousand, respectively to meet its current obligations. The Company had working capital of $149,176 thousand as of March 31, 2022, a decrease of $(10,675) thousand as compared to December 31, 2021. This decrease in working capital was primarily driven by cash consideration exchanged as part of the Company's March 1, 2022 acquisition of ILDISP, LLC.

The Company is an early-stage growth company, generating cash from revenues deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, and investor and industry relations.

While our revenue, gross profit and operating income were not materially impacted by COVID-19 and we maintained the consistency of our operations during the first three months of 2022, the effects of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees or those of our supply chain partners. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net Cash provided by Operating Activities	$55,376	$39,656
Net Cash Used in Investing Activities	$(100,401)	$(7,241)
Net Cash provided by (used in) Financing Activities	$(10,856)	$159,726

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1—Overview and Basis of Presentation.

Critical Accounting Policies and Significant Judgements and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Form 10-K.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in our Annual Report on the Form 10-K. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Remediation Plan and Status for Material Weakness

In response to the identified material weakness, our management, with the oversight of the Audit Committee, have developed a plan to remediate the material weakness, including designing and implementing improved processes and internal controls with the intent of ensuring proper application of relevant accounting guidance. The Company took steps during the first quarter of 2022 to enhance the control environment and will continue to evaluate these controls over the remainder of the year.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have been no changes in the Company's internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can by faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Subordinate Voting Shares

On February 25, 2022, the Company issued 667,080 Subordinate Voting Shares as contingent consideration associated with the Company's July 2021 acquisition of Dharma Pharmaceuticals, LLC.

On March 1, 2022, the Company issued 204,036 Subordinate Voting Shares associated with acquisition of ILDISP, LLC.

On March 21, 2022, the Company converted 5,000 Multiple Voting Shares into 500,000 Subordinate Voting Shares.

Multiple Voting Shares

On March 21, 2022, the Company converted 5,000 Multiple Voting Shares into 500,000 Subordinate Voting Shares.

On March 21, 2022, the Company converted 5,000 Super Voting Shares into 5,000 Multiple Voting Shares.

Super Voting Shares

On March 21, 2022, the Company converted 5,000 Super Voting Shares into 5,000 Multiple Voting Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

10.1	Executive Annual Bonus Plan

10.2	Options Agreement

10.3	RSU Agreement

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with Inline XBRL File)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: May 5, 2022

GREEN THUMB INDUSTRIES INC.

/s/Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: May 5, 2022