Form 10-Q
period 2022-06-30
Green Thumb Industries Inc.
filed 2022-08-04
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 207,181,101 shares of the registrant’s Subordinate Voting Shares, 3,853,100 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 25,169,000 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

(Amounts Expressed in United States Dollars)

	June 30,	December 31,
	2022	2021
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$145,277	$230,420
Accounts Receivable	25,683	22,099
Inventories	123,245	95,471
Prepaid Expenses	11,535	11,175
Other Current Assets	5,786	5,065
Total Current Assets	311,526	364,230
Property and Equipment, Net	467,252	409,074
Right of Use Assets, Net	244,269	176,327
Investments	81,783	94,902
Investments in Associates	27,474	30,337
Intangible Assets, Net	659,595	675,491
Goodwill	641,718	632,849
Deposits and Other Assets	2,786	2,641
TOTAL ASSETS	$2,436,403	$2,385,851
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$19,875	$14,086
Accrued Liabilities	75,782	84,724
Acquisition Consideration Payable	—	31,732
Compensation Payable	7,856	12,022
Current Portion of Notes Payable	1,002	783
Current Portion of Lease Liabilities	10,011	9,221
Contingent Consideration Payable	10,947	50,284
Income Tax Payable	6,500	1,527
Total Current Liabilities	131,973	204,379
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	249,149	182,539
Notes Payable, Net of Current Portion and Debt Discount	252,429	239,151
Contingent Consideration Payable	29,847	33,581
Warrant Liability	3,105	24,877
Deferred Income Taxes	81,846	81,846
TOTAL LIABILITIES	748,349	766,373
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2022: Unlimited, 203,733,065, and 203,733,065, respectively, at December 31, 2021: Unlimited, 201,768,312, and 201,768,312, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2022: Unlimited, 38,531 and 38,531, respectively, at December 31, 2021: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2022: Unlimited, 280,031 and 280,031, respectively, at December 31, 2021: Unlimited, 285,031 and 285,031, respectively)	—	—
Share Capital	1,659,000	1,633,672
Contributed Surplus	9,165	21,245
Deferred Share Issuances	36,262	36,262
Accumulated Deficit	(16,687)	(70,063)
Equity of Green Thumb Industries Inc.	1,687,740	1,621,116
Noncontrolling interests	314	(1,638)
TOTAL SHAREHOLDERS' EQUITY	1,688,054	1,619,478
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,436,403	$2,385,851

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2022 and 2021

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues, net of discounts	$254,311	$221,872	$496,911	$416,302
Cost of Goods Sold, net	(128,513)	(98,961)	(248,173)	(182,526)
Gross Profit	125,798	122,911	248,738	233,776
Expenses:
Selling, General, and Administrative	63,535	72,056	131,923	131,387
Total Expenses	63,535	72,056	131,923	131,387
Income From Operations	62,263	50,855	116,815	102,389
Other Income (Expense):
Other Income (Expense), net	5,583	6,830	17,018	1,680
Interest Income, net	624	296	1,524	346
Interest Expense, net	(5,399)	(4,680)	(11,469)	(8,803)
Total Other Income (Expense)	808	2,446	7,073	(6,777)
Income Before Provision for Income Taxes And Non-Controlling Interest	63,071	53,301	123,888	95,612
Provision For Income Taxes	38,340	30,027	69,471	60,883
Net Income Before Non-Controlling Interest	24,731	23,274	54,417	34,729
Net Income Attributable to Non-Controlling Interest	294	1,223	1,041	2,309
Net Income Attributable To Green Thumb Industries Inc.	$24,437	$22,051	$53,376	$32,420
Net Income per share - basic	$0.11	$0.10	$0.23	$0.15
Net Income per share - diluted	$0.10	$0.10	$0.22	$0.15
Weighted average number of shares outstanding - basic	236,783,625	220,323,622	236,313,896	218,276,376
Weighted average number of shares outstanding - diluted	237,762,903	224,843,155	237,869,300	222,927,120

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2021	$1,236,988	$(2,788)	$752	$(135,130)	$2,948	$1,102,770
Issuance of shares under business combinations and investments	56,755	—	—	—	—	56,755
Issuance of deferred shares	—	—	7,814	—	—	7,814
Exercise of options, RSUs and warrants	15,316	(11,984)	—	—	—	3,332
Stock-based compensation	—	5,672	—	—	—	5,672
Warrants and shares issued in association with note payable	271	22,259	—	—	—	22,530
Shares issued for settlement of business obligation	7,135	—	—	—	—	7,135
Distributions to limited liability company unit holders	—	—	—	—	(125)	(125)
Net income	—	—	—	22,051	1,223	23,274
Balance, June 30, 2021	$1,316,465	$13,159	$8,566	$(113,079)	$4,046	$1,229,157
Balance, January 1, 2021	$1,048,640	$4,893	$2,587	$(145,499)	$3,537	$914,158
Issuance of shares under business combinations and investments	57,793	(38)	—	—	—	57,755
Shares issued as contingent consideration	12,673	—	—	—	—	12,673
Issuance of deferred shares	—	—	7,814	—	—	7,814
Distribution of deferred shares	1,826	—	(1,835)	—	—	(9)
Issuance of registered shares pursuant to Form S-1	155,803	(305)	—	—	—	155,498
Exercise of options, RSUs and warrants	32,324	(23,353)	—	—	—	8,971
Stock-based compensation	—	9,703	—	—	—	9,703
Warrants and shares issued in association with note payable	271	22,259	—	—	—	22,530
Shares issued for settlement of business obligation	7,135	—	—	—	—	7,135
Distributions to limited liability company unit holders	—	—	—	—	(1,800)	(1,800)
Net income	—	—	—	32,420	2,309	34,729
Balance, June 30, 2021	$1,316,465	$13,159	$8,566	$(113,079)	$4,046	$1,229,157

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2022	$1,653,703	$5,966	$36,262	$(41,124)	$154	$1,654,961
Exercise of options, RSUs and warrants	4,393	(3,730)	—	—	—	663
Stock-based compensation	—	6,833	—	—	—	6,833
Shares issued for settlement of business obligation	904	96	—	—	—	1,000
Distributions to limited liability company unit holders	—	—	—	—	(134)	(134)
Net income	—	—	—	24,437	294	24,731
Balance, June 30, 2022	$1,659,000	$9,165	$36,262	$(16,687)	$314	$1,688,054
Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Shares issued as contingent consideration	13,111	—	—	—	—	13,111
Exercise of options, RSUs and warrants	7,528	(5,925)	—	—	—	1,603
Shares issued for settlement of business obligation	904	96	—	—	—	1,000
Stock-based compensation	—	11,484	—	—	—	11,484
Distributions to limited liability company unit holders	—	—	—	—	(14,445)	(14,445)
Net income	—	—	—	53,376	1,041	54,417
Balance, June 30, 2022	$1,659,000	$9,165	$36,262	$(16,687)	$314	$1,688,054

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$53,376	$32,420
Net income attributable to non-controlling interest	1,041	2,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,188	30,066
Amortization of operating lease assets	20,022	16,028
Loss on extinguishment of debt	—	9,882
Loss on disposal of property and equipment	100	64
Loss (earnings) on equity method investment	1,941	(1,646)
Gain from lease modification	(3,330)	—
Bad debt expense	24	6
Deferred income taxes	—	1,042
Stock-based compensation	11,484	9,703
Decrease (increase) in fair value of investments	3,201	(18,754)
Interest on contingent consideration payable and acquisition liabilities	2,018	—
(Decrease) increase in fair value of contingent consideration	(31,978)	413
(Decrease) increase in fair value of warrants	(21,772)	8,011
Shares issued for settlement of business obligation	1,000	7,135
Amortization of debt discount	4,559	2,764
Changes in operating assets and liabilities:
Accounts receivable	(3,976)	(2,793)
Inventories	(27,361)	(10,373)
Prepaid expenses and other current assets	(996)	(6,303)
Deposits and other assets	(147)	(1,398)
Accounts payable	5,779	(6,074)
Accrued liabilities	(9,998)	3,995
Operating lease liabilities	(17,234)	(12,586)
Income tax payable	4,973	(15,614)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,914	48,297
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(71,131)	(44,157)
Proceeds from disposal of property and equipment	32	60
Investments in securities	(5,453)	(18,136)
Proceeds from sale of investments	1,243	18,417
Settlement of acquisition consideration payable	(31,732)	—
Purchase of businesses, net of cash acquired	(7,255)	233
NET CASH USED IN INVESTING ACTIVITIES	(114,296)	(43,583)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to third parties and limited liability company unit holders	(14,445)	(1,800)
Contributions from unconsolidated subsidiaries	550	350
Net proceeds from issuance of registered shares pursuant to Form S-1	—	155,498
Proceeds from exercise of options and warrants	1,603	8,971
Proceeds from issuance of notes payable	2,102	175,500
Principal repayment of notes payable	(571)	(64,602)
Prepayment penalty and other costs associated with refinancing	—	(3,200)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,761)	270,717
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(85,143)	275,431
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	230,420	83,758
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$145,277	$359,189

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,028	$6,825
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(3,761)	$13,808
Noncash increase in right of use asset	$(69,821)	$(10,781)
Noncash increase in lease liability	$69,821	$10,781
Warrant issuance associated with note payable	$—	$22,530
Shares issued for purchase of noncontrolling interest	$2,379	$—
Issuance of shares associated with contingent consideration	$13,111	$12,673
Deferred share issuances	$—	$7,814
Deferred share distributions	$—	$(1,835)
Issuance of shares under business combinations	$1,406	$57,755
Acquisitions
Inventory	$413	$1,810
Accounts receivable	(370)	503
Prepaid expenses	72	118
Property and equipment	738	3,713
Right of use assets	743	12,267
Intangible assets	14,143	25,342
Goodwill	8,869	40,143
Deposits and other assets	12	350
Liabilities assumed	(466)	(1,093)
Lease liabilities	(743)	(12,267)
Noncontrolling interests	17,735	—
Equity interests issued	(3,785)	(64,569)
Fair value of previously held equity interest	(14,500)	—
Deferred cash	(250)	—
Deferred income taxes	—	(6,550)
Settlement of noncontrolling interests	(15,356)	—
	$7,255	$(233)
ADDITIONAL SUPPLEMENTAL INFORMATION
Decrease (increase) in fair value of investments	$17,320	$(18,754)
Increase in fair value of equity method investments	(14,119)	—
TOTAL DECREASE (INCREASE) IN FAIR VALUE OF INVESTMENTS	$3,201	$(18,754)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles, and RYTHM, to third-party Retail stores across the United States as well as to Green Thumb owned Retail cannabis stores. The Company also owns and operates Retail cannabis stores that include a rapidly growing national chain named RISE, which sell our products and third-party products. As of June 30, 2022, Green Thumb has operations in fifteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,000 people and serves hundreds of thousands of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, (the "2021 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited interim condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 of the 2021 Form 10-K.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of June 30, 2022, the Company had 6,036,849 options, 1,024,659 restricted stock units and 3,835,278 warrants outstanding. As of June 30, 2021, the Company had 5,819,363 options, 391,736 restricted stock units and 3,644,085 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended June 30, 2022, the computation of diluted earnings per share included 842,440 options, 34,451 restricted stock units and 102,387 warrants. For the six months ended June 30, 2022, the computation of diluted earnings per share included 1,310,817 options, 34,618 restricted stock units and 209,969 warrants. For the three months ended June 30, 2021, the computation of diluted earnings per share included 3,191,752 options, 234,042 restricted stock units and 1,093,739 warrants. For the six months ended June 30, 2021, the computation of diluted earnings per share included 3,279,087 options, 224,774 restricted stock units and 1,146,883 warrants. For the three and six months ended June 30, 2022, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 1,643,117 and 1,400,582, respectively. For the three and six months ended June 30, 2021, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 511,187 and 504,536, respectively.

(e) Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of the standard did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

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

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the first six months of 2022, the uncertain nature of the spread of COVID-19 and the uncertainty of the impact of nationwide vaccine programs may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw Material	$4,472	$5,278
Packaging and Miscellaneous	10,945	8,622
Work in Process	50,370	42,403
Finished Goods	60,202	41,069
Reserve for Obsolete Inventory	(2,744)	(1,901)
Total Inventories	$123,245	$95,471

3. PROPERTY AND EQUIPMENT

At June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Buildings and Improvements	$129,597	$101,283
Equipment, Computers and Furniture	105,280	83,281
Leasehold Improvements	126,686	114,303
Land Improvements	792	607
Capitalized Interest	10,659	6,523
Total Property and Equipment	373,014	305,997
Less: Accumulated Depreciation	(61,297)	(45,198)
Property and Equipment, net	311,717	260,799
Land	23,743	20,258
Assets Under Construction	131,792	128,017
Property and Equipment, net	$467,252	$409,074

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three and six months ended June 30, 2022 totaled $9,101 thousand and $17,149 thousand, respectively, of which $5,918 thousand and $10,964 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and six months ended June 30, 2021 totaled $5,254 thousand and $10,020 thousand, respectively, of which $3,212 thousand and $6,092 thousand, respectively, is included in cost of goods sold.

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

(a)
Acquisition of ILDISP, LLC

On March 1, 2022, the Company acquired the remaining 50% ownership interests of ILDISP, LLC (“ILDISP”) from the Company's former membership interest partner for the purposes of expanding the Company's operational capacity in the Illinois market. Prior to March 1, 2022, one of the two Retail stores owned by ILDISP, RISE Effingham, was consolidated by Green Thumb as the Company was determined to be the primary beneficiary of the variable interest entity. The other retail dispensary was accounted for as an equity method investment given the Company's 50% ownership interest and its ability to significantly influence the Retail store's operations.

The total consideration exchanged included $18,623 thousand in cash, which included $250 thousand in deferred consideration, along with 204,036 Subordinate Voting Shares of Green Thumb valued at $3,785 thousand, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the Canadian Securities Exchange (“CSE”) on the date of the transaction.

The Company allocated the total consideration exchanged to each of the acquired Retail stores. Accordingly, the consideration allocated to RISE Effingham was approximately $11,857 thousand in cash along with 128,218 Subordinate Voting Shares of Green Thumb that had a fair value of $2,379 thousand. The remaining equity associated with the Company's purchase of the noncontrolling interest was closed to contributed surplus (deficit) of Green Thumb as of March 1, 2022.

The equity method investment associated with the other dispensary owned by ILDISP was remeasured at fair value of $14,500 thousand as of the date of the transaction, and resulted in a gain on the fair value of the equity method investment of $14,119 thousand, which was recorded in other income (expense) on the unaudited interim condensed consolidated statement of operations. In addition, the Company allocated consideration of $6,766 thousand in cash along with 75,818 Subordinate Voting Shares of Green Thumb, with a fair value of $1,406 thousand to the acquisition of the other Retail store. After completing the preliminary allocation of the aggregate consideration exchanged for the assets acquired and liabilities assumed, the Company recorded a license intangible asset of $14,143 thousand and non-tax deductible goodwill of $7,718 thousand. The weighted average amortization period for the license intangible is 15 years. Acquisition related expenses associated with the transaction were not material.

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

At June 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$670,043	$92,015	$578,028	$655,900	$69,812	$586,088
Trademarks	98,936	30,938	67,998	98,936	25,096	73,840
Customer Relationships	24,438	11,690	12,748	24,438	9,944	14,494
Non-Competition Agreements	2,565	1,744	821	2,565	1,496	1,069
Total Intangible Assets	$795,982	$136,387	$659,595	$781,839	$106,348	$675,491

The Company recorded amortization expense for the three and six months ended June 30, 2022 of $15,097 thousand and $30,039 thousand, respectively. The Company recorded amortization for the three and six months ended June 30, 2021 of $9,819 thousand and $20,046 thousand, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2022:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2022	$30,194
2023	60,388
2024	59,807
2025	59,709
2026	51,697
2027 and Thereafter	397,800
$659,595

As of June 30, 2022, the weighted average amortization period remaining for intangible assets was 12.33 years.

(b) Goodwill

At June 30, 2022 and December 31, 2021 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Package Goods	Total
	(in thousands)
As of December 31, 2021	$274,811	$358,038	$632,849
Acquisition of ILDISP, LLC	7,718	—	7,718
Adjustments to Preliminary Purchase Price Allocations	909	242	1,151
As of June 30, 2022	$283,438	$358,280	$641,718

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS

As of June 30, 2022 and December 31, 2021, the Company held various equity interests in cannabis companies as well as investments in convertible notes that had a combined fair value of $81,783 thousand and $94,902 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the six months ended June 30, 2022 and year ending December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Beginning	$94,902	$40,795
Additions	5,444	83,689
Disposals	(1,243)	(18,417)
Fair value adjustment	(17,320)	6,377
Transfers out	—	(17,542)
Ending	$81,783	$94,902

During the three and six months ended June 30, 2022, the Company recorded fair value gains (losses) of $(7,865) thousand and $(17,320) thousand, respectively, of which $(8,018) thousand and $(17,627) thousand was recorded within other income (expense), respectively, and $153 thousand and $307 thousand relates to various note receivable investments and was recorded to interest income, respectively, on the unaudited interim condensed consolidated statement of operations.

(a) Equity Investments

As of June 30, 2022 and December 31, 2021, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $6,131 thousand and $20,583 thousand, respectively. During the three and six months ended June 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $(6,396) thousand and $(14,293) thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. During the three and six months ended June 30, 2021, the Company recorded net gains (losses) on the change in fair value of such investments of $13,645 thousand and $13,912 thousand, respectively, within other income (expense) on the consolidated statement of operations. During the six months ended June 30, 2022 and 2021, the Company received proceeds from the sale of such investments of $160 thousand and $18,417 thousand, respectively. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $42,326 thousand and $33,066 thousand, respectively. During the three and six months ended June 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $22 thousand and $477 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. During the three and six months ended June 30, 2021, the Company recorded net gains (losses) on the change in fair value of such investments of $4,643 thousand and $4,767 thousand, respectively, within other income (expense) on the consolidated statement of operations. There were no sales of these investments during these periods. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 14 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

Unrealized gains and (losses) recognized on equity investments held during the three and six months ended June 30, 2022 were $(6,367) thousand and $(13,792) thousand, respectively. Unrealized gains and (losses) recognized on equity investments held during the three and six months ended June 30, 2021 were $18,352 thousand and $18,733 thousand, respectively.

(b) Convertible Notes Receivable

The Company has made multiple investments in various note receivable instruments, including note receivable instruments with conversion features.

As of June 30, 2022 and December 31, 2021, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $21,796 thousand and $23,534 thousand, respectively. During the three and six months ended June 30, 2022 , the Company recorded net gains (losses) on the change in fair value of such investments of $(378) thousand and $(654) thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. There were no gains or (losses) recognized on these investments during the three and six months ended June 30, 2021. The note receivable instruments have a stated interest rate of 13% and a maturity date of April 29, 2025. These notes did not contain conversion features and are currently classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company held note receivable instruments which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $11,530 thousand and $17,719 thousand, respectively, with stated interest ranging between 0.91% - 10% and terms between 15 months to five years. During the three and six months ended June 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $(1,266) thousand and $(3,157) thousand, respectively, within other income (expense) and accrued interest of $153 thousand and $307 thousand, respectively, within interest income on the unaudited interim condensed consolidated statement of operations. During the three and six months ended June 30, 2021, there were no gains or (losses) recognized on these investments within other income (expense), however the company recorded accrued interest of $38 thousand and $75 thousand, respectively, within interest income on the unaudited interim condensed consolidated statement of operations. These notes are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 14 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. LEASES

(a) Operating Leases

The Company has operating leases for its Retail stores and processing and cultivation facilities located throughout the U.S, as well as for corporate office space located in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three and six months ended June 30, 2022, the Company recorded operating lease expense of $10,201 thousand and $20,022 thousand, respectively compared to operating lease expense of $8,276 thousand and $16,028 thousand for the three and six months ended June 30, 2021, respectively.

Other information related to operating leases as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	12.30	11.82
Weighted average discount rate	12.47%	13.60%

Maturities of lease liabilities for operating leases as of June 30, 2022 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
	(in thousands)
Remainder of 2022	$20,307	$564	$20,871
2023	40,976	1,144	42,120
2024	40,472	1,027	41,499
2025	38,138	948	39,086
2026	36,406	970	37,376
2027 and Thereafter	375,416	7,066	382,482
Total Lease Payments	551,715	11,719	563,434
Less: Interest	(298,970)	(5,304)	(304,274)
Present Value of Lease Liability	$252,745	$6,415	$259,160

(b) Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for certain facilities in Florida, Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is indirectly owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three and six months ended June 30, 2022, the Company recorded lease expense of $296 thousand and $589 thousand, respectively, compared to lease expense of $301 thousand and $595 thousand for the three and six months ended June 30, 2021, respectively, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. LEASES (Continued)

(c) Lease Modification

Danville Cultivation and Processing Facility

On June 29, 2022 the Company entered into the third amendment ("the Amendment") to its existing lease agreement with Innovative Industrial Properties, Inc. ("IIP") associated with its Danville, Pennsylvania cultivation and processing facility. The Amendment provided an additional tenant improvement allowance of $55,000 thousand to be used on enhancements to the facility. In addition to the tenant improvement allowance of $19,300 thousand received in prior years, the total tenant improvement allowance provided by IIP will be $74,300 thousand, and brings IIP's total investment in the property to $94,600 thousand. The Amendment to the lease was treated as a modification and resulted in a gain of $3,061 thousand as well as an increase in the right of use asset and related lease liability of $81,720 thousand.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE

At June 30, 2022 and December 31, 2021, notes payable consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Charitable Contributions [1]	$859	$1,238
Private placement debt dated April 30, 2021[2]	233,243	228,690
Mortgage notes[3]	19,329	10,006
Total notes payable	253,431	239,934
Less: current portion of notes payable	(1,002)	(783)
Notes payable, net of current portion	$252,429	$239,151

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50 thousand through October 2024 and annual charitable contributions of $250 thousand through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt (the "Notes") was issued in an original amount of $249,934 thousand with an interest rate of 7.00%, maturing on April 30, 2024. The debt was issued at a discount, the carrying value of which was $16,691 thousand and $21,244 thousand as of June 30, 2022 and December 31, 2021, respectively.

3 Mortgage notes in the original amount of $19,947 thousand and $10,437 thousand as of June 30, 2022 and December 31, 2021, respectively, were issued by the Company in connection with various operating properties. These mortgage notes were issued at a discount, the carrying value of which, as of June 30, 2022 and December 31, 2021, was $156 thousand and $162 thousand, respectively, and are presented net of principal payments of $462 thousand and $269 thousand, respectively. The mortgage notes mature between August 20, 2025 and June 5, 2035.

(a) Extension of Maturity Date on April 30, 2021 Notes

On July 14, 2022, the Company exercised its right to extend the maturity date of the Notes by one year from April 30, 2024 to April 30, 2025. The extension to the maturity date did not involve any amendment to the Notes or any additional consideration to the existing lenders.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. WARRANTS

As part of the financing of the Company’s Notes, as well as other financing arrangements, the Company issued warrants to related parties, as well as unrelated third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of June 30, 2022 and December 31, 2021:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2021	2,097,931	C$	18.26	2.42	1,737,347	$31.83	4.38
Balance as of June 30, 2022	2,097,931	C$	18.26	1.92	1,737,347	$31.83	3.88

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at June 30, 2022 and December 31, 2021:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	June 30, 2022	December 31, 2021	Change
			(in thousands)
Bridge Financing Warrants Issued April 2019	C$22.90	100,723	$1	$676	$(675)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	2,049	18,527	(16,478)
Modification Warrants Issued November 2019	C$12.04	316,947	858	4,603	(3,745)
Additional Modification Warrants Issued May 2020	C$14.03	73,728	197	1,071	(874)
Totals		2,097,931	$3,105	$24,877	$(21,772)

During the three and six months ended June 30, 2022 and 2021, the Company recorded a gain of $13,843 thousand and $21,772 thousand, and a loss of $2,160 thousand and $8,011 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 14 - Fair Value Measurements for additional details):

	June 30,	December 31,
Significant Assumptions	2022	2021
Volatility	62.23% - 68.30%	59.95% - 74.04%
Remaining Term	0.28 - 2.89 years	0.78 - 3.39 years
Risk Free Rate	3.09% - 3.14%	0.91% - 1.06%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The following table summarizes the fair value of the equity classified warrants at June 30, 2022 and December 31, 2021:

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

(a) Authorized

The Company has the following classes of share capital, with each class having no par value:

(i) Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the six months ended June 30, 2022, the shareholders of the Company converted 5,000 Multiple Voting Shares into 500,000 Subordinate Voting Shares.

(ii) Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At June 30, 2022, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the six months ended June 30, 2022, the shareholders of the Company converted 5,000 Super Voting Shares into 5,000 Multiple Voting Shares and 5,000 Multiple Voting Shares into 500,000 Subordinate Voting Shares.

(iii) Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At June 30, 2022, the Company had 280,031 issued and outstanding Super Voting Shares which convert into 28,003,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the six months ended June 30, 2022, the shareholders of the Company converted 5,000 Super Voting Shares into 5,000 Multiple Voting Shares.

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2022	201,768,312	38,531	285,031
Issuance of shares under business combinations and investments	204,036	—	—
Distribution of contingent consideration	667,080	—	—
Issuance of shares upon exercise of options and warrants	177,044	—	—
Issuances of shares upon vesting of RSUs	336,005	—	—
Shares issued for settlement of business obligation	80,588	—	—
Exchange of shares	500,000	—	(5,000)
As at June 30, 2022	203,733,065	38,531	280,031

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(i) Issuance of Shares Under Business Combinations and Investments

ILDISP, LLC

On March 1, 2022, the Company issued 204,036 Subordinate Voting Shares with a value of approximately $3,785 thousand, based on a 20 consecutive day volume weighted average price (“VWAP”), in connection with the Company's acquisition of the remaining ownership interests in Illinois-based Retail stores. The shares issued resulted in an increase in the Company's share capital and a corresponding increase in the net assets acquired. See Note 4 - Acquisitions for additional details.

(ii) Distribution of Contingent Consideration

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration of up to $65,000 thousand in Subordinate Voting Shares of Green Thumb, dependent upon the successful opening of up to 5 Retail stores in the Virginia area within the first three years following the signing of the agreement and the legal sale of adult use cannabis in a Retail dispensary by January 1, 2025. On February 25, 2022, the Company issued 667,080 Subordinate Voting Shares to the former owners of Dharma in connection with the successful opening of two Retail stores in Virginia. The shares had a fair value of $13,111 thousand at the date of issuance.

As of June 30, 2022 and December 31, 2021, the estimated fair value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $40,074 thousand and $48,665 thousand, respectively. As of June 30, 2022 and December 31, 2021, $10,947 thousand and $20,884 thousand, respectively, was included as a current liability on the Company's unaudited interim condensed consolidated balance sheets.

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

Option and RSU awards generally vest over three years, and options typically have a life of five to ten years. Option and RSU grants are determined by the Compensation Committee of the Company’s Board of Directors with the option price set at no less than 100% of the fair market value of a share on the date of grant.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price C$	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)
Balance as of December 31, 2021	5,383,275	18.07	3.59	$48,803
Granted	959,702	23.28	6.45
Exercised	(177,044)	11.72		1,316
Forfeited	(129,084)	22.70
Balance as of June 30, 2022	6,036,849	18.99	3.58	$1,083
Vested	4,515,359	14.44
Exercisable of June 30, 2022	3,065,200	15.17	2.85	$704

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2022 and December 31, 2021, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2022 and December 31, 2021. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Weighted average grant date fair value (per share) of stock option units granted (C$)	9.21	14.80
Intrinsic value of stock option units exercised, using market price at vest date (US$) (in thousands)	$1,316	$10,969

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the six months ended June 30, 2022 and the year ended December 31, 2021, using the following ranges of assumptions:

	June 30,	December 31,
	2022	2021
Risk-free interest rate	1.18% - 2.87%	0.33% - 1.39%
Expected dividend yield	0%	0%
Expected volatility	60 - 64%	73%
Expected option life	3 – 4.5 years	3 – 3.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of unvested RSU awards as of June 30, 2022 and December 31, 2021 and the changes during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value (C$)
Unvested Shares at December 31, 2021	376,127	20.39
Granted	1,021,221	23.21
Forfeited	(36,684)	23.71
Vested	(336,005)	19.77
Unvested Shares at June 30, 2022	1,024,659	23.35

The following table summarizes the weighted average grant date fair value of RSUs granted and total fair value of RSUs vested for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Weighted average grant date fair value (per share) of RSUs granted (C$)	23.21	38.37
Intrinsic value of RSUs vested, using market price at vest date (US$) (in thousands)	$5,697	$9,255

The stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options expense	$3,775	$3,709	$6,982	$6,338
Restricted Stock Units	3,058	1,963	4,502	3,365
Total Stock Based Compensation Expense	$6,833	$5,672	$11,484	$9,703

As of June 30, 2022, $37,405 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.32 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Income before Income Taxes	$63,071	$53,301	$123,888	$95,612
Income Tax Expense	38,340	30,027	69,471	60,883
Effective Tax Rate	60.8%	56.3%	56.1%	63.7%

The effective tax rates for the three and six months ended June 30, 2022 and 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the six months ended June 30, 2022 and 2021 were $64,803 thousand and $75,455 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12. OTHER INCOME (EXPENSE)

For the three and six months ended June 30, 2022 and 2021 other income (expense) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$(8,018)	$18,288	$(17,627)	$18,679
Fair value adjustments on equity method investments	—	—	14,119	—
Loss on extinguishment of debt	—	(9,882)	—	(9,882)
Fair value adjustments on warrants issued	13,843	(2,160)	21,772	(8,011)
Earnings (loss) from equity method investments	(738)	1,023	(1,941)	1,646
Other	496	(439)	695	(752)
Total Other Income (Expense)	$5,583	$6,830	$17,018	$1,680

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2022 and December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of June 30, 2022, the Company held approximately $67,361 thousand of open construction commitments to contractors on work being performed.

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

For the Company's long-term notes payable (which consist of charitable contributions, private placement debt and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at June 30, 2022 and December 31, 2021 was $253,431 thousand and $239,934 thousand, which includes $1,002 thousand and $783 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$145,277	$—	$—	$145,277
Investments	27,927	—	53,856	81,783
Contingent Consideration Payable	—	—	(40,794)	(40,794)
Warrant Liability	—	—	(3,105)	(3,105)
	$173,204	$—	$9,957	$183,161

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

(b) Remeasurement of Contingent Consideration Arrangements

During the three and six months ended June 30, 2022, the Company remeasured its contingent consideration arrangements associated with its 2021 acquisitions of Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC (collectively “Summit”) and GreenStar Herbals Inc. (“GreenStar”) using Monte Carlo simulation models. During the three and six months ended June 30, 2022, the remeasurement resulted in a net gain of $15,501 thousand and $34,480 thousand, respectively. The change in the fair value of the contingent consideration was driven by a change in Management's estimates and projections of the acquired entities' ability to achieve the performance targets as agreed to in the 2021 acquisition agreements along with the change in fair value of the shares to be issued.

The amount was recorded, net, within selling, general, and administrative expenses on the unaudited interim condensed consolidated statement of operations. Significant assumptions used in the Company's June 30, 2022 remeasurement include Green Thumb's stock price as of June 30, 2022 and projected EBITDA and revenue targets as of such period then ended.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the unaudited interim condensed consolidated balance sheet as of June 30, 2022 and the consolidated balance sheet as of December 31, 2021. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”):

	ILDISP, LLC	Other Non-material VIEs	ILDISP, LLC	Other Non-material VIEs
	June 30, 2022		December 31, 2021
	(in thousands)		(in thousands)
Current assets	$—	$884	$4,118	$1,033
Non-current assets	—	1,687	3,290	1,761
Current liabilities	—	350	10,719	854
Non-current liabilities	—	646	413	696
Noncontrolling interests	—	314	(1,862)	224
Equity attributable to Green Thumb Industries Inc.	—	1,261	(1,862)	1,020

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. VARIABLE INTEREST ENTITIES (Continued)

The following tables present the summarized financial information about the Company’s VIEs which are included in the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022		June 30, 2021
	ILDISP, LLC	Other Non-material VIEs	ILDISP, LLC	Other Non-material VIEs
	(in thousands)		(in thousands)
Revenues	$—	$2,233	$6,217	$3,823
Net income attributable to noncontrolling interests	—	294	858	365
Net income attributable to Green Thumb Industries Inc.	—	251	858	473
Net income	$—	$545	$1,716	$838

	Six Months Ended
	June 30, 2022		June 30, 2021
	ILDISP, LLC	Other Non-material VIEs	ILDISP, LLC	Other Non-material VIEs
	(in thousands)		(in thousands)
Revenues	$3,543	$4,499	$11,944	$7,134
Net income attributable to noncontrolling interests	462	579	1,641	668
Net income attributable to Green Thumb Industries Inc.	462	492	1,641	889
Net income	$924	$1,071	$3,282	$1,557

As of June 30, 2022 and December 31, 2021, the VIE included in the Other Non-material VIEs is Bluepoint Wellness of Westport, LLC. As of June 30, 2021, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport, LLC and Meshow, LLC.

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

The below table presents revenues by type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues, Net of Discounts
Consumer Packaged Goods	$120,604	$117,864	$241,016	$221,941
Retail	192,734	150,116	365,320	280,225
Intersegment Eliminations	(59,027)	(46,108)	(109,425)	(85,864)
Total Revenues, net of discounts	$254,311	$221,872	$496,911	$416,302
Depreciation and Amortization
Consumer Packaged Goods	$14,071	$8,413	$27,228	$16,414
Retail	10,127	6,660	19,960	13,652
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$24,198	$15,073	$47,188	$30,066
Income Taxes
Consumer Packaged Goods	$16,659	$13,207	$29,600	$30,494
Retail	21,681	16,820	39,871	30,389
Intersegment Eliminations	—	—	—	—
Total Income Taxes	$38,340	$30,027	$69,471	$60,883

Goodwill assigned to the Consumer Packaged Goods segment as of June 30, 2022 and December 31, 2021 was $358,280 thousand and $358,038 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of June 30, 2022 and December 31, 2021 was $303,923 thousand and $317,454 thousand, respectively.

Goodwill assigned to the Retail segment as of June 30, 2022 and December 31, 2021 was $283,438 thousand and $274,811 thousand, respectively. Intangible assets, net assigned to the Retail segment as of June 30, 2022 and December 31, 2021 was $355,672 thousand and $358,037 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and six months ended June 30, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2022 and the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 1, 2022 (the “2021 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

COVID-19 Considerations

In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants “COVID-19”) as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration, and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations in the face of this pandemic and other events.

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

During the first six months of 2022, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the effects of COVID-19 may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of June 30, 2022, Green Thumb has operations in 15 U.S. markets, employs approximately 4,000 people and serves hundreds of thousands of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products primarily to third-party licensed Retail cannabis stores across the United States as well as to Green Thumb-owned Retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 17 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in Retail locations throughout the U.S. including at Green Thumb's own RISE and other Retail stores.

Green Thumb owns and operates a national cannabis retail chain called RISE which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns Retail stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s Retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE stores are currently located in ten of the states in which we operate. As of June 30, 2022, the Company had 77 open and operating Retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and are subject to the Company’s capital allocation plans and the evolving situation with respect to the COVID-19.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 and (ii) unaudited interim condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Report.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
	2022	2021	2022	2021	$	%	$	%
	(in thousands, except share and per share amounts)
Revenues, net of discounts	$254,311	$221,872	$496,911	$416,302	$32,439	15%	$80,609	19%
Cost of Goods Sold, net	(128,513)	(98,961)	(248,173)	(182,526)	(29,552)	(30)%	(65,647)	36%
Gross Profit	125,798	122,911	248,738	233,776	2,887	2%	14,962	6%
Total Expenses	63,535	72,056	131,923	131,387	(8,521)	(12)%	536	0%
Income From Operations	62,263	50,855	116,815	102,389	11,408	22%	14,426	14%
Total Other Income (Expense)	808	2,446	7,073	(6,777)	(1,638)	(67)%	13,850	(204)%
Income Before Provision for Income Taxes And Non-Controlling Interest	63,071	53,301	123,888	95,612	9,770	18%	28,276	30%
Provision for Income Taxes	38,340	30,027	69,471	60,883	8,313	28%	8,588	14%
Net Income Before Non-Controlling Interest	24,731	23,274	54,417	34,729	1,457	6%	19,688	57%
Net Income Attributable to Non-Controlling Interest	294	1,223	1,041	2,309	(929)	(76)%	(1,268)	(55)%
Net Income Attributable To Green Thumb Industries Inc.	$24,437	$22,051	$53,376	$32,420	$2,386	11%	$20,956	65%
Net Income per share - basic	$0.11	$0.10	$0.23	$0.15	$0.01	10%	$0.08	53%
Net Income per share - diluted	$0.10	$0.10	$0.22	$0.15	$—	0%	$0.07	47%
Weighted average number of shares outstanding – basic	236,783,625	220,323,622	236,313,896	218,276,376
Weighted average number of shares outstanding –diluted	237,762,903	224,843,155	237,869,300	222,927,120

	June 30, 2022	December 31, 2021
	(in thousands)
Total Assets	$2,436,403	$2,385,851
Long-Term Liabilities	$616,376	$561,994

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues, net of Discounts

Revenue for the three months ended June 30, 2022 was $254,311 thousand, up 15% from $221,872 thousand for the three months ended June 30, 2021, driven by Retail sales. Key performance drivers for the Retail business for the quarter were: legalization of adult use sales in New Jersey, which began on April 21, 2022 as well as new store openings including acquired Retail stores, particularly in Illinois, Maryland, Massachusetts, Minnesota, Rhode Island and Virginia and increased store traffic to Green Thumb’s open and operating Retail stores, particularly in Illinois. The Company generated revenue from 77 Retail locations during the quarter compared to 58 in the same quarter of the prior year. During the three months ended June 30, 2022, the Company opened one new store in Minnesota. Since June 30, 2021, the Company acquired one Retail store in Illinois, one in Maryland, two in Massachusetts, one in Rhode Island, one in Virginia, five in Minnesota and opened eight new Retail stores in Massachusetts, Nevada, Pennsylvania, New Jersey, Virginia and Minnesota that contributed to the increase in Retail revenues.

The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult use sales, which began on April 21, 2022 and continued growth in Illinois. In addition, the Company also acquired cultivation and processing facilities in Minnesota, Virginia and Rhode Island since June 30, 2021.

Cost of Goods Sold, net

Cost of goods sold are derived from Retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended June 30, 2022 was $128,513 thousand, up 30% from $98,961 thousand for the three months ended June 30, 2021, driven by increased volume from open and operating Retail stores, new and acquired Retail store openings in Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, Pennsylvania, Rhode Island and Virginia, and expansion of the consumer products sales primarily in Illinois and New Jersey as described above.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $125,798 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 49%. This is compared to gross profit for the three months ended June 30, 2021 of $122,911 thousand, or a 55% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended June 30, 2022 were $63,535 thousand, or 25% of revenues, net of discounts, resulting in a decrease of $(8,521) thousand over the same period in the prior year. Total expenses for the three months ended June 30, 2021 were $72,056 thousand or 32% of revenues, net of discounts. The reduction in total expenses was primarily attributable to the remeasurement of the Company's contingent consideration arrangements associated with two acquisitions that occurred in 2021, due to the reduction in the Company's stock price as well as operational metrics of the acquired entities as of June 30, 2022.

Total Other Income (Expense)

Total other income (expense) for three months ended June 30, 2022 was $808 thousand, a change of $(1,638) thousand, due to unfavorable fair value adjustments associated with the Company's equity investments as well as increased interest expense associated with the April 30, 2021 private placement financing offset by the change in the fair value of the warrant liability during the three months ended June 30, 2022.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended June 30, 2022 was $63,071 thousand, an increase of $9,770 thousand compared to the three months ended June 30, 2021.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $6,833 thousand and $5,672 thousand in the three months ended June 30, 2022 and 2021, respectively, and other nonoperating (income) expenses, of $(14,557) thousand and $7,684 thousand in the three months ended June 30, 2022 and 2021, respectively, adjusted operating earnings before interest, depreciation, and amortization (“EBITDA”) was $78,737 thousand and $79,284 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2022, federal and state income tax expense totaled $38,340 thousand compared to expense of $30,027 thousand for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues, net of Discounts

Revenue for the six months ended June 30, 2022 was $496,911 thousand, up 19% from $416,302 for the six months ended June 30, 2021 driven by Retail sales largely due to legalization of adult use sales in New Jersey, which began on April 21, 2022, continued growth in Illinois, and new and acquired store openings, particularly in Maryland, Massachusetts, Minnesota, Rhode Island and Virginia. The Company generated revenue from 77 Retail locations during the period compared to 58 in the same period of the prior year. During the six months ended June 30, 2022, the Company opened three new Retail stores. Since June 30, 2021, the Company acquired one Retail store in Illinois, one in Maryland, two in Massachusetts, five in Minnesota, one in Rhode Island, one in Virginia, and opened eight new Retail stores in Massachusetts, Minnesota, Nevada, New Jersey, Pennsylvania and Virginia.

The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult use sales which began on April 21, 2022 and continued growth in Illinois. In addition, the Company also acquired cultivation and processing facilities in Minnesota, Virginia and Rhode Island since June 30, 2021.

Cost of Goods Sold, net

Cost of goods sold are derived from Retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the six months ended June 30, 2022 was $248,173 thousand, up 36% from $182,526 thousand for the six months ended June 30, 2021, driven by increased volume from open and operating Retail stores, new and acquired Retail store openings in Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, Pennsylvania, Rhode Island and Virginia, and expansion of the consumer products sales primarily in Illinois and New Jersey as described above.

Gross Profit

Gross profit for the six months ended June 30, 2022 was $248,738 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the six months ended June 30, 2021 of $233,776 thousand or a 56% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the six months ended June 30, 2022 were $131,923 thousand or 27% of revenues, net of discounts, resulting in an increase of $536 thousand over the same period in the prior year. Total expenses for the six months ended June 30, 2021 were $131,387 thousand or 32% of revenues, net of discounts. The reduction in total expenses was primarily attributable to the remeasurement of the Company's contingent consideration arrangements associated with two acquisitions that occurred in 2021, due to the reduction in the Company's stock price as well as operational metrics of the acquired entities as of June 30, 2022.

Total Other Income (Expense)

Total other income (expense) for six months ended June 30, 2022 was $7,073 thousand a change of $13,850 thousand, mainly due to favorable fair value adjustments associated with the Company's acquisition of ILDISP as well as the change in the fair value of the warrant liability offset by unfavorable fair value adjustments on the Company's equity investments during the six months ended June 30, 2022.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for six months ended June 30, 2022 was $123,888 thousand, an increase of $28,276 thousand compared to the six months ended June 30, 2021.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $11,484 thousand and $9,703 thousand, and other nonoperating (income) expenses, of $(29,711) thousand and $8,480 thousand in the six months ended June 30, 2022 and 2021, respectively, Adjusted Operating EBITDA was $145,776 thousand and $150,638 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2022, federal and state income tax expense totaled $69,471 thousand compared to expense of $60,883 thousand for the six months ended June 30, 2021.

Results of Operations by Segment

The following table summarizes revenues net of sales discounts by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consumer Packaged Goods	$120,604	$117,864	$2,740	2%
Retail	192,734	150,116	42,618	28%
Intersegment Eliminations	(59,027)	(46,108)	(12,919)	28%
Total Revenues, Net of Discounts	$254,311	$221,872	$32,439	15%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consumer Packaged Goods	$241,016	$221,941	$19,075	9%
Retail	365,320	280,225	85,095	30%
Intersegment Eliminations	(109,425)	(85,864)	(23,561)	27%
Total Revenues, Net of Discounts	$496,911	$416,302	$80,609	19%

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Revenues, net of discounts, for the Retail segment were $192,734 thousand, an increase of $42,618 thousand or 28%, compared to the three months ended June 30, 2021. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult use in New Jersey, which began on April 21, 2022 as well as new store openings including acquired Retail stores, particularly in Illinois, Maryland, Massachusetts, Minnesota, Rhode Island and Virginia and increased store traffic to Green Thumb’s open and operating Retail stores, particularly in Illinois.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $120,604 thousand, an increase of $2,740 thousand or 2%, compared to the three months ended June 30, 2021. The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult use sales, which began on April 21, 2022 and continued growth in Illinois. In addition, the Company also acquired cultivation and processing facilities in Minnesota, Virginia and Rhode Island since June 30, 2021.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $(59,027) thousand, an increase of $(12,919) thousand or 28% compared to the three months ended June 30, 2021. The increase in intersegment eliminations was driven by increased intercompany sales primarily to Company-owned Retail stores in Illinois and New Jersey as well as to newly acquired Retail stores as discussed above. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 24% of total revenues during the three months ended June 30, 2022 as compared to 32% during the three months ended June 30, 2021.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Revenues, net of discounts for the Retail segment were $365,320, an increase of $85,095 or 30%, compared to the six months ended June 30, 2021. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult use sales in New Jersey, which began on April 21, 2022, continued growth in Illinois, and new and acquired store openings, particularly in Maryland, Massachusetts, Minnesota, Rhode Island and Virginia and increased store traffic to Green Thumb’s open and operating Retail stores, particularly in Illinois.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $241,016 thousand, an increase of $19,075 thousand or 9%, compared to the six months ended June 30, 2021. The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult use sales, which began on April 21, 2022 and continued growth in Illinois. In addition, the Company also acquired cultivation and processing facilities in Minnesota, Virginia and Rhode Island since June 30, 2021.

Intersegment eliminations associated with the Consumer Packaged vGoods Segment were $(109,425) thousand, an increase of $(23,561) thousand or 27% compared to the three months ended June 30, 2021.The increase in intersegment eliminations was driven by increased intercompany sales primarily to Company-owned Retail stores in Illinois and New Jersey as well as to newly acquired Retail stores as discussed above. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 26% of total revenues during the six months ended June 30, 2022 as compared to 33% during the six months ended June 30, 2021.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of Consumer Packaged Goods brands including &Shine, Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles, and RYTHM, primarily to third-party customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its Retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the three and six months ended June 30, 2022, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the six months ended June 30, 2022, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

General and administrative expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs. The Company expects to continue to invest in this area to support expansion plans and the business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net Income Before Non-Controlling Interest	$24,731	$23,274	$54,417	$34,729
Interest Income, net	(624)	(296)	(1,524)	(346)
Interest Expense, net	5,399	4,680	11,469	8,803
Provision For Income Taxes	38,340	30,027	69,471	60,883
Other Income (Expense), net	(5,583)	(6,830)	(17,018)	(1,680)
Depreciation and amortization	24,198	15,073	47,188	30,066
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$86,461	$65,928	$164,003	$132,455
Stock-based compensation, non-cash	6,833	5,672	11,484	9,703
Acquisition, transaction and other non-operating (income) costs	(14,557)	7,684	(29,711)	8,480
Adjusted Operating EBITDA (non-GAAP measure)	$78,737	$79,284	$145,776	$150,638

Liquidity, Financing Activities During the Period, and Capital Resources

As of June 30, 2022, and December 31, 2021 the Company had total current liabilities of $131,973 thousand and $204,379 thousand, respectively, and cash and cash equivalents of $145,277 thousand and $230,420 thousand, respectively, to meet its current obligations. The Company had working capital of $179,553 thousand as of June 30, 2022, an increase of $19,702 thousand as compared to December 31, 2021. This increase in working capital was primarily driven by an additional $55,000 thousand tenant improvement allowance provided as part of the third amendment to the lease of one of the Company's cultivation and processing facilities in Danville, Pennsylvania with Innovative Industrial Properties, Inc. ("IIP").

The Company is an early-stage growth company, generating cash from revenues deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, investor and industry relations.

While the Company's revenue, gross profit and operating income were not materially impacted by COVID-19 and the Company maintained the consistency of its operations during the first six months of 2022, the effects of COVID-19 may impact the Company's business operations for reasons including the potential quarantine of employees or those of supply chain partners. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2022 and 2021, were as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net Cash provided by Operating Activities	$39,914	$48,297
Net Cash Used in Investing Activities	$(114,296)	$(43,583)
Net Cash provided by (used in) Financing Activities	$(10,761)	$270,717

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in the 2021 Form 10-K. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

Remediation Plan and Status for Material Weakness

In response to the identified material weakness in the 2021 Form 10-K, the Company's management, with the oversight of the Audit Committee, have developed a plan to remediate the material weakness, including designing and implementing improved processes and internal controls with the intent of ensuring proper application of relevant accounting guidance. The Company took steps during the first two quarters of 2022 to enhance the control environment and will continue to evaluate these controls over the remainder of the year.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have been no changes in the Company's internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Subordinate Voting Shares

On June 9, 2022, the Company issued 80,588 Subordinate Voting Shares as part of a business arrangement.

Multiple Voting Shares

There were no transactions involving the issuance of Multiple Voting Shares during the three months ended June 30, 2022.

Super Voting Shares

There were no transactions involving the issuance of Super Voting Shares during the three months ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

10.1	Form of July 2022 Option Agreement

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with Inline XBRL File)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: August 4, 2022

GREEN THUMB INDUSTRIES INC.

/s/Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: August 4, 2022