Form 10-Q
period 2022-09-30
Green Thumb Industries Inc.
filed 2022-11-03
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 207,338,160 shares of the registrant’s Subordinate Voting Shares, 3,853,100 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 25,169,000 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

Use of Names

In this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “Green Thumb” refer to Green Thumb Industries Inc. together with its wholly-owned subsidiaries.

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(Amounts Expressed in United States Dollars)

	September 30,	December 31,
	2022	2021
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$147,258	$230,420
Accounts Receivable	30,638	22,099
Inventories	121,922	95,471
Prepaid Expenses	14,003	11,175
Other Current Assets	4,739	5,065
Total Current Assets	318,560	364,230
Property and Equipment, Net	498,348	409,074
Right of Use Assets, Net	243,371	176,327
Investments	79,981	94,902
Investments in Associates	27,384	30,337
Intangible Assets, Net	640,988	675,491
Goodwill	644,585	632,849
Deposits and Other Assets	2,663	2,641
TOTAL ASSETS	$2,455,880	$2,385,851
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$14,083	$14,086
Accrued Liabilities	71,516	84,724
Acquisition Consideration Payable	—	31,732
Compensation Payable	11,393	12,022
Current Portion of Notes Payable	1,027	783
Current Portion of Lease Liabilities	10,334	9,221
Contingent Consideration Payable	12,121	50,284
Income Tax Payable	8,965	1,527
Total Current Liabilities	129,439	204,379
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	249,446	182,539
Notes Payable, Net of Current Portion and Debt Discount	254,504	239,151
Contingent Consideration Payable	29,829	33,581
Warrant Liability	5,001	24,877
Deferred Income Taxes	80,854	81,846
TOTAL LIABILITIES	749,073	766,373
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2022: Unlimited, 206,753,924, and 206,753,924, respectively, at December 31, 2021: Unlimited, 201,768,312, and 201,768,312, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2022: Unlimited, 38,531 and 38,531, respectively, at December 31, 2021: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2022: Unlimited, 251,690 and 251,690, respectively, at December 31, 2021: Unlimited, 285,031 and 285,031, respectively)	—	—
Share Capital	1,660,799	1,633,672
Contributed Surplus	16,325	21,245
Deferred Share Issuances	36,262	36,262
Accumulated Deficit	(6,858)	(70,063)
Equity of Green Thumb Industries Inc.	1,706,528	1,621,116
Noncontrolling interests	279	(1,638)
TOTAL SHAREHOLDERS' EQUITY	1,706,807	1,619,478
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,455,880	$2,385,851

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$261,194	$233,677	$758,105	$649,979
Cost of Goods Sold, Net	(129,954)	(104,159)	(378,127)	(286,685)
Gross Profit	131,240	129,518	379,978	363,294
Expenses:
Selling, General, and Administrative	82,479	71,449	214,402	202,836
Total Expenses	82,479	71,449	214,402	202,836
Income From Operations	48,761	58,069	165,576	160,458
Other Income (Expense):
Other Income (Expense), Net	(2,085)	8,125	14,933	9,805
Interest Income, Net	1,085	328	2,609	674
Interest Expense, Net	(4,644)	(7,616)	(16,113)	(16,419)
Total Other Income (Expense)	(5,644)	837	1,429	(5,940)
Income Before Provision for Income Taxes And Non-Controlling Interest	43,117	58,906	167,005	154,518
Provision For Income Taxes	32,969	37,320	102,440	98,203
Net Income Before Non-Controlling Interest	10,148	21,586	64,565	56,315
Net Income Attributable to Non-Controlling Interest	319	1,376	1,360	3,685
Net Income Attributable To Green Thumb Industries Inc.	$9,829	$20,210	$63,205	$52,630
Net Income Per Share - Basic	$0.04	$0.09	$0.27	$0.24
Net Income Per Share - Diluted	$0.04	$0.08	$0.26	$0.23
Weighted Average Number of Shares Outstanding - Basic	237,002,873	226,529,671	236,546,078	221,059,870
Weighted average Number of Shares Outstanding - Diluted	237,804,799	230,879,437	237,872,595	225,411,773

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2021	$1,316,465	$13,159	$8,566	$(113,079)	$4,046	$1,229,157
Issuance of shares for redemption of noncontrolling interest	4,070	(4,996)	—	—	926	—
Issuance of shares under business combinations and investments	166,164	60	—	—	—	166,224
Shares issued as contingent consideration	5,949	—	—	—	—	5,949
Issuance of deferred shares	—	—	21,382	—	—	21,382
Distribution of deferred shares	1,319	—	(1,303)	—	—	16
Exercise of options, RSUs and warrants	6,897	(4,640)	—	—	—	2,257
Stock-based compensation	—	4,995	—	—	—	4,995
Distributions to limited liability company unit holders	—	—	—	—	(6,452)	(6,452)
Net income	—	—	—	20,210	1,376	21,586
Balance, September 30, 2021	$1,500,864	$8,578	$28,645	$(92,869)	$(104)	$1,445,114
Balance, January 1, 2021	$1,048,640	$4,893	$2,587	$(145,499)	$3,537	$914,158
Issuance of shares for redemption of noncontrolling interest	4,070	(4,996)	—	—	926	—
Issuance of shares under business combinations and investments	223,957	22	—	—	—	223,979
Shares issued as contingent consideration	18,622	—	—	—	—	18,622
Issuance of deferred shares	—	—	29,196	—	—	29,196
Distribution of deferred shares	3,145	—	(3,138)	—	—	7
Issuance of registered shares pursuant to Form S-1	155,803	(305)	—	—	—	155,498
Exercise of options, RSUs and warrants	39,221	(27,993)	—	—	—	11,228
Stock-based compensation	—	14,698	—	—	—	14,698
Warrants and shares issued in association with note payable	271	22,259	—	—	—	22,530
Shares issued for settlement of business obligation	7,135	—	—	—	—	7,135
Distributions to limited liability company unit holders	—	—	—	—	(8,252)	(8,252)
Net income	—	—	—	52,630	3,685	56,315
Balance, September 30, 2021	$1,500,864	$8,578	$28,645	$(92,869)	$(104)	$1,445,114

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2022	$1,659,000	$9,165	$36,262	$(16,687)	$314	$1,688,054
Exercise of options, RSUs and warrants	1,799	(718)	—	—	—	1,081
Stock-based compensation	—	7,878	—	—	—	7,878
Distributions to limited liability company unit holders	—	—	—	—	(354)	(354)
Net income	—	—	—	9,829	319	10,148
Balance, September 30, 2022	$1,660,799	$16,325	$36,262	$(6,858)	$279	$1,706,807
Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Shares issued as contingent consideration	13,111	—	—	—	—	13,111
Exercise of options, RSUs and warrants	9,327	(6,643)	—	—	—	2,684
Shares issued for settlement of business obligation	904	96	—	—	—	1,000
Stock-based compensation	—	19,362	—	—	—	19,362
Distributions to limited liability company unit holders	—	—	—	—	(14,799)	(14,799)
Net income	—	—	—	63,205	1,360	64,565
Balance, September 30, 2022	$1,660,799	$16,325	$36,262	$(6,858)	$279	$1,706,807

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$63,205	$52,630
Net income attributable to non-controlling interest	1,360	3,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,706	47,239
Amortization of operating lease assets	31,906	24,760
Loss on extinguishment of debt	—	9,882
Loss on disposal of property and equipment	1,514	822
Loss (earnings) on equity method investment	2,382	(1,330)
Gain from lease modification	(3,330)	—
Bad debt expense	190	264
Deferred income taxes	—	8,217
Stock-based compensation	19,362	14,698
Decrease (increase) in fair value of investments	2,770	(14,604)
Interest on contingent consideration payable and acquisition liabilities	2,782	2,874
(Decrease) increase in fair value of contingent consideration	(31,787)	662
Decrease in fair value of warrants	(19,876)	(5,451)
Shares issued for settlement of business obligation	1,000	7,135
Amortization of debt discount	6,837	4,954
Changes in operating assets and liabilities:
Accounts receivable	(8,881)	(3,782)
Inventories	(26,038)	(17,257)
Prepaid expenses and other current assets	(2,419)	(5,993)
Deposits and other assets	(22)	(979)
Accounts payable	(259)	(12,950)
Accrued liabilities	(4,021)	3,517
Operating lease liabilities	(27,599)	(20,345)
Income tax payable	7,438	(15,881)
NET CASH PROVIDED BY OPERATING ACTIVITIES	88,220	82,767
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(119,870)	(117,160)
Proceeds from disposal of property and equipment	112	109
Investments in securities and associates	(5,804)	(31,053)
Proceeds from equity investments and notes receivable	3,476	18,282
Settlement of acquisition consideration payable	(31,732)	—
Purchase of businesses, net of cash acquired	(7,350)	(18,458)
NET CASH USED IN INVESTING ACTIVITIES	(161,168)	(148,280)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to third parties and limited liability company unit holders	(14,799)	(8,252)
Contributions from unconsolidated subsidiaries	550	1,476
Net proceeds from issuance of registered shares pursuant to Form S-1	—	155,498
Proceeds from exercise of options and warrants	2,684	11,228
Proceeds from issuance of notes payable	2,102	175,500
Principal repayment of notes payable	(751)	(64,703)
Prepayment penalty and other costs associated with refinancing	—	(3,200)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,214)	267,547
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(83,162)	202,034
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	230,420	83,758
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$147,258	$285,792

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$13,699	$13,714
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(10,217)	$12,869
Noncash increase in right of use asset	$(72,714)	$(22,620)
Noncash increase in lease liability	$72,714	$22,620
Warrant issuance associated with note payable	$—	$22,530
Mortgages associated with operating properties	$7,350	$6,830
Shares issued for purchase of noncontrolling interest	$2,379	$4,070
Issuance of shares associated with contingent consideration	$13,111	$18,622
Deferred share issuances	$—	$29,196
Deferred share distributions	$—	$(3,138)
Issuance of shares under business combinations	$1,406	$223,979
Acquisitions
Inventories	$413	$6,183
Accounts receivable	(153)	552
Prepaid expenses	72	367
Property and equipment	738	15,705
Right of use assets	743	18,325
Intangible assets	10,359	173,926
Goodwill	11,736	214,786
Deposits and other assets	12	904
Liabilities assumed	(712)	(11,032)
Lease liabilities	(743)	(18,325)
Noncontrolling interests	17,735	—
Contingent liabilities	(200)	(61,853)
Equity interests issued	(3,785)	(285,339)
Fair value of previously held equity interest	(14,500)	—
Deferred income taxes	991	(35,741)
Settlement of noncontrolling interests	(15,356)	—
	$7,350	$18,458
ADDITIONAL SUPPLEMENTAL INFORMATION
Decrease (increase) in fair value of investments	$16,889	$(14,604)
Increase in fair value of equity method investments	(14,119)	—
TOTAL DECREASE (INCREASE) IN FAIR VALUE OF INVESTMENTS	$2,770	$(14,604)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb” or the “Company”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned Retail cannabis stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain named RISE, which sell our products and third-party products. As of September 30, 2022, Green Thumb has operations in fifteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 3,800 people and serves hundreds of thousands of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, (the “2021 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited interim condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Part II, Item 8, “Notes to Consolidated Financial Statements”, Note 2 - Significant Accounting Policies in the 2021 Form 10-K.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of September 30, 2022, the Company had 9,725,907 options, 952,753 restricted stock units and 3,835,278 warrants outstanding. As of September 30, 2021, the Company had 5,625,661 options, 352,936 restricted stock units and 3,591,975 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended September 30, 2022, the computation of diluted earnings per share included 697,800 options, 57,128 restricted stock units and 46,998 warrants. For the nine months ended September 30, 2022, the computation of diluted earnings per share included 968,322 options, 226,564 restricted stock units and 131,631 warrants. For the three months ended September 30, 2021, the computation of diluted earnings per share included 3,022,973 options, 223,661 restricted stock units and 1,103,132 warrants. For the nine months ended September 30, 2021, the computation of diluted earnings per share included 3,041,286 options, 196,043 restricted stock units and 1,114,574 warrants. For the three and nine months ended September 30, 2022, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 2,052,822 and 2,192,896, respectively. For the three and nine months ended September 30, 2021, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 570,964 and 913,579, respectively.

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

The Company’s unaudited interim condensed consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. While the Company’s revenue, gross profit and operating income were not impacted during the first nine months of 2022, the uncertain nature of the spread of COVID-19 and the uncertainty of the impact of nationwide vaccine programs may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw Material	$2,667	$5,278
Packaging and Miscellaneous	10,105	8,622
Work in Process	56,946	42,403
Finished Goods	55,724	41,069
Reserve for Obsolete Inventory	(3,520)	(1,901)
Total Inventories	$121,922	$95,471

3. PROPERTY AND EQUIPMENT

At September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Buildings and Improvements	$130,806	$101,283
Equipment, Computers and Furniture	113,897	83,281
Leasehold Improvements	134,674	114,303
Land Improvements	822	607
Capitalized Interest	13,929	6,523
Total Property and Equipment	394,128	305,997
Less: Accumulated Depreciation	(70,878)	(45,198)
Property and Equipment, net	323,250	260,799
Land	23,743	20,258
Assets Under Construction	151,355	128,017
Property and Equipment, net	$498,348	$409,074

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three and nine months ended September 30, 2022 totaled $9,695 thousand and $26,844 thousand, respectively, of which $6,393 thousand and $17,357 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and nine months ended September 30, 2021 totaled $6,235 thousand and $16,255 thousand, respectively, of which $3,905 thousand and $9,997 thousand, respectively, is included in cost of goods sold.

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

(a)
Acquisition of ILDISP, LLC

On March 1, 2022, the Company acquired the remaining 50% ownership interests of ILDISP, LLC (“ILDISP”) from the Company's former membership interest partner for the purposes of expanding the Company's operational capacity in the Illinois market. Prior to March 1, 2022, one of the two retail stores owned by ILDISP, RISE Effingham, was consolidated by Green Thumb as the Company was determined to be the primary beneficiary of the variable interest entity. The other retail store was accounted for as an equity method investment given the Company's 50% ownership interest and its ability to significantly influence that store's operations.

The total consideration exchanged included $18,623 thousand in cash, which included $250 thousand in deferred consideration, which was paid in September 2022, along with 204,036 Subordinate Voting Shares of Green Thumb valued at $3,785 thousand, based on the fair value of the securities on their date of issuance, which was the closing price of Green Thumb's Subordinate Voting Shares as traded on the Canadian Securities Exchange (“CSE”) on the date of the transaction.

The Company allocated the total consideration exchanged to each of the acquired Retail stores. Accordingly, the consideration allocated to RISE Effingham was approximately $11,857 thousand in cash along with 128,218 Subordinate Voting Shares of Green Thumb that had a fair value on the date of issuance of $2,379 thousand. The remaining equity associated with the Company's purchase of the noncontrolling interest was closed to contributed surplus (deficit) of Green Thumb as of March 1, 2022.

The equity method investment associated with the other retail store owned by ILDISP was remeasured at fair value of $14,500 thousand as of the date of the transaction, and resulted in a gain on the fair value of the equity method investment of $14,119 thousand, which was recorded in other income (expense) on the unaudited interim condensed consolidated statement of operations. In addition, the Company allocated consideration of $6,766 thousand in cash along with 75,818 Subordinate Voting Shares of Green Thumb, with a fair value of $1,406 thousand, to the acquisition of the other retail store. After completing the preliminary allocation of the aggregate consideration exchanged for the assets acquired and liabilities assumed, the Company recorded a license intangible asset of $14,143 thousand and non-tax deductible goodwill of $7,718 thousand. The weighted average amortization period for the license intangible is 15 years. Acquisition related expenses associated with the transaction were not material.

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

(b)
Finalization of Purchase Price Allocations

During the current quarter, the Company finalized the purchase price allocations related to the acquisition of Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC (collectively referred to as “Summit”) and GreenStar Herbals, Inc. (“GreenStar”) which were acquired on August 1, 2021 and September 1, 2021 respectively. The Company remeasured the assets acquired and liabilities assumed, with the assistance of an external valuation expert, which resulted in a reduction to the Company's license intangible and deferred tax liability of $3,784 thousand and $992 thousand, respectively, and an increase in the value of goodwill and contingent consideration of $2,992 thousand and $200 thousand, respectively.

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

At September 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$666,259	$102,922	$563,337	$655,900	$69,812	$586,088
Trademarks	98,936	33,859	65,077	98,936	25,096	73,840
Customer Relationships	24,438	12,563	11,875	24,438	9,944	14,494
Non-Competition Agreements	2,565	1,866	699	2,565	1,496	1,069
Total Intangible Assets	$792,198	$151,210	$640,988	$781,839	$106,348	$675,491

The Company recorded amortization expense for the three and nine months ended September 30, 2022 of $14,823 thousand and $44,862 thousand, respectively. The Company recorded amortization for the three and nine months ended September 30, 2021 of $10,938 thousand and $30,984 thousand, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2022:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2022	$15,034
2023	60,136
2024	59,554
2025	59,457
2026	51,445
2027 and Thereafter	395,362
$640,988

As of September 30, 2022, the weighted average amortization period remaining for intangible assets was 12.11 years.

(b) Goodwill

At September 30, 2022 and December 31, 2021 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Package Goods	Total
	(in thousands)
As of December 31, 2021	$274,811	$358,038	$632,849
Acquisition of ILDISP, LLC	7,718	—	7,718
Adjustments to Preliminary Purchase Price Allocations	3,776	242	4,018
As of September 30, 2022	$286,305	$358,280	$644,585

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS

As of September 30, 2022 and December 31, 2021, the Company held various equity interests in cannabis related companies as well as investments in convertible notes that had a combined fair value of $79,981 thousand and $94,902 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the nine months ended September 30, 2022 and year ending December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Beginning	$94,902	$40,795
Additions	5,444	83,689
Disposals	(3,476)	(18,417)
Fair value adjustment	(16,889)	6,377
Transfers out	—	(17,542)
Ending	$79,981	$94,902

During the three and nine months ended September 30, 2022, the Company recorded fair value gains (losses) of $432 thousand and $(16,889) thousand, respectively, of which $247 thousand and $(17,368) thousand was recorded within other income (expense), respectively, and $185 thousand and $479 thousand, respectively, related to various note receivable investments and was recorded to interest income, on the unaudited interim condensed consolidated statements of operations.

(a) Equity Investments

As of September 30, 2022 and December 31, 2021, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $4,022 thousand and $20,583 thousand, respectively. During the three and nine months ended September 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $124 thousand and $(14,169) thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. During the three and nine months ended September 30, 2021, the Company recorded net gains (losses) on the change in fair value of such investments of $(4,282) thousand and $9,630 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. During the nine months ended September 30, 2022 and 2021, the Company received proceeds from the sale of such investments of $2,393 thousand and $18,282 thousand, respectively. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $42,030 thousand and $33,066 thousand, respectively. During the three and nine months ended September 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $(295) thousand and $182 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. During the three and nine months ended September 30, 2021, the Company recorded net gains (losses) on the change in fair value of such investments of $0 thousand and $4,766 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. There were no sales of these investments during these periods. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 14 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

Unrealized gains and (losses) recognized on equity investments held during the three and nine months ended September 30, 2022 were $137 thousand and $(13,825) thousand, respectively. Unrealized gains and (losses) recognized on equity investments held during the three and nine months ended September 30, 2021 were $(4,140) thousand and $14,596 thousand, respectively.

(b) Convertible Notes Receivable

The Company has made multiple investments in various note receivable instruments, including note receivable instruments with conversion features.

As of September 30, 2022 and December 31, 2021, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $22,213 thousand and $23,534 thousand, respectively. During the three and nine months ended September 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $418 thousand and $(236) thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. There were no gains or (losses) recognized on these investments during the three and nine months ended September 30, 2021. The Company received proceeds from the partial principal repayment of the note receivable of $1,083 thousand during the nine months ended September 30, 2022. The note receivable instruments have a stated interest rate of 13.00% and a maturity date of April 29, 2025. These notes did not contain conversion features and are currently classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company held note receivable instruments which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $11,716 thousand and $17,719 thousand, respectively, with stated interest ranging between 0.91% and 10.00% and terms between 15 months to five years. During the three and nine months ended September 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $0 thousand and $(3,145) thousand, respectively, within other income (expense) and accrued interest of $185 thousand and $479 thousand, respectively, within interest income on the unaudited interim condensed consolidated statement of operations. During the three and nine months ended September 30, 2021, there were no gains or (losses) recognized on these investments within other income (expense), however the company recorded accrued interest of $133 thousand and $208 thousand, respectively, within interest income on the unaudited interim condensed consolidated statement of operations. These notes are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three and nine months ended September 30, 2022, the Company recorded operating lease expense of $11,884 thousand and $31,906 thousand, respectively, compared to operating lease expense of $8,733 thousand and $24,760 thousand for the three and nine months ended September 30, 2021, respectively.

Other information related to operating leases as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	12.05	11.82
Weighted average discount rate	12.44%	13.60%

Maturities of lease liabilities for operating leases as of September 30, 2022 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
	(in thousands)
Remainder of 2022	$10,142	$282	$10,424
2023	41,368	1,144	42,512
2024	41,068	1,027	42,095
2025	38,748	948	39,696
2026	37,029	970	37,999
2027 and Thereafter	378,332	7,066	385,398
Total Lease Payments	546,687	11,437	558,124
Less: Interest	(293,231)	(5,113)	(298,344)
Present Value of Lease Liability	$253,456	$6,324	$259,780

(b) Related Party Operating Leases

The Company entered into related party transactions with respect to its leasing arrangements for certain facilities in Florida, Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns the applicable facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is indirectly owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chief Executive Officer and a director of the Company (through KP Capital, LLC), and Anthony Georgiadis, the Chief Financial Officer and a director of the Company (through Three One Four Holdings, LLC and ABG, LLC) and William Gruver, a former director of the Company (held through ABG, LLC). The terms of these leases range from 7 years

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. LEASES (Continued)

(b) Related Party Operating Leases (Continued)

to 15 years. For the three and nine months ended September 30, 2022, the Company recorded lease expense of $296 thousand and $886 thousand, respectively compared to lease expense of $296 thousand and $891 thousand for the three and nine months ended September 30, 2021, respectively, associated with these related party leasing arrangements.

(c) Lease Modification

Danville Cultivation and Processing Facility

On June 29, 2022 the Company entered into the third amendment (the “Amendment”) to its existing lease agreement with Innovative Industrial Properties, Inc. (“IIP”) associated with its Danville, Pennsylvania cultivation and processing facility. The Amendment provided an additional tenant improvement allowance of $55,000 thousand to be used on enhancements to the facility. In addition to the tenant improvement allowance of $19,300 thousand received in prior years, the total tenant improvement allowance provided by IIP will be $74,300 thousand, and brings IIP's total investment in the property to $94,600 thousand. The Amendment to the lease was treated as a modification and resulted in a gain of $3,061 thousand as well as an increase in the right of use asset and related lease liability of $81,720 thousand.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE

At September 30, 2022 and December 31, 2021, notes payable consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Charitable Contributions[1]	$812	$1,238
Private placement debt dated April 30, 2021[2]	235,519	228,690
Mortgage notes[3]	19,200	10,006
Total notes payable	255,531	239,934
Less: current portion of notes payable	(1,027)	(783)
Notes payable, net of current portion	$254,504	$239,151

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50 thousand through October 2024 and annual charitable contributions of $250 thousand through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% and 7.00%.

2 The April 30, 2021 private placement debt (the "Notes”) was issued in an original amount of $249,934 thousand with an interest rate of 7.00%, maturing on April 30, 2024. The Notes were issued at a discount, the carrying value of which was $14,415 thousand and $21,244 thousand as of September 30, 2022 and December 31, 2021, respectively.

3 Mortgage notes in the original amount of $19,947 thousand and $10,437 thousand as of September 30, 2022 and December 31, 2021, respectively, were issued by the Company in connection with various operating properties. These mortgage notes were issued at a discount, the carrying value of which, as of September 30, 2022 and December 31, 2021, was $153 thousand and $162 thousand, respectively, and are presented net of principal payments of $594 thousand and $269 thousand, respectively. The mortgage notes mature between August 20, 2025 and June 5, 2035.

(a) Extension of Maturity Date on April 30, 2021 Notes

On July 14, 2022, the Company exercised its right to extend the maturity date of the Notes by one year from April 30, 2024 to April 30, 2025. The extension to the maturity date did not involve any amendment to the Notes or any additional consideration to the existing lenders.

(b) Construction-to-Permanent Financing Arrangement

On October 12, 2022, the Company entered into a construction-to-permanent financing arrangement (the “Construction Loan”) which provided funding for the construction of a cultivation and processing facility in the amount of up to $31,000 thousand. The Construction Loan will bear interest of U.S. prime rate plus 1%, with a floor of 5%, and mature upon the earlier of the completion of the construction, or 24 months. Interest only payments will be due on the first of each month beginning on November 1, 2022. Upon maturity, the Construction Loan will convert to a 10 year mortgage note with a fixed interest rate of 3% over the weekly average yield of the U.S. treasury securities adjusted to a constant maturity of five years, with a floor of 5%. Payments of both principal and interest will be due on the first day of each calendar month following conversion.

(c) Related Parties

A portion of the Notes are held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (held through KP Capital, LLC and Outsiders Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (held through AG Funding Group, LLC); Anthony Georgiadis, the Chief Financial Officer and a director of the Company (held through Three One Four Holdings, LLC); and Anthony Georgiadis and William Gruver, a former director of the Company (held through ABG, LLC).

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

The following table summarizes the number of warrants outstanding as of September 30, 2022 and December 31, 2021:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2021	2,097,931	C$	18.26	2.42	1,737,347	$31.83	4.38
Balance as of September 30, 2022	2,097,931	C$	18.26	1.67	1,737,347	$31.83	3.63

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at September 30, 2022 and December 31, 2021:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	September 30, 2022	December 31, 2021	Change
			(in thousands)
Bridge Financing Warrants Issued April 2019	C$22.90	100,723	$-	$676	$(676)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	3,413	18,527	(15,114)
Modification Warrants Issued November 2019	C$12.04	316,947	1,278	4,603	(3,325)
Additional Modification Warrants Issued May 2020	C$14.03	73,728	310	1,071	(761)
Totals		2,097,931	$5,001	$24,877	$(19,876)

During the three and nine months ended September 30, 2022 and 2021, the Company recorded a loss of $1,896 thousand and a gain of $19,876 thousand, and a gain of $13,462 thousand and $5,451 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date:

	September 30,	December 31,
Significant Assumptions	2022	2021
Volatility	62.67% - 73.55%	59.95% - 74.04%
Remaining Term	0.03 - 2.65 years	0.78 - 3.39 years
Risk Free Rate	3.72% - 3.76%	0.91% - 1.06%

See Note 14 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The following table summarizes the fair value of the equity classified warrants at September 30, 2022 and December 31, 2021:

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

(a) Authorized

The Company has the following classes of share capital, with each class having no par value:

(i) Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the nine months ended September 30, 2022, the shareholders of the Company converted 33,341 Multiple Voting Shares into 3,334,100 Subordinate Voting Shares.

(ii) Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At September 30, 2022, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the nine months ended September 30, 2022, the shareholders of the Company converted 33,341 Super Voting Shares into 33,341 Multiple Voting Shares and 33,341 Multiple Voting Shares into 3,334,100 Subordinate Voting Shares.

(iii) Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At September 30, 2022, the Company had 251,690 issued and outstanding Super Voting Shares which convert into 25,169,000 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the nine months ended September 30, 2022, the shareholders of the Company converted 33,341 Super Voting Shares into 33,341 Multiple Voting Shares.

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2022	201,768,312	38,531	285,031
Issuance of shares under business combinations and investments	204,036	—	—
Distribution of contingent consideration	667,080	—	—
Issuance of shares upon exercise of options and warrants	311,535	—	—
Issuances of shares upon vesting of RSUs	388,273	—	—
Shares issued for settlement of business obligation	80,588	—	—
Exchange of shares	3,334,100	—	(33,341)
As at September 30, 2022	206,753,924	38,531	251,690

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(i) Issuance of Shares Under Business Combinations and Investments

ILDISP, LLC

On March 1, 2022, the Company issued 204,036 Subordinate Voting Shares with a value of approximately $3,785 thousand, based on a 20 consecutive day volume weighted average price (“VWAP”), in connection with the Company's acquisition of the remaining ownership interests in two Illinois-based retail stores. The shares issued resulted in an increase in the Company's share capital and a corresponding increase in the net assets acquired. See Note 4 - Acquisitions for additional details.

(ii) Distribution of Contingent Consideration

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration of up to $65,000 thousand in Subordinate Voting Shares of Green Thumb, dependent upon the successful opening of up to five retail stores in Virginia within the first three years following the signing of the agreement and the legal sale of adult use cannabis in a Retail dispensary by January 1, 2025. On February 25, 2022, the Company issued 667,080 Subordinate Voting Shares to the former owners of Dharma in connection with the successful opening of two Retail stores in Virginia. The shares had a fair value of $13,111 thousand at the date of issuance.

As of September 30, 2022 and December 31, 2021, the estimated fair value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $41,038 thousand and $48,665 thousand, respectively. As of September 30, 2022 and December 31, 2021, $11,210 thousand and $20,884 thousand, respectively, was included as a current liability on the Company's unaudited interim condensed consolidated balance sheets.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1 thereto (as amended, the “Plan”). The maximum number of shares that may be issued under the Plan shall not exceed 10% of the issued and outstanding shares on an as-converted basis.

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

The Company's option and RSU awards generally vest over three years, and options typically have a life of five to ten years. Option and RSU grants are determined by the Compensation Committee of the Company’s Board of Directors with the option price set at no less than 100% of the fair market value of a share on the date of grant.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2021	5,383,275	$14.02	3.59	$48,803
Granted	5,239,520	10.83	6.68
Exercised	(311,535)	8.34		1,766
Forfeited	(585,353)	$13.10
Balance as of September 30, 2022	9,725,907	$12.54	4.90	$65,903
Vested	5,516,261	$9.34
Exercisable of September 30, 2022	3,448,842	$11.67	2.74	$21,433

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the applicable measurement date and the exercise price of such options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2022 and December 31, 2021. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Weighted average grant date fair value (per share) of stock option units granted	$5.31	$14.89
Intrinsic value of stock option units exercised, using market price at vest date (in thousands)	$1,766	$13,567

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2022 and the year ended December 31, 2021, using the following ranges of assumptions:

	September 30,	December 31,
	2022	2021
Risk-free interest rate	1.18% - 3.40%	0.33% - 1.39%
Expected dividend yield	0%	0%
Expected volatility	60% - 64%	73%
Expected option life	3 – 4.5 years	3 – 3.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of unvested RSU awards as of September 30, 2022 and December 31, 2021 and the changes during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2021	376,127	$15.55
Granted	1,088,353	18.17
Forfeited	(123,454)	18.63
Vested	(388,273)	14.18
Unvested Shares at September 30, 2022	952,753	$18.36

The following table summarizes the weighted average grant date fair value of RSUs granted and total fair value of RSUs vested for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Weighted average grant date fair value (per share) of RSUs granted	$18.17	$30.23
Intrinsic value of RSUs vested, using market price at vest date (in thousands)	$6,455	$10,813

The stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options expense	$6,003	$3,484	$12,985	$9,822
Restricted Stock Units	1,875	1,511	6,377	4,876
Total Stock Based Compensation Expense	$7,878	$4,995	$19,362	$14,698

As of September 30, 2022, $46,205 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.06 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Income before Income Taxes	$43,117	$58,906	$167,005	$154,518
Income Tax Expense	32,969	37,320	102,440	98,203
Effective Tax Rate	76.5%	63.4%	61.3%	63.6%

The effective tax rates for the three and nine months ended September 30, 2022 and 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the nine months ended September 30, 2022 and 2021 were $95,307 thousand and $109,703 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12. OTHER INCOME (EXPENSE)

For the three and nine months ended September 30, 2022 and 2021 other income (expense) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$247	$(4,075)	$(17,368)	$14,604
Fair value adjustments on equity method investments	—	—	14,119	—
Loss on extinguishment of debt	—	—	—	(9,882)
Fair value adjustments on warrants issued	(1,896)	13,462	19,876	5,451
Earnings (loss) from equity method investments	(441)	(316)	(2,382)	1,330
Other	5	(946)	688	(1,698)
Total Other Income (Expense)	$(2,085)	$8,125	$14,933	$9,805

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2022 and December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of September 30, 2022, the Company held approximately $102,500 thousand of open construction commitments to contractors on work being performed.

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

For the Company's long-term notes payable (which consist of charitable contributions, private placement debt and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at September 30, 2022 and December 31, 2021 was $255,531 thousand and $239,934 thousand, respectively, which includes $1,027 thousand and $783 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$147,258	$—	$—	$147,258
Investments	26,235	—	53,746	79,981
Contingent Consideration Payable	—	—	(41,950)	(41,950)
Warrant Liability	—	—	(5,001)	(5,001)
	$173,493	$—	$6,795	$180,288

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

(b) Remeasurement of Contingent Consideration Arrangements

The Company remeasured its contingent consideration arrangements associated with its 2021 acquisitions of Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC (collectively “Summit”) and GreenStar Herbals Inc. (“GreenStar”) using Monte Carlo simulation models. During the three and nine months ended September 30, 2022, the remeasurement resulted in a net (loss)/gain of $(191) thousand and $34,289 thousand, respectively. The change in the fair value of the contingent consideration was driven by a change in management's estimates and projections of the acquired entities' ability to achieve the performance targets as agreed to in the 2021 acquisition agreements along with the change in fair value of the shares to be issued.

The amount was recorded, net, within selling, general, and administrative expenses on the unaudited interim condensed consolidated statement of operations. Significant assumptions used in the Company's September 30, 2022 remeasurement include Green Thumb's stock price as of September 30, 2022 and projected earnings metrics and revenue targets as of such period then ended.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the unaudited interim condensed consolidated balance sheet as of September 30, 2022 and the consolidated balance sheet as of December 31, 2021. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”):

	ILDISP, LLC	Other Non-material VIEs	ILDISP, LLC	Other Non-material VIEs
	September 30, 2022		December 31, 2021
	(in thousands)		(in thousands)
Current assets	$—	$648	$4,118	$1,033
Non-current assets	—	1,974	3,290	1,761
Current liabilities	—	419	10,719	854
Non-current liabilities	—	622	413	696
Noncontrolling interests	—	279	(1,862)	224
Equity attributable to Green Thumb Industries Inc.	—	1,302	(1,862)	1,020

On March 1, 2022, the Company acquired the remaining 50% minority interest in ILDISP, for $11,857 thousand in cash and the issuance of 128,218 shares of Green Thumb, which had a fair value of $2,379 thousand. As a result, the remaining equity associated with the noncontrolling interest was closed to accumulated surplus (deficit) of Green Thumb as of March 1, 2022. See Note 4 - Acquisitions for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. VARIABLE INTEREST ENTITIES (Continued)

The following tables present the summarized financial information about the Company’s VIEs which are included in the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022		September 30, 2021
	ILDISP, LLC	Other Non-material VIEs	ILDISP, LLC	Other Non-material VIEs
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$—	$2,306	$6,331	$3,981
Net income attributable to noncontrolling interests	—	319	1,017	359
Net income attributable to Green Thumb Industries Inc.	—	269	1,017	713
Net income	$—	$588	$2,034	$1,072

	Nine Months Ended
	September 30, 2022		September 30, 2021
	ILDISP, LLC	Other Non-material VIEs	ILDISP, LLC	Other Non-material VIEs
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$3,543	$6,805	$18,275	$11,115
Net income attributable to noncontrolling interests	462	898	2,658	1,027
Net income attributable to Green Thumb Industries Inc.	462	761	2,658	1,602
Net income	$924	$1,659	$5,316	$2,629

As of September 30, 2022 and December 31, 2021, the VIE included in the Other Non-material VIEs is Bluepoint Wellness of Westport, LLC. As of September 30, 2021, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport, LLC and Meshow, LLC.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

16. SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to Retail stores (“Consumer Packaged Goods”) and retailing of cannabis to patients and consumers (“Retail”). The Company does not allocate operating expenses to these segments, nor does it allocate specific assets. Additionally, the Chief Operating Decision Maker does not review total assets or net income (loss) by segments; therefore, such information is not presented below.

The below table presents segment information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues, Net of Discounts
Retail	$199,632	$161,016	$564,951	$441,241
Consumer Packaged Goods	127,676	121,074	368,692	343,014
Intersegment Eliminations	(66,114)	(48,413)	(175,538)	(134,276)
Total Revenues, Net of Discounts	$261,194	$233,677	$758,105	$649,979
Depreciation and Amortization
Retail	$9,921	$8,041	$29,881	$21,693
Consumer Packaged Goods	14,597	9,132	41,825	25,546
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$24,518	$17,173	$71,706	$47,239
Income Taxes
Retail	$18,589	$21,302	$58,460	$55,251
Consumer Packaged Goods	14,380	16,018	43,980	42,952
Intersegment Eliminations	—	—	—	—
Total Income Taxes	$32,969	$37,320	$102,440	$98,203

Goodwill assigned to the Consumer Packaged Goods segment as of September 30, 2022 and December 31, 2021 was $358,280 thousand and $358,038 thousand, respectively. Intangible assets, net, assigned to the Consumer Packaged Goods segment as of September 30, 2022 and December 31, 2021 was $297,160 thousand and $317,454 thousand, respectively.

Goodwill assigned to the Retail segment as of September 30, 2022 and December 31, 2021 was $286,305 thousand and $274,811 thousand, respectively. Intangible assets, net, assigned to the Retail segment as of September 30, 2022 and December 31, 2021 was $343,828 thousand and $358,037 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company”, “Green Thumb”, “we” or “us”) is for the three and nine months ended September 30, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2022 and the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 1, 2022 (the “2021 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in the ‘‘Risks and Uncertainties’’ section of this MD&A and in Part II, Item 1A, “Risk Factors” of the 2021 Form 10-K. As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information.

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

During the first nine months of 2022, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the effects of COVID-19 may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of September 30, 2022, Green Thumb has operations in 15 U.S. markets, employs approximately 3,800 people and serves hundreds of thousands of patients and customers annually.

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

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 17 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of our Consumer Packaged Goods products, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which are individually material to the Company). These Consumer Packaged Goods products are sold in Retail locations throughout the U.S. including at Green Thumb's own RISE and other Retail stores.

Green Thumb owns and operates a national cannabis retail chain called RISE which are relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns Retail stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s Retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE stores are currently located in ten of the states in which we operate. As of September 30, 2022, the Company had 77 open and operating Retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and are subject to the Company’s capital allocation plans and the evolving situation with respect to COVID-19.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 and (ii) unaudited interim condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this Report.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change		YTD Change
	2022	2021	2022	2021	$	%	$	%
	(in thousands, except share and per share amounts)
Revenues, Net of Discounts	$261,194	$233,677	$758,105	$649,979	$27,517	12%	$108,126	17%
Cost of Goods Sold, Net	(129,954)	(104,159)	(378,127)	(286,685)	(25,795)	(25)%	(91,442)	32%
Gross Profit	131,240	129,518	379,978	363,294	1,722	1%	16,684	5%
Total Expenses	82,479	71,449	214,402	202,836	11,030	15%	11,566	6%
Income From Operations	48,761	58,069	165,576	160,458	(9,308)	(16)%	5,118	3%
Total Other Income (Expense)	(5,644)	837	1,429	(5,940)	(6,481)	(774)%	7,369	124%
Income Before Provision for Income Taxes And Non-Controlling Interest	43,117	58,906	167,005	154,518	(15,789)	(27)%	12,487	8%
Provision for Income Taxes	32,969	37,320	102,440	98,203	(4,351)	(12)%	4,237	4%
Net Income Before Non-Controlling Interest	10,148	21,586	64,565	56,315	(11,438)	(53)%	8,250	15%
Net Income Attributable to Non-Controlling Interest	319	1,376	1,360	3,685	(1,057)	(77)%	(2,325)	(63)%
Net Income Attributable To Green Thumb Industries Inc.	$9,829	$20,210	$63,205	$52,630	$(10,381)	(51)%	$10,575	20%
Net Income Per Share - Basic	$0.04	$0.09	$0.27	$0.24	$(0.05)	(56)%	$0.03	13%
Net Income Per Share - Diluted	$0.04	$0.08	$0.26	$0.23	$(0.0)	(50)%	$0.03	13%
Weighted Average Number of Shares Outstanding – Basic	237,002,873	226,529,671	236,546,078	221,059,870
Weighted Average Number of Shares Outstanding – Diluted	237,804,799	230,879,437	237,872,595	225,411,773

	September 30, 2022	December 31, 2021
	(in thousands)
Total Assets	$2,455,880	$2,385,851
Long-Term Liabilities	$619,634	$561,994

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues, Net of Discounts

Revenue for the three months ended September 30, 2022 was $261,194 thousand, up 12% from $233,677 thousand for the three months ended September 30, 2021, driven by contributions from both Retail and Consumer Packaged Goods. Key performance drivers for the Retail business for the quarter were: legalization of adult use sales in New Jersey, which began on April 21, 2022, as well as new store openings including acquired Retail stores, particularly in Illinois, Maryland, Massachusetts, Minnesota, Rhode Island and Virginia and increased store traffic to Green Thumb’s open and operating Retail stores, particularly in Illinois. The Company generated revenue from 77 Retail locations during the quarter compared to 65 in the same quarter of the prior year. Since September 30, 2021, the Company acquired one Retail store in Illinois, one in Maryland, five in Minnesota and opened five new Retail stores in Massachusetts, Nevada, Virginia and Minnesota that contributed to the increase in Retail revenues.

The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult use sales, which began on April 21, 2022, and growth in Illinois. In addition, the Company also acquired one cultivation and processing facility in Minnesota since September 30, 2021.

Cost of Goods Sold, Net

Cost of goods sold are derived from Retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended September 30, 2022 was $129,954 thousand, up 25% from $104,159 thousand for the three months ended September 30, 2021, driven by increased volume from open and operating Retail stores, new and acquired Retail store openings in Illinois, Maryland, Massachusetts, Minnesota, Nevada and Virginia, and expansion of the consumer products sales primarily in Illinois and New Jersey as described above.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $131,240 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products of 50%. This is compared to gross profit for the three months ended September 30, 2021 of $129,518 thousand, or a 55% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended September 30, 2022 were $82,479 thousand, or 32% of revenues, net of discounts, resulting in a increase of $11,030 thousand over the same period in the prior year. Total expenses for the three months ended September 30, 2021 were $71,449 thousand or 31% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of five new and seven acquired Retail stores over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses.

Total Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2022 was $(5,644) thousand, a change of $(6,481) thousand, primarily due to unfavorable fair value adjustments associated with the Company's warrant liability offset by a reduction in interest expense associated with the Company's contingent consideration arrangements during the three months ended September 30, 2022.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended September 30, 2022 was $43,117 thousand, an decrease of $(15,789) thousand compared to the three months ended September 30, 2021.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $7,878 thousand and $4,995 thousand and other nonoperating (income) expenses, of $3,306 thousand and $944 thousand in the three months ended September 30, 2022 and 2021, respectively, adjusted operating earnings before interest, depreciation, and amortization (“EBITDA”) was $84,463 thousand and $81,181 thousand, in the three months ended September 30, 2022 and 2021, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2022, federal and state income tax expense totaled $32,969 thousand compared to expense of $37,320 thousand for the three months ended September 30, 2021.

Net Income Attributable to Green Thumb Industries

Net income attributable to the Green Thumb Industries for the three months ended September 30, 2022 was $9,829 thousand or $0.04 per basic and diluted share, compared to a net income of $20,210 thousand, or $0.09 per basic and $0.08 per diluted share in the same period in the prior year. The reduction in net income of $10,381 thousand was primarily due to favorable fair value adjustments to the Company’s warrant liability as reflected within other income (expense), net during the comparable period in the prior year.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues, Net of Discounts

Revenue for the nine months ended September 30, 2022 was $758,105 thousand, up 17% from $649,979 for the nine months ended September 30, 2021, driven by contributions from both Retail and Consumer Packaged Goods largely due to legalization of adult use sales in New Jersey, which began on April 21, 2022, continued growth in Illinois, and new and acquired store openings, particularly in Maryland, Massachusetts, Minnesota, Rhode Island and Virginia. The Company generated revenue from 77 Retail locations during the period compared to 65 in the same period of the prior year. During the nine months ended September 30, 2022, the Company opened three new Retail stores. Since September 30, 2021, the Company acquired one Retail store in Illinois, one in Maryland, five in Minnesota, and opened five new Retail stores in Massachusetts, Nevada, Virginia and Minnesota that contributed to the increase in Retail revenues.

The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult use sales which began on April 21, 2022, and growth in Illinois and Virginia. In addition, the Company also acquired a cultivation and processing facility in Minnesota since September 30, 2021.

Cost of Goods Sold, Net

Cost of goods sold are derived from Retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the nine months ended September 30, 2022 was $378,127 thousand, up 32% from $286,685 thousand for the nine months ended September 30, 2021, driven by increased volume from open and operating Retail stores, new and acquired Retail store openings in Illinois, Maryland, Massachusetts, Minnesota, Nevada, and Virginia, and expansion of the consumer products sales primarily in Illinois and New Jersey as described above.

Gross Profit

Gross profit for the nine months ended September 30, 2022 was $379,978 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products of 50%. This is compared to gross profit for the nine months ended September 30, 2021 of $363,294 thousand or a 56% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the nine months ended September 30, 2022 were $214,402 thousand, or 28% of revenues, net of discounts, resulting in an increase of $11,566 thousand over the same period in the prior year. Total expenses for the nine months ended September 30, 2021 were $202,836 thousand or 31% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of five new and seven acquired retail stores over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries contributed to the overall increase in total expenses which was partially offset by the remeasurement of the Company's contingent consideration arrangements associated with two acquisitions that occurred in 2021.

Total Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2022 was $1,429 thousand, a change of $7,369 thousand, mainly due to favorable fair value adjustments associated with the Company's acquisition of ILDISP as well as the change in the fair value of the Company's warrant liability, offset by unfavorable fair value adjustments on the Company's equity investments during the nine months ended September 30, 2022.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for the nine months ended September 30, 2022 was $167,005 thousand, an increase of $12,487 thousand compared to the nine months ended September 30, 2021.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $19,362 thousand and $14,698 thousand, and other nonoperating (income) expenses, of $(26,405) thousand and $9,425 thousand in the nine months ended September 30, 2022 and 2021, respectively, Adjusted Operating EBITDA was $230,239 thousand and $231,820 thousand, in the nine months ended September 30, 2022 and 2021, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2022, federal and state income tax expense totaled $102,440 thousand compared to expense of $98,203 thousand for the nine months ended September 30, 2021.

Net Income Attributable to Green Thumb Industries

Net income attributable to the Green Thumb Industries for the nine months ended September 30, 2022 was $63,205 thousand or $0.27 per basic and $0.26 per diluted share, compared to a net income of $52,630 thousand, or $0.24 per basic and $0.23 per diluted share in the same period in the prior year. The increase in net income of $10,575 thousand was primarily due to favorable fair value adjustments as reflected within other income (expense), net during the current year.

Results of Operations by Segment

The following table summarizes revenues net of sales discounts by segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Retail	$199,632	$161,016	$38,616	24%
Consumer Packaged Goods	127,676	121,074	6,602	5%
Intersegment Eliminations	(66,114)	(48,413)	(17,701)	37%
Total Revenues, Net of Discounts	$261,194	$233,677	$27,517	12%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Retail	$564,951	$441,241	$123,710	28%
Consumer Packaged Goods	368,692	343,014	25,678	7%
Intersegment Eliminations	(175,538)	(134,276)	(41,262)	31%
Total Revenues, Net of Discounts	$758,105	$649,979	$108,126	17%

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Revenues, Net of Discounts, for the Retail segment were $199,632 thousand, an increase of $38,616 thousand or 24% compared to the three months ended September 30, 2021. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult use in New Jersey, which began on April 21, 2022, as well as new store openings including acquired Retail stores in Illinois, Maryland, Massachusetts, Minnesota, Nevada and Virginia and increased store traffic to Green Thumb’s open and operating Retail stores, particularly in Illinois.

Revenues, Net of Discounts, for the Consumer Packaged Goods segment were $127,676 thousand, an increase of $6,602 thousand or 5% compared to the three months ended September 30, 2021. The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult use sales, which began on April 21, 2022, and continued growth in Illinois. In addition, the Company also acquired a cultivation and processing facility in Minnesota since September 30, 2021.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $(66,114) thousand, an increase of $(17,701) thousand or 37% compared to the three months ended September 30, 2021. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned Retail stores as well as to newly acquired Retail stores as discussed above. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 24% of total revenues during the three months ended September 30, 2022 as compared to 31% during the three months ended September 30, 2021.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Revenues, Net of Discounts, for the Retail segment were $564,951, an increase of $123,710 or 28%, compared to the nine months ended September 30, 2021. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult use sales in New Jersey, which began on April 21, 2022, continued growth in Illinois, and new and acquired store openings in Illinois, Maryland, Massachusetts, Minnesota, Nevada and Virginia and increased store traffic to Green Thumb’s open and operating Retail stores, particularly in Illinois.

Revenues, Net of Discounts, for the Consumer Packaged Goods segment were $368,692 thousand, an increase of $25,678 thousand or 7%, compared to the nine months ended September 30, 2021. The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult use sales, which began on April 21, 2022 and continued growth in Illinois. In addition, the Company also acquired a cultivation and processing facility in Minnesota since September 30, 2021.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $(175,538) thousand, an increase of $(41,262) thousand or 31% compared to the nine months ended September 30, 2021. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned Retail stores as well as to newly acquired Retail stores as discussed above. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 25% of total revenues during the nine months ended September 30, 2022 as compared to 32% during the nine months ended September 30, 2021.

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

For the three and nine months ended September 30, 2022, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the nine months ended September 30, 2022, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

Total Expenses

Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and marketing and branding activities. It also includes a significant investment in the corporate infrastructure required to support the Company’s ongoing business.

Retail selling costs generally correlate to revenue. As new locations begin operations, these locations generally experience higher selling costs as a percentage of revenue compared to more established locations, which experience a more constant rate of selling costs. As a percentage of sales, the Company expects selling costs to remain constant in the more established locations and increase in the newer locations as the business continues to grow.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net Income Before Non-Controlling Interest	$10,148	$21,586	$64,565	$56,315
Interest Income, net	(1,085)	(328)	(2,609)	(674)
Interest Expense, net	4,644	7,616	16,113	16,419
Provision For Income Taxes	32,969	37,320	102,440	98,203
Other Income (Expense), Net	2,085	(8,125)	(14,933)	(9,805)
Depreciation and amortization	24,518	17,173	71,706	47,239
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$73,279	$75,242	$237,282	$207,697
Stock-based compensation, non-cash	7,878	4,995	19,362	14,698
Acquisition, transaction and other non-operating (income) costs	3,306	944	(26,405)	9,425
Adjusted Operating EBITDA (non-GAAP measure)	$84,463	$81,181	$230,239	$231,820

Liquidity, Financing Activities During the Period, and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had total current liabilities of $129,439 thousand and $204,379 thousand, respectively, and cash and cash equivalents of $147,258 thousand and $230,420 thousand, respectively, to meet its current obligations. The Company had working capital of $189,121 thousand as of September 30, 2022, an increase of $29,270 thousand as compared to December 31, 2021. This increase in working capital was primarily driven by an additional $55,000 thousand tenant improvement allowance provided as part of the third amendment to the lease of one of the Company's cultivation and processing facilities in Danville, Pennsylvania with Innovative Industrial Properties, Inc. (“IIP”).

The Company is an early-stage growth company generating cash from revenues, deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, investor and industry relations.

While the Company's revenue, gross profit and operating income were not materially impacted by COVID-19 and the Company maintained the consistency of its operations during the first nine months of 2022, the effects of COVID-19 may impact the Company's business operations for reasons including the potential quarantine of employees or those of supply chain partners. The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2022 and 2021, were as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net Cash Provided by Operating Activities	$88,220	$82,767
Net Cash Used in Investing Activities	$(161,168)	$(148,280)
Net Cash Provided by (Used in) Financing Activities	$(10,214)	$267,547

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1 - Overview and Basis of Presentation of this Report.

Critical Accounting Policies and Significant Judgements and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in the 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in the 2021 Form 10-K. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

Remediation Plan and Status for Material Weakness

In response to the identified material weakness in the 2021 Form 10-K, the Company's management, with the oversight of the Audit Committee of the Company's Board of Directors, have developed a plan to remediate the material weakness including designing and implementing improved processes and internal controls with the intent of ensuring proper application of relevant accounting guidance. The Company took steps during the first three quarters of 2022 to enhance the control environment and will continue to evaluate these controls over the remainder of the year.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have been no changes in the Company's internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Subordinate Voting Shares

During the three months ended September 30, 2022, shareholders of the Company converted 28,341 Multiple Voting Shares into 2,834,100 Subordinate Voting Shares.

Multiple Voting Shares

During the three months ended September 30, 2022, shareholders of the Company converted 28,341 Super Voting Shares into 28,341 Multiple Voting Shares and 28,341 Multiple Voting Shares into 2,834,100 Subordinate Voting Shares.

Super Voting Shares

During the three months ended September 30, 2022, shareholders of the Company converted 28,341 Super Voting Shares into 28,341 Multiple Voting Shares.

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

Date: November 3, 2022

GREEN THUMB INDUSTRIES INC.

/s/Anthony Georgiadis
By: Anthony Georgiadis
Title: Chief Financial Officer

Date: November 3, 2022