Form 10-K
period 2022-12-31
Green Thumb Industries Inc.
filed 2023-03-01
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of February 20, 2023, there were 207,816,253 shares of the registrant’s Subordinate Voting Shares, 3,853,100 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 25,169,000 shares of the registrant’s Super Voting Shares (on an as converted basis) outstanding.

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares, and Super Voting Shares (on an as converted basis, based on the closing price of these Subordinate Voting Shares on the Canadian Stock Exchange) on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, held by nonaffiliates was $1,731,448 thousand.

DOCUMENTS INCORPORATED BY REFERENCE

Part I of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant's Amendment No. 2 Registration Statement on Form S-1 (No. 333-248213) to the extent stated herein under the heading "History of the Company."

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2023 General Annual Meeting of Stockholders (the “2023 Proxy Statement”). The 2023 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2022, the end of the registrant’s fiscal year.

GREEN THUMB INDUSTRIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2022

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

Originally founded in 2014, Green Thumb began operations in 2015 upon the award of a medical marijuana license for cultivation/processing and retail sale of cannabis in Illinois. The Company has since expanded its operational footprint to 15 U.S. markets, including California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. Currently, Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores (which we refer to as our Consumer Packaged Goods business). The Company also owns and operates retail cannabis stores that include a national chain called RISE, as well as retail stores operating under other names, many of which are in the process of being rebranded to RISE. Our retail stores sell a combination of our products and third-party products (which we refer to as our Retail business).

The Company, through its subsidiaries, owns state-licensed medical and/or adult-use marijuana businesses in California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. We also license our intellectual property and certain brands to a licensee in Colorado. The following organizational chart describes the organizational structure of the Company as of December 31, 2022. See Exhibit 21.1 to this document for a list of subsidiaries of the Company. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted in Exhibit 21.1. In part, the complexity of our organization structure is due to state licensing requirements that mandate that we maintain the corporate identity of our operating license holders.

Green Thumb Industries Inc.
Publicly Traded Entity
GTI23, Inc.
VCP23, LLC
For Success Holding Company
TWD18, LLC
VCP IP Holdings, LLC
VCP Real Estate Holdings, LLC
Vision Management Services, LLC
GTI Core, LLC
GTI New Jersey, LLC
GreenStar Herbals, Inc.
Liberty Compassion, Inc.
RISE Holdings, Inc.
Fiorello Pharmaceuticals, Inc.
GTI-Clinic Illinois Holdings, LLC
GTI Pennsylvania, LLC
KW Ventures Holdings, LLC
GTI Ohio, LLC
GTI Rhode Island, LLC
GTI Maryland, LLC
Bluepoint Apothecary, LLC
Southern CT Wellness & Healing, LLC
Advanced Grow Labs, LLC
Dharma Pharmaceuticals, LLC
LeafLine Industries, LLC
KSGNF, LLC
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

Financing Activities

(i) Construction Loan

On October 12, 2022, the Company entered into a construction-to-permanent financing arrangement (the “Construction Loan”) which provided funding for the construction of a cultivation and processing facility in the amount of up to $31,000 thousand, which, as of December 31, 2022, the Company has drawn $18,345 thousand on the facility. The Construction Loan will bear interest at the U.S. prime rate plus 1%, with a floor of 5%, and mature upon the earlier of the completion of the construction, or 24 months from the date of issuance. Interest only payments became due on the first of each month beginning on November 1, 2022. Upon maturity, the Construction Loan will convert to a ten year mortgage note with a fixed interest rate of 3% over the weekly average yield of the U.S. treasury securities adjusted to a constant maturity of five years, with a floor of 5%. Payments of both principal and interest will be due on the first day of each calendar month following conversion of the Construction Loan.

(ii) Senior Secured Notes

On April 30, 2021, the Company closed a $216,734 thousand senior secured non-brokered private placement financing through the issuance of senior secured notes (the “April 30, 2021 Notes”) pursuant to the Second Amendment to the Note Purchase Agreement (the “Note Purchase Agreement”). The Company used the proceeds to retire the Company’s existing $105,466 thousand, senior secured notes due May 22, 2023 (the “May 22, 2019 Notes”) and the remaining proceeds for general working capital purposes as well as various growth initiatives. The April 30, 2021 Notes had a maturity date of April 30, 2024 and bear interest from the date of issue of 7.00% per annum, payable quarterly, with an option, at the discretion of the Company, to extend for an additional twelve months. The financing permitted the Company to borrow an additional $33,266 thousand over the next twelve months. The purchasers of the April 30, 2021 Notes also received 1,459,044 warrants (the “Warrants”) which allow the holder to purchase one Subordinate Voting Share of the Company at an exercise price of $32.68 per share, for a period of 60 months from the date of issue.

On October 15, 2021, the Company amended its existing Notes Purchase Agreement with the Second Amended Notes Purchase Agreement dated April 30, 2021, for the purposes of borrowing an additional $33,200 thousand, as permitted under the April 30, 2021 Notes Purchase Agreement (the “Amended Notes”). The additional borrowings have terms consistent with the April 30, 2021 Notes and increase the total amount borrowed to $249,934 thousand. The Company intends to use the additional proceeds for general working capital purposes as well as various growth initiatives. The purchasers of the Amended Notes received an additional 243,303 warrants which allow the holder to purchase one Subordinate Voting Share of the Company at an exercise price of $30.02 per share, for a period of 60 months from the date of issue.

On July 14, 2022, Green Thumb announced it exercised its right to extend the maturity date of the April 30, 2021 Notes by one year from April 30, 2024 to April 30, 2025. The April 30, 2021 Notes have a total principal amount of $249,934 thousand, and bear interest at a rate of 7.0% per annum that is paid quarterly. The extended maturity date did not involve any amendments to the April 30, 2021 Notes or any additional consideration to the existing lenders.

(iii) IIP Real Estate Funding

Danville, Pennsylvania

On November 12, 2019, the Company closed a sale and lease back transaction to sell its Danville, Pennsylvania cultivation and processing facility to Innovative Industrial Properties, Inc. (“IIP”). Under a long-term agreement, the Company leased back the facility and continues to operate and manage it. The purchase price for the property was $20,300 thousand, excluding transaction costs. The Company made certain improvements to the property that have significantly enhanced production capacity, for which IIP provided reimbursement of $19,300 thousand.

On June 29, 2022, the Company amended its original lease agreement (the “Amendment”) with IIP associated with Danville, Pennsylvania cultivation and production facilities. The Amendment provided an additional tenant improvement allowance of $55,000 thousand to be used on enhancements to the facility.

Toledo, Ohio

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

Oglesby, Illinois

On March 6, 2020, the Company closed a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to an unrelated third party, IIP. Under a long-term agreement, the Company leased back the facility and continues to operate and manage it. The purchase price for the property was $9,000 thousand, excluding transaction costs. The Company made certain improvements to the property that have significantly enhanced production capacity, for which IIP provided reimbursement of $41,000 thousand.

(iv) Registration Statement on Form S-1

On February 8, 2021, the SEC declared effective the Company’s Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,074 of the Subordinate Voting Shares of the Company registered on the Form S-1 at a price of $32.03 per share for a total of $100,000 thousand. The transaction closed on February 9, 2021. On February 23, 2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares of the Company at a price of $35.50 per share, for a total of $55,803 thousand. The Company used the net proceeds from the sale of securities for general corporate purposes, which included capital expenditures, working capital and general and administrative expenses. The Company also used a portion of the net proceeds to acquire or invest in businesses or products that are complimentary to the Company's own businesses and products.

Certain Recent Developments

On January 1, 2023, Anthony Georgiadis, who is also a member of the the Company's Board of Directors (the “Board”), was promoted to President, having previously served as the Company’s Chief Financial Officer; Mathew Faulkner, was promoted to Chief Financial Officer from his previous role as Chief Accounting Officer, and Bret Kravitz was appointed as General Counsel from the role of Chief Counsel. Also on January 1, 2023, Dawn Wilson Barnes joined the Board.

On March 1, 2022, the Company acquired the remaining 50% ownership interests of ILDISP, LLC (“ILDISP”) from the Company's former membership interest partner for the purposes of expanding the Company's operational capacity in the Illinois market. Prior to March 1, 2022, one of the two retail stores owned by ILDISP, RISE Effingham, was consolidated by Green Thumb as the Company was determined to be the primary beneficiary of the variable interest entity. The other retail store was accounted for as an equity method investment given the Company's 50% ownership interest and its ability to significantly influence that store's operations. The total consideration exchanged included $18,623 thousand in cash, which included $250 thousand in deferred consideration, which was paid in September 2022, along with 204,036 Subordinate Voting Shares valued at approximately $3,785 thousand.

On December 30, 2021, the Company closed on its acquisition of LeafLine Industries, LLC (“LeafLine”) which expanded the Company's national footprint into the Minnesota cannabis market, for $38,731 thousand in cash and 5,513,942 Subordinate Voting Shares (including 386,002 deferred shares) valued at approximately $117,833 thousand. LeafLine is one of only two licensed cultivators in the Minnesota medical cannabis market, licensed to grow, process and dispense medical cannabis directly to patients. LeafLine has one cultivation facility and six retail stores which are currently open and operating.

On November 1, 2021, the Company closed on its acquisition of MDHWC Management Corp., which holds contractual interests in Maryland Health and Wellness Center, Inc. a Maryland-based medical dispensary (collectively referred to as “MDHWC”), for $8,320 thousand in cash and 309,157 Subordinate Voting Shares valued at approximately $6,375 thousand. On September 23, 2022, Green Thumb received approval from the Maryland Cannabis Commission to exercise our option to purchase all of the outstanding shares held by the former owner of Maryland Health and Wellness Center Inc. in exchange for $30 thousand in cash. The exercise of this option also resulted in the termination of the MSA that was in place since the date of acquisition.

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

On August 2, 2021, the Company closed on its acquisition of Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC (collectively referred to as “Summit”), which both hold contractual interests in Summit Medical Compassion Center, Inc., a non-profit corporation with vertically integrated cannabis operations in Rhode Island. The acquisition expanded the Company's national footprint into the Rhode Island cannabis market and was completed for 2,387,807 Subordinate Voting Shares (including 303,599 deferred shares) valued at approximately $69,874 thousand. The acquisition included one of only three retail locations in Rhode Island.

On July 1, 2021, the Company closed on its acquisition of Dharma Pharmaceuticals, LLC (“Dharma”). The acquisition expanded the Company's national geographic footprint into the Virginia cannabis market and was completed for $15,175 thousand in cash and 2,298,779 Subordinate Voting Shares (including 229,878 deferred shares) valued at approximately $75,897 thousand. As one of only five licensees in the Virginia medical cannabis market, Dharma is licensed to grow, process and distribute cannabis to patients through its own retail stores, as well as third party dispensaries. The acquisition included one open and operating cultivation and production facility and one retail location in Virginia. Green Thumb has subsequently opened three additional stores, and has the ability to open two additional retail locations in Virginia.

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

Description of the Business

Overview of the Company

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb promotes well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while giving back to the communities in which it serves. As of December 31, 2022, Green Thumb has operations across 15 U.S. markets, employs approximately 3,800 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes that we use to produce our consumer packaged goods in 18 owned and operated manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product category are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the 15 U.S. markets Green Thumb operates in including Green Thumb’s own RISE stores.

Green Thumb owns and operates a national cannabis retail chain called RISE that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, we own stores under other names, primarily where we co-own the stores or naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (less than 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE stores currently are located in 13 of the states in which we operate. As of December 31, 2022, the Company had 77 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, our ability to obtain local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Financial Highlights and Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party licensed retail customers as well as the sale of finished products to consumers in its retail stores.

The percentage of total revenue contributed by operations of the Consumer Packaged Goods segment was 25%, 31% and 29% for the years ended December 31, 2022, 2021 and 2020 respectively. The percentage of total revenue contributed by the Retail segment was 75%, 69% and 71% for the years ended December 31, 2022, 2021 and 2020, respectively. See Item 7—“Management Discussion and Analysis” for details on key financial highlights.

As of the year ended December 31, 2022, Green Thumb has operating revenue in 15 markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia).

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

Manufacturing

Our branded products are produced in manufacturing facilities across 14 U.S. states in which the primary activity is the cultivation, processing and manufacture of cannabis consumer packaged goods. The majority of our finished goods production is manufactured by our owned production facilities. However, we also have entered into manufacturing agreements with third parties, primarily for our cannabidiol (“CBD”) business lines, none of which account for more than 1% of finished goods production.

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

Significant Customers

Customers of our Consumer Packaged Goods business include legal state-licensed cannabis stores within each U.S. state in which we operate. The majority of our branded consumer packaged goods are distributed to unrelated third-party licensed retail cannabis stores. Green Thumb is not dependent upon a single customer, or a few customers, and the loss of any one or more of our customers would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during the fiscal years ended December 31, 2022, 2021 or 2020, respectively.

Merchandise

To meet the array of unique customer needs, we offer a variety of cannabis products at each of our RISE and other stores, totaling thousands of SKUs in managed inventory, covering a comprehensive list of packaged product categories including flower, concentrates, topicals (bath and beauty products) and edibles (confection, beverages, snacks).

We leverage our owned retail channel, RISE and our other stores to distribute our branded product portfolio, such as &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM.

All products that are sold have passed state-mandated third-party testing as required by applicable law to help assure that they do not contain impermissible levels of toxins, microbials or other harmful substances, and that they meet the Company's vendor requirements for quality assurance and reliability. Products are inventoried in a comprehensive seed-to-sale tracking software to minimize product slippage and inventory deviation.

Omnichannel Distribution

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

As the Company became licensed to cultivate cannabis, we have developed proprietary cultivation techniques. The Company has also developed certain proprietary intellectual property for operating butane extraction, carbon dioxide extraction and ethanol extraction machinery, including production best practices, procedures and methods. This requires specialized skills in cultivation, extraction and refining.

The Company relies on its code of conduct agreements to protect its intellectual property rights. To the extent the Company describes or discloses its proprietary cultivation or extraction techniques in its applications for cultivation or processing licenses, the Company redacts or requests redaction of such information prior to public disclosure.

The Company has sought U.S. patent protection for certain of its Doctor Solomon’s products, namely a utility patent for compositions and methods for treating skin and neuropathic conditions and disorders. Where commercially reasonable, we will seek further U.S. patent protection on other eligible products and services. The Company owns several website domains, including www.gtigrows.com, numerous social media accounts across all major platforms, and various phone and web application platforms.

The Company has successfully registered over 80 trademarks across the United States and internationally and has additional trademark applications pending. The Company anticipates feedback on outstanding submitted applications on a rolling basis. As such, the Company will continue to rely on common law protection for these brands during the trademark registration process. Moreover, the Company will proactively seek intellectual property protection for brand expansions in current markets as well as any new market expansion. For additional details on the risks associated with the lack of trademark protection, see Item 1A—“Risk Factors” with respect to intellectual property.

For incredibles branded cannabis products, the Company has entered into a licensing contract with a third party that holds licenses to engage in the sale of cannabis in the state of Colorado, where the Company does not have licenses to operate cultivation and processing facilities. Such third party directly engages in or arranges for the sourcing, manufacturing, laboratory testing, quality assurance, storage, marketing, sales, distribution and delivery of products containing cannabis and remits licensing fees to the Company.

Joint Ventures

We utilize joint ventures when necessary to comply with state regulatory requirements in certain states. Partnering with one or more non-affiliated third parties provides the Company with the opportunity to mitigate certain operational and financial risks while ensuring continued compliance with the applicable regulatory guidelines. As of December 31, 2022, the Company has joint ventures for the operation of (i) a dispensary in Westport, Connecticut of which the Company holds a 46% interest, (ii) a Massachusetts operator of which the Company holds less than a 10% interest and (iii) a California-based cannabis-infused beverage company of which the Company holds a 20% interest.

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

Number of Employees

As of December 31, 2022, Green Thumb employs approximately 3,800 team members nationwide including corporate, retail and cultivation and processing, both full- and part-time employees, and including but not limited to: finance and accounting, legal and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, real estate, information technology and human resources. We offer a comprehensive package of company-sponsored benefits to our team. Eligibility depends on the full-time or part-time status, employee location and other factors, and benefits include participation in a 401(k) retirement savings plan, medical and dental plans, disability insurance, employee assistance programs and life insurance. Additionally, we believe in aligned incentives and use our employee stock and incentive plan for a competitive total rewards program.

Our employees are split across the Company as follows:

Corporate:	324
Retail:	2,041
Cultivation and Processing:	1,398
Total	3,763

Approximately 350 of our employees at various cultivation and retail facilities have elected to be represented by a labor organization for purposes of collective bargaining.

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

Competitive Conditions and the Company’s Position in the Industry

Competition

The markets in which the Company distributes its products and operates retail stores are highly competitive. Some of those markets have relatively high barriers to entry due to the licensing requirements. The Company competes directly with other cannabis producers and retailers, some of which operate only in a specific market and some of which operate across several U.S. markets. More broadly, Green Thumb views manufacturers of other consumer products, such as those in the pharmaceuticals, alcohol, tobacco, health and beauty and functional wellness industries, as potential competitors. Product quality, performance, new product innovation and development, packaging, customer experience and consumer price/value are important differentiating factors.

The Company faces competition from other companies that may have a longer operating history, a higher capitalization, additional financial resources, more manufacturing and marketing experience, greater access to public equity and debt markets and more experienced management than the Company. Increased competition by larger and better financed competitors could materially affect the business, financial condition and results of operations of the Company. The vast majority of both manufacturing and retail competitors in our markets consist of localized businesses (i.e. doing business in only a single state market). There are a few multistate operators with whom the Company competes directly in several of the Company’s operating markets. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter those markets through acquisitions are also part of the competitive landscape. Similarly, as the Company executes its national U.S. growth strategy, operators in our future state markets will inevitably become direct competitors.

Because of the early stage of the industry in which the Company operates, the Company faces additional competition from new entrants. If the number of consumers of medical and adult-use cannabis in the states in which the Company operates its business increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and as states make more cannabis licenses available. To remain competitive, the Company will require a continued high level of investment in research and development, marketing, sales and client support. The Company may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of its operations.

In addition, the Company experiences significant competition for its products from illicit operators who are not licensed pursuant to their state’s cannabis laws and regulations. Moreover, markets across the United States have seen the widespread proliferation of hemp-based products purporting to contain psychoactive amounts of THC, including Delta-8 tetrahydrocannabinol, Delta-9 tetrahydrocannabinol, and many other cannabinoids derived or synthesized from hemp that purport to cause a psychoactive effect (“psychoactive hemp-based products”). Most psychoactive hemp-based products on the market are derived from the chemical conversion of hemp-derived cannabidiol (“CBD”). These products are marketed in a legal grey area due to ambiguities created in the 2018 Farm Bill that effectively legalized hemp (cannabis containing less than 0.3% percent THC) on a national level. These psychoactive hemp-based products are frequently not being manufactured and distributed in the U.S by state-licensed cannabis processors and dispensaries. Instead, they are being manufactured and distributed by, for example, convenience stores, gas stations, smoke shops, head shops, and the Internet. These products do not appear to be subject to the testing, packaging, labeling, licensing and other requirements applicable to the Company’s products such as seed-to-sale tracking (which makes product recalls possible) and are being sold without state-mandated cannabis excise taxes applied, thus leading to significant price differentials with the Company’s products.

Given the pricing differential and the absence of state cannabis excise taxes, the continued proliferation of unregulated psychoactive hemp-based products through unlicensed distribution points could ultimately alter certain elements of the current cannabis market in the U.S. Recently, however, several states have begun to promulgate new regulations and interpretations of existing regulations that effectively prohibit the development of these products. If this trend continues, the potential impact of psychoactive hemp-based products on the cannabis market could be blunted. Proposed federal legislation, if passed, could also severely limit or prevent altogether the proliferation of psychoactive hemp-based products.

See Item 1A—“Risk Factors” for more information with respect to competition.

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

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. The Obama Administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum that Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a prosecution or enforcement priority for the Department of Justice.

On January 4, 2018, then U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. Despite its rescission, as of December 31, 2022, federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide. Attorney General Merrick Garland stated during his congressional testimony in February 2021, that the Justice Department would not pursue cases against Americans complying with laws of the states that have legalized and are regulating marijuana. In October 2022, President Joseph R. Biden, announced that marijuana scheduling under federal law would be reviewed, noting that marijuana is scheduled as more dangerous than fentanyl and methamphetamine, two substances that are driving an overdose epidemic in the country. In October 2022, President Biden also announced a mass pardon of persons who had been convicted of simple marijuana possession under federal law. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis.

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

•
The cannabis-related activities adhere to the scope of the licensing obtained - for example, in states where only medical cannabis is permitted, the products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis; in states where cannabis is permitted for adult-use, the products are only sold to individuals who meet the requisite age requirements;

•
Our operating subsidiaries must pass a range of requirements, adhere to strict business practice standards and be subject to strict regulatory oversight to ensure that no revenue is distributed to criminal enterprises, gangs or cartels;

•
We have implemented an inventory tracking system and necessary procedures to help ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products, and we employ strict customer identification protocols to prevent sales to minors;

•
Our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, and we are not engaged in any other illegal activity; and

•
We conduct reviews of products and product packaging to ensure that such products and product packaging comply with applicable regulations and contain necessary disclaimers about the contents of the products.

There have been efforts at reforming federal cannabis law. As of December 31, 2022, there were more than a dozen proposed congressional bills addressing myriad regarding the cannabis industry, from banking and tax reform to full legalization. However, none have passed into law.

There does exist a legislative safeguard for the medical cannabis industry, appended to the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal law against regulated medical cannabis actors operating in compliance with state and local law. On December 29, 2022, the amendment was renewed as part of the Consolidated Appropriations Acts of 2023, H.R. 2617, which is effective through September 30, 2023.

The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the Department of Justice and the current administration. Regardless, cannabis remains illegal at the federal level. The U.S. federal government has always reserved the right to enforce federal law over the sale and disbursement of medical or adult-use cannabis, even if state law authorizes such sale and disbursement. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the Controlled Substances Act with respect to cannabis, there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

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

Federal Law and Ability to Access Public and Private Capital

Due to the present state of the laws and regulations governing financial institutions in the U.S., banks often refuse to provide services to businesses involved in the cannabis industry and U.S. multistate operators are currently not permitted to list securities on the U.S. securities exchanges. Consequently, it may be difficult for us to obtain financing from large U.S. financial institutions.

We have historically, and continue to have, access to equity and debt financing from non-public (i.e., private placement) markets and state-chartered financial institutions. Our executive team and Board also have extensive relationships with sources of capital (such as funds and high net worth individuals).

In addition to our working capital, we continue to generate adequate cash to fund our operations from capital raising transactions. Our business plan continues to include growth, in the form of acquisitions and through facility expansion and improvements. Accordingly, we expect to raise additional capital, both in the form of debt and new equity offerings, during the next few years.

However, there can be no assurance that additional financing will be available to us when needed or on terms that are acceptable.

Restricted Access to Banking and Other Financial Services

The United States Department of the Treasury's Financial Crimes Enforcement Networks, which we refer to as “FinCEN”, issued the FinCEN Memorandum on February 14, 2014, outlining the pathways for financial institutions to back cannabis businesses in compliance with federal enforcement priorities. These guidelines include burdensome due diligence expectations and reporting requirements. The FinCEN Memorandum outlines the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws.

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

On March 7, 2019, Democratic U.S. representative Ed Perlmutter of Colorado introduced the SAFE Banking Act, which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill passed with strong bipartisan support in the House of Representatives on September 25, 2019. The House passed the SAFE Banking Act numerous times since then, most recently on February 4, 2022, as an amendment to the America COMPETES Act. However, the SAFE Banking Act failed to pass in the U.S. Senate. It was not introduced for formal voting, nor was it included in the December 2022 Consolidated Appropriations Act.

State Cannabis Law

State laws that permit and regulate the production, distribution and use of cannabis for adult-use or medical purposes are in direct conflict with federal law. Although certain states and territories of the U.S. authorize medical and/or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia are criminal acts under the Controlled Substances Act. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding that may be brought against the Company.

As of December 31, 2022, 37 states, (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia) have legalized the cultivation and sale of cannabis for medical purposes. In 21 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale. In November 2020, voters in Arizona, Montana and New Jersey voted by referendum to legalize cannabis for adult-use, and voters in Mississippi legalized cannabis for medical use. In February 2021, adult-use cannabis became legal in New Jersey. Adult-use cannabis was legalized in New York one month later in March 2021. Adult-use was legalized in Connecticut in June 2021. Virginia became the first southern state to legalize cannabis for adult-use in July 2021. In May of 2022, Rhode Island’s governor passed its adult-use measure into law. In November 2022, Maryland and Missouri voters passed ballot measures approving adult-use, with both programs expected to begin in 2023.

Company’s Medical-Only Markets

All of the medical-only markets in which the Company does business (Florida, Maryland, Minnesota, New York, Ohio, Pennsylvania, and Virginia) have written regulations that impose limitations on the number of cannabis business licenses that can be awarded by the state. In each of these markets, we have a proven track record of: (i) entering the market through state-granted awards based on the merit of our application and business plans; and/or (ii) expanding market reach through accretive mergers, acquisitions, and partnership ventures. Each medical use market that also allows adult-use (including Illinois, California, Colorado, Connecticut, Massachusetts, Nevada, New Jersey and Rhode Island) has regulations specifying which medical conditions qualify a patient for a license to purchase cannabis, and generally require the approval from a physician. Maryland, New York and Virginia have also legalized adult-use cannabis, but have not fully launched their adult-use programs. As of December 31, 2022, there was only one adult-use dispensary in New York. In Virginia, there is currently no date for the start of adult-use retail sales.

Company’s Adult-Use Markets

The Company has adult-use operations in California, Connecticut, Illinois, Massachusetts, Nevada, New Jersey and Rhode Island. The Company also has a licensing and distribution contract with a third party that holds licenses to engage in the sale of cannabis in Colorado for incredibles branded cannabis products. Many of the adult-use markets in which the Company operates have fewer barriers to entry and more closely reflect free market dynamics typically seen in mature retail and manufacturing industries. The growth of these markets poses a risk of increased competition. However, management views the Company’s market share as less at risk than operators without a current operating footprint due to our established brand recognition and supply and distribution chains. Purchasers of adult-use cannabis generally are subject to higher sales taxes than those that apply to purchasers who are authorized for medical purposes. However, anecdotal evidence suggests that some consumers who meet the criteria to apply for medical licenses make adult-use purchases and avoid pursuing a state’s medical registration/qualification process.

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

Each state in which we operate specifies the types of cannabis licenses that are required for the various activities in which we engage. There are three primary types of licenses: cultivation, processing, and retail/dispensary. Cultivation licenses generally permit the holder to acquire and cultivate cannabis and sell that cannabis to dispensaries or processors. Some states allow cultivation license holders to process cannabis into marijuana-infused products as well, while other states require a separate processing license for this activity. Retail dispensary licenses permit the holder to purchase cannabis from cultivation or processing facilities and sell those products to individuals approved under their state’s medical cannabis program or, where adult-use is permitted, to adults over the age of 21. Some states require a separate license for each activity, while others issue a single vertically integrated license that allows the holder to cultivate, process, and sell cannabis.

Below is a summary overview of the regulatory and competitive frameworks in each of our operating markets. See Appendix A to this Annual Report on Form 10-K for a state-by-state list of the licenses and permits held by us.

California

California was the first state to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996.

In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act. In November 2016, voters in California overwhelmingly passed Proposition 64, the Adult-Use of Marijuana Act creating an adult-use marijuana program for adults 21 years of age or older. The Medicinal and Adult-Use Cannabis Regulation and Safety Act, which provides for a single set of regulations to govern a medical and adult-use licensing went into effect on January 1, 2018.

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

California License and Regulations

In order to legally operate a medical or adult-use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with cannabis licensing programs. Municipalities in California are allowed to determine the number of licenses they will issue to cannabis operators or can choose to ban cannabis businesses outright.

In 2021, we opened our first California retail operation in Pasadena. We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by California.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses and conditional licenses issued to us with respect to our operations in California.

Colorado

On November 7, 2000, Colorado voters approved Amendment 20, which amended the state constitution to allow the use of marijuana in the state by approved patients with written medical consent.

Amendment 64 passed on November 6, 2012, which amended the state constitution to establish a cannabis program in Colorado and permit the commercial cultivation, manufacture and sale of marijuana to adults 21 years of age or older. The commercial sale of marijuana for adult-use to the general public began on January 1, 2014.

Colorado License and Regulations

In Colorado, cannabis businesses must comply with local licensing requirements in addition to state licensing requirements in order to operate. Colorado localities are allowed to limit or prohibit the operation of marijuana cultivation facilities, product manufacturing facilities or retail stores facilities.

There are three principal license categories in Colorado: (1) cultivation, (2) product manufacturer and (3) medical center/retail store. Each facility is authorized to engage only in the type of activity for which it is licensed.

We do not have any licenses in the State of Colorado. We have a licensing and distribution contract with a third party that holds licenses to engage in the sale of cannabis in Colorado for incredibles branded cannabis products. Such third party directly engages in or arranges for the sourcing, manufacturing, laboratory testing, quality assurance, storage, marketing, sales, distribution and delivery of products containing cannabis and remits licensing fees to us. See Item 1—“Intellectual Property Patents and Trademarks” for details on licenses with respect to operations in Colorado.

Regulations for the production and sale of marijuana in Colorado are published through the Marijuana Enforcement Division of the Department of Revenue.

Connecticut

Connecticut’s medical cannabis program was introduced in May 2012 when the General Assembly passed legislation PA 12-55 “An Act Concerning the Palliative Use of Marijuana,” providing for the use of marijuana in the state by approved patients with written consent from a physician or advanced practice nurse. In June 2021, PA 21-1 was signed into law, legalizing adult-use cannabis as of July 1, 2021. The first adult-use sales in the state began in January 2023. On July 1, 2021, PA 21-1 went into effect, allowing for the purchase and use of cannabis by any adult over the age of 21.

Connecticut Licenses and Regulations

The Connecticut Department of Consumer Protection has issued regulations regarding the Medical Marijuana and Adult-use Programs in Connecticut.

There are two principal medical marijuana license categories in Connecticut: (1) cultivation/processing and (2) dispensary. We are licensed to operate one hybrid adult-use/medical marijuana cultivation/processing facility two medical marijuana dispensaries and one hybrid adult-use/medical marijuana dispensary. All licenses are, as of the date hereof, active with the State of Connecticut. Each facility licensee is independently issued.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Connecticut.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Connecticut.

Florida

In 2016, the Florida Medical Marijuana Legalization Initiative was introduced by citizen referendum and passed on November 8, 2016. This language, known as “Amendment 2,” amended the state constitution and mandated an expansion of the state’s medical cannabis program, which was previously limited to patients suffering from a diagnosed terminal condition.

Amendment 2, and the resulting expansion of qualifying medical conditions, became effective on January 3, 2017. On June 9, 2017, the Florida House of Representatives and Florida Senate passed respective legislation to implement the expanded program, which officially became law on June 23, 2017.

Florida Licenses and Regulations

There is one principal license category in Florida: the vertically-integrated Medical Marijuana Treatment Centers (“MMTC”) license. Licenses are issued by the Florida Department of Health, Office of Medical Marijuana Use, and license holders can only own one license. There is no limit on the number of facilities that can be operated under an MMTC license. We currently are approved to operate two medical cannabis cultivation/processing facilities and seven medical cannabis dispensaries under our single MMTC license. All operating facilities are, as of the date hereof, active with the State of Florida.

As our operations in Florida are vertically-integrated, we are able to cultivate, harvest, process and sell/dispense/deliver our own medical cannabis products.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Florida.

See Appendix A to this Annual Report for a list of the licenses issued to us with respect to our operations in Florida.

Illinois

In 2013, the Illinois General Assembly passed the Compassionate Use of Medical Cannabis Pilot Program Act, which went into effect on January 1, 2014, allowing the use of marijuana in the state by approved patients with written medical consent. In June 2019, the Governor signed the Cannabis Regulation and Tax Act, legalizing cannabis for adult-use and the law went into effect on June 25, 2019. Adult-use sales of cannabis began in the state on January 1, 2020.

Illinois Licenses and Regulations

There are four principal license categories in Illinois: (1) cultivation (which includes processing); (2) infusing; (3) transportation; and (4) dispensary. Dispensaries are regulated by the Illinois Department of Financial and Professional Regulation; the remainder are regulated by the Department of Agriculture. Licenses are independently issued for each approved activity for use at our facilities in Illinois. We have two cultivation facilities operating under two cultivation licenses. We have 10 operating dispensaries, which is the statutory cap, operating under 15 total licenses (10 adult-use dispensary licenses and 5 medical dispensary licenses). By applicable law, we are not permitted to add medical dispensary licenses to the 5 locations that only have adult-use sales.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Illinois.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued us with respect to our operations in Illinois.

Maryland

In 2014, the Maryland legislature passed HB 881/SB 923, establishing a comprehensive medical cannabis program and the program became operational on December 1, 2017. The Maryland Medical Cannabis Commission regulates the state program, which allows the use of marijuana in the state by approved patients with written medical consent.

In November 2022, a ballot question passed legalizing possession of up to 1.5 ounces of marijuana and home cultivation of up to two plants beginning July 1, 2023. As of February 20, 2023, no legislation has been passed to establish a licensing and regulatory framework for adult-use marijuana sales.

Maryland Licenses and Regulations

There are three principal medical marijuana license categories in Maryland: (1) cultivation, (2) processing and (3) dispensary. We own one cultivation license, one processing license and four retail dispensaries. All licenses are, as of the date hereof, active with the State of Maryland. The licenses are independently issued for each approved activity.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Maryland.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Maryland.

Massachusetts

Massachusetts legalized medical marijuana when voters passed a ballot initiative in 2012. The law took effect on January 1, 2013. Adult-use marijuana became legal in Massachusetts as of December 15, 2016, following a ballot initiative in November 2016. In September 2017, the Cannabis Control Commission was established to regulate medical and adult-use of marijuana in the state.

Massachusetts Licenses and Regulations

On the medical side, there is one principal license category in Massachusetts: a vertically integrated Medical Marijuana Treatment Center (“MTC”) license. MTCs grow, process and dispense their own marijuana. On the adult-use side, there are many license categories, but the two principal ones are Marijuana Cultivator and Marijuana Establishment (dispensary).

The Cannabis Control Commission, a regulatory body created in 2018, oversees the medical and adult-use programs, including licensing of cultivation, processing and dispensary facilities. Licensed medical dispensaries are given priority status in adult-use licensing.

We have two MTCs in Massachusetts, which include two medical cultivation facilities and three medical retail dispensaries. We have three adult-use dispensaries and one adult-use cultivation center.

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

Minnesota License and Regulations

There is one category of licensure in Minnesota: medical cannabis manufacturer.

A medical cannabis manufacturer is an entity registered with the Commissioner of Health that can cultivate, acquire, manufacture, possess, prepare, transfer, transport, supply, and dispense medical cannabis.

The main regulatory body for marijuana is the Minnesota Department of Health, Office of Medical Cannabis.

In December 2021, we acquired LeafLine Industries, one of only two licensed medical cannabis manufacturers in Minnesota. At the time of the acquisition, LeafLine operated a cultivation facility and five dispensaries. It also had the right to open three additional dispensaries. As of December 31, 2022, we have six operating dispensaries in Minnesota.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Minnesota.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Minnesota.

Nevada

Nevada became a medical marijuana state in 2001. In 2013, the Nevada legislature passed SB374, providing for state licensing of medical marijuana establishments. On November 8, 2016, Nevada voters passed NRS 435D by ballot initiative allowing for the sale of marijuana for adult-use starting on July 1, 2017. On June 12, 2019, the laws were revised, creating the Nevada Cannabis Compliance Board to oversee administration of the program. The new laws also provided that each marijuana establishment must obtain a license from its local jurisdiction as well as the state.

Nevada Licenses and Regulations

There are three principal license categories in Nevada: (1) cultivation, (2) processing and (3) dispensary. We are licensed to operate two medical and adult-use cultivation facilities, three medical and adult-use processing facilities, five medical dispensary licenses and up to thirteen adult-use retail locations. All licenses are, as of the date hereof, active with the State of Nevada. The licenses are independently issued for each approved activity for use at our facilities in Nevada.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Nevada.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Nevada.

New Jersey

On January 18, 2010, the governor of New Jersey signed into law S.119, the Compassionate Use Medical Marijuana Act, providing for permitting the use of medical cannabis with physician approval.

On July 2, 2019, the governor of New Jersey signed the Jake Honig Compassionate Use Medical Cannabis Act into law, which amended the Compassionate Use Medical Marijuana Act to allow for more license types.

After voters approved a ballot measure in November 2019, the governor of New Jersey signed three bills into law in 2021 that establish an adult-use program for adults who are at least 21 years old. New Jersey began adult-use sales in April of 2022.

New Jersey Licenses and Regulations

The New Jersey Cannabis Regulatory Commission is responsible for regulating cannabis in New Jersey. License types in New Jersey include vertically integrated medical Alternative Treatment Centers and medical or adult-use cultivator, dispensary, and manufacturer licenses.

We are licensed to operate one adult-use/medical cultivation and processing facility, one retail medical cannabis dispensary and two retail adult-use/medical dispensaries in the state of New Jersey. All licenses are, as of the date hereof, active with the State of New Jersey. The licenses are independently issued for each approved activity for use at our facilities in New Jersey.

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

In 2021, the Marijuana Regulation and Tax Act (“MRTA”) was signed into law. The MRTA legalized adult-use cannabis and established the New York Office of Cannabis Management, which continues to promulgate rules and regulations. As of December 31, 2022, only one adult-use dispensary had been approved to begin sales.

New York Licenses and Regulations

The Office of Cannabis Management is the regulatory agency that oversees the adult-use and medical marijuana program in New York. There is currently one principal medical license category in New York: Registered Organization (a vertically integrated license).

We hold a Registered Organization license, which allows us to operate one medical marijuana cultivation/manufacturing facility and four medical marijuana dispensaries. Under the MRTA we have the right to open an additional four medical dispensaries. We currently operate three medical dispensaries and we have a cultivation/manufacturing facility under construction. All operating facilities are, as of the date hereof, active with the State of New York. Only registered pharmacists can dispense medical marijuana to approved patients and caregivers.

There are nine principal adult-use license types: (1) Cultivator, (2) Processor, (3) Cooperative, (4) Distributor, (5) Retail Dispensary, (6) Microbusiness, (7) Delivery, (8) Nursery, and (9) On-site Consumption.

There will also be two adult-use licenses available to registered medical marijuana businesses: (1) Registered Organization Adult-use Cultivator Processor Distributor Retail Dispensary and (2) Registered Organization Adult-use Cultivator Processor Distributor.

Other than a microbusiness licensee and a Registered Organization Adult-use Cultivator Processor Distributor Retail Dispensary licensee, no person may hold an interest in both a cultivation/processing type license and a dispensing or retail sales type of license.

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

Ohio License and Regulations

There are three principal license categories in Ohio: (1) cultivation, (2) processing and (3) dispensary. We are licensed to operate one medical marijuana cultivation facility, one medical marijuana processing facility and five retail medical marijuana dispensaries in the state of Ohio, which is the statutory limit. All licenses are, as of the date hereof, active with the State of Ohio. The licenses are independently issued for each approved activity for use at our facilities in Ohio.

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

Pennsylvania

The Pennsylvania medical marijuana program was signed into law on April 17, 2016, under Act 16 and provided access to state residents with qualifying conditions.

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

There are two principal license categories in Pennsylvania: (1) cultivation/processing and (2) dispensary All licenses are, as of the date hereof, active with the Commonwealth of Pennsylvania. Each license is independently issued.

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

After a successful ballot measure, Rhode Island’s governor signed two measures into law in May of 2022 approving sales in the state for adults who are at least 21 years old. Adult-use sales commenced on December 1, 2022 for the five licensed medical marijuana compassion centers which were approved for hybrid retail licenses. These hybrid retail licenses allow the centers to sell both medical and adult-use marijuana products in retail settings.

Rhode Island Licensure and Regulations

There are two categories of medical cannabis licensure in Rhode Island: compassion center (which includes cultivation and dispensary) and cultivator. The program is overseen by the Rhode Island Department of Business Regulation, Office of Cannabis Regulation.

After the passage of Rhode Island’s adult-use law in 2022, existing operators became eligible to receive hybrid licenses, allowing them to cultivate and/or sell cannabis to adults ages 21 and over. The Cannabis Control Commission, which as of December 31, 2022 has not been formed, is to oversee regulations and additional licensing under the adult-use law.

In 2021, we acquired two entities that held management agreements with Summit Medical Compassion Center, Inc., a non-profit corporation with cultivation and retail operations. Both the cultivation and retail operations received hybrid licensure in 2022, allowing them to grow and sell to the adult-use market.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Rhode Island.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses issued to us with respect to our operations in Rhode Island.

Virginia

In 2017, Virginia passed a law that allowed patients suffering from intractable epilepsy access to cannabidiol (“CBD”) or THC-A oil. In 2018, this law was significantly expanded, which allowed any medical condition to qualify with state-certified physician, nurse practitioner or physician assistant recommendation. The next year, the law was amended to allow for higher potency THC. In February 2021, cannabis was legalized for adult-use. There is currently no date for the start of adult-use retail sales.

Virginia License and Regulations

There are currently two principal license categories in Virginia: (1) pharmaceutical processing and (2) dispensing. The primary regulatory body for cannabis is the Virginia Department of Health Professions: Board of Pharmacy. A pharmaceutical processor must obtain a permit from the Board of Pharmacy.

A cannabis dispensing facility is owned, at least in part, by a pharmaceutical processor.

We have one pharmaceutical processor permit and four dispensary permits. We have the right to open two more dispensaries pending regulatory approval.

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
•
We may not be able to obtain or maintain necessary permits and authorizations.
•
We may be subject to heightened scrutiny by Canadian regulatory authorities.
•
We may face limitations on ownership of cannabis licenses.
•
We may become subject to U.S. Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.
•
Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.
•
We may face difficulties acquiring additional financing.
•
We face intense competition.
•
We face competition from unregulated products.
•
We are dependent on the popularity and of consumer acceptance of our brand portfolio.
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
•
We rely on third-party software providers for numerous capabilities we depend upon to operate, and a disruption of one or more or more of these systems could adversely affect our business.
•
We face an inherent risk of product liability and similar claims.

•
Our products may be subject to product recalls.
•
We may face unfavorable publicity or consumer perception.
•
Our voting control is concentrated.
•
Our capital structure and voting control may cause unpredictability.
•
Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of our Subordinate Voting Shares.

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

Cannabis is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (21 U.S.C. § 811). The Controlled Substances Act classifies cannabis as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law. Unless and until Congress amends the Controlled Substances Act with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, enforcement of federal law regarding cannabis is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

Our activities are, and will continue to be, subject to evolving regulation by governmental authorities. We are directly or indirectly engaged in the medical and adult-use cannabis industry in the United States where local and state law permits such activities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge, and management may not be able to predict all such risks.

As of December 31, 2022, 37 states (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands, and the District of Columbia) have legalized the cultivation and sale of cannabis for medical purposes. In 21 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale. In November 2020, voters in Arizona, Montana and New Jersey voted by referendum to legalize cannabis for adult-use, and voters in Mississippi legalized cannabis for medical use. In February 2021, adult-use cannabis became legal in New Jersey. Adult-use cannabis was legalized in New York in March 2021. Adult-use was legalized in Connecticut in June 2021. Virginia became the first southern state to legalize cannabis for adult-use in July 2021. In May of 2022, Rhode Island’s governor passed its adult-use measure into law. In November 2022, Maryland and Missouri voters passed ballot measures approving adult-use, with both programs expected to begin in 2023.

Despite this, our activities in the medical and adult-use cannabis industry are illegal under the applicable federal laws of the United States. There can be no assurances that the federal government of the United States will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to us and our business, including our reputation, profitability and the market price of our publicly traded shares, and could result in the forfeiture or seizure of all or substantially all of our assets.

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

On January 4, 2018, then U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. Despite its rescission, as of December 31, 2022, federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide. Attorney General Merrick Garland stated during his congressional testimony in February 2021 that the Justice Department would not pursue cases against Americans complying with laws of the states that have legalized and are regulating marijuana. In October 2022, President Joseph R. Biden announced that marijuana scheduling under federal law would be reviewed, noting that marijuana is scheduled as more dangerous than fentanyl and methamphetamine, two substances that are driving an overdose epidemic in the country. President Biden also announced a mass pardon of persons who had been convicted of marijuana possession under federal law. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis.

There have been efforts at reforming federal cannabis law. As of December 31, 2022, there were more than a dozen proposed congressional bills addressing myriad issues regarding the cannabis industry, from banking and tax reform to full legalization. However, none have passed into law.

There does exist a legislative safeguard for the medical cannabis industry, appended to the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal law against regulated medical cannabis actors operating in compliance with state and local law. On December 29, 2022, the amendment was renewed as part of the Consolidated Appropriations Acts of 2023, H.R. 2617, which is effective through September 30, 2023.

The uncertainty of U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations present major risks for us.

We may be subject to action by the U.S. federal government.

Since the cultivation, processing, production, distribution and sale of cannabis for any purpose, medical, adult-use or otherwise, remain illegal under U.S. federal law, it is possible that we may be forced to cease activities. The U.S. federal government, through, among others, the Department of Justice, its sub-agency the Drug Enforcement Administration and the U.S. Internal Revenue Service, has the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers. The U.S. federal government may also attempt to seize the property of the Company. Any action taken by the Department of Justice, the Drug Enforcement Administration and/or the Internal Revenue Service to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

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

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states or under those laws would be materially and adversely affected. As they amend or develop legislation and regulations, state and local regulators and legislatures may use the regulatory process to slow the growth of multistate operators like the Company, with the intent of creating increased opportunities for resident farmers and entrepreneurs, which could severely restrict our ability to operate in those jurisdictions. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect the Company, our business and our assets or investments. Maintaining compliance with complex and ever-changing regulations and laws, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures implemented by the Company are compliance-based and are derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators, if any. Notwithstanding the Company’s efforts and diligence, regulatory compliance and the process of obtaining and maintaining regulatory approvals can be costly and time-consuming. No assurance can be given that the Company will receive or be able to maintain the requisite licenses, permits or cards to continue operating our businesses.

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

Multiple states where medical and/or adult-use cannabis is legal have or are considering special taxes or fees on businesses in the marijuana industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon the Company’s business, prospects, revenue, results of operation and financial condition.

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

We may not be able to obtain or maintain necessary permits and authorizations

Our subsidiaries may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate their respective businesses, or may only be able to do so at great cost. In addition, our subsidiaries may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on a subsidiary’s ability to operate in the cannabis industry, which could have a material adverse effect on our business, financial condition or results of operations.

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

We may become subject to U.S. Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.

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

In the United States, the “SAFE Banking Act” was adopted by the U.S. House of Representatives, which would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows state law. However, the U.S. Senate has yet to take up the SAFE Banking Act for a vote and it was not included in the December 2022 Consolidated Appropriations Act. There can be no assurance that it will be passed as presently proposed or at all.

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

Our business and activities are heavily regulated in all jurisdictions where we conduct business. Our operations are subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products. The commercial cannabis industry is still a new industry at the state and local level. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. Any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance. Maintaining compliance with complex and ever-changing regulations, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws.

We may face difficulties in enforcing our contracts.

Because our contracts involve cannabis and other activities that are not legal under federal law and in some state jurisdictions, we may face difficulties in enforcing our contracts in federal courts and certain state courts. We cannot be assured that we will have a remedy for breach of contract, which could have a material adverse effect on us.

We have limited trademark protection.

We are not able to register any federal trademarks for our cannabis products. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is a crime under the Controlled Substances Act, the Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, we likely will be unable to protect our cannabis product trademarks beyond the geographic areas in which we conduct business. The use of our trademarks outside the states in which we operate by one or more other persons could have a material adverse effect on the value of such trademarks.

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

Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as cannabidiol, commonly referred to as CBD and tetrahydrocannabinol, commonly referred to as THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Further, the federal illegality of cannabis and associated limits on our ability to properly fund and conduct research on cannabis and the lack of formal Food and Drug Administration oversight of cannabis, there is limited information about the long-term safety and efficacy of cannabis in it various forms, when combusted or combined with various cannabis and/or non-cannabis derived ingredients and materials or when ingested, inhaled or topically applied. Future research or oversight may reveal negative health and safety effects, which may significantly impact our reputation, operations and financial performance.

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

Cannabis businesses are subject to unfavorable U.S. tax treatment.

Under Section 280E of the U.S. Internal Revenue Code, as amended (“Section 280E”), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The U.S. Internal Revenue Service has applied this provision to cannabis operations, prohibiting them from deducting certain expenses associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a significant impact on the operations of cannabis companies and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses.

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

We are subject to a variety of laws that concern money laundering, financial recordkeeping and proceeds of crime. These include: the Bank Secrecy Act, as amended by Title III of the USA Patriot Act, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the rules and regulations under the Criminal Code of Canada and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

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

We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present in investments made solely by us, including: (i) we may not control the joint ventures; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; and (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. In addition, we may, in certain circumstances, be liable for the actions of our joint venture partners.

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

Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult-use cannabis with entities engaged in agriculture and real estate investment activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. In addition, in certain markets the local governments have authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because thecannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities. All of these factors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect.

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

As a relatively new industry, there are not many established operators in the medical and adult-use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares to the extent that investors may lose their entire investment.

We face risks related to our products.

We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. These products are relatively untested in the marketplace, and we cannot assure shareholders and investors that we will achieve market acceptance for these products, or other new products and services that we may offer in the future, or that our products that achieve market acceptance will be able to maintain that acceptance over time. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business. In addition, new products and services may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products and services could seriously harm our business, prospects, revenue, results of operation and financial condition. As discussed above under Item 1—“Business - Competitive Conditions and the Company’s Position in the Industry - Competition”, the Company also faces competition from products that are not subject to testing or regulation by state agencies, not subject to the same taxes, and otherwise able to be priced significantly lower than the Company’s products.

We are dependent on the popularity of consumer acceptance of our brand portfolio.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced. As the number of available licenses increase in the markets in which we operate, and the illicit market and psychoactive hemp-based products proliferate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues.

Our business is subject to the risks inherent in agricultural operations.

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

We may be adversely impacted by rising or volatile energy costs.

The Company’s cannabis growing operations consume considerable energy, which makes it vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect the business of the Company and our ability to operate profitably.

We may encounter unknown environmental risks.

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

In addition, the operations of the Company are subject to environmental regulation in the various jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the operations of the Company.

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

We rely on third-parties to provide numerous capabilities that we depend upon on to operate, and a disruption of these systems could adversely affect our business.

We are dependent on vendors and third-party software providers, such as our seed-to-sale tracking software providers and point of sale transaction processing providers to operate our business. A serious disruption to any of these could significantly limit our ability to serve our customers and operate profitably. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or otherwise meet our performance standards and expectations (including with respect to data security, compliance and data privacy and protection laws) may adversely affect our business. Further, if we found it necessary to replace any such service provider, disruptions arising from the transition of functions to an alternative provider, or the costs developing our own software if we were unable to find an alternate provider, may have a material adverse effect on our results of operations or financial condition. Any disruption could cause our business and competitive position to suffer and cause our operating results to be reduced.

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

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which the Company may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We are dependent on key inputs, suppliers and skilled labor; and fluctuations in the cost or availability of materials we use in our products and supply chain could negatively affect our results.

The marijuana business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, materials we use in our products and for the construction and development of our facilities, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers, or be sourced abroad. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Manufacturing delays or unexpected transportation delays, particularly from materials we source abroad, can also cause us to incur significantly increased costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operations and financial condition.

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

Our sales are difficult to forecast.

As a result of recent and ongoing regulatory and policy changes in the medical and adult-use cannabis industries, laws that prevent widespread participation in and otherwise hinder market research in the medical and adult-use cannabis industry, and unreliable levels of market supply, the market data available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of competition, technological change, failure of states to enforce cannabis regulations, the use of psychoactive hemp-based products or other factors could have a material adverse effect on our business, results of operations and financial condition.

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

We face an inherent risk of product liability and similar claims.

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

Management believes the medical and adult-use cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that is perceived as less favorable than, or questions earlier research reports, findings or publicity could have a material adverse effect on the demand for our products. Our dependence upon consumer perceptions means that such adverse reports, whether or not accurate or with merit, could ultimately have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect. Although the Company uses quality control processes and procedures to ensure our consumer packaged goods meet our standards, a failure or alleged failure of such processes and procedures could result in negative consumer perception of our products or legal claims against us. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

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

Because of the early stage of the industry in which we operate, we face additional competition from new entrants, participants in the illicit market that face significantly lower costs to operate, and sellers of unregulated psychoactive hemp-based products. If the number of consumers of cannabis in the states in which we operate our business increases, the demand for products and qualified talent will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in research and development, marketing, sales, talent retention and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of operations. Additionally, as the number of available licenses increase in the markets in which we operate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues. A decline in the price of the Subordinate Voting Shares could affect our ability to raise further working capital and adversely impact our ability to continue operations.

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

Labor unions are working to organize workforces in the cannabis industry in general. Currently, under 10% of our workforce has elected to be represented by a labor organization for purposes of collective bargaining. However, it is possible that greater portions of our workforce at retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations will remain or whether we can meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

We are subject to general economic risks and risks of continued inflation.

Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer trends and spending and, consequently, impact our sales and profitability. A continued upward rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company also increases, such as labor costs, raw materials and public utilities, thus affecting our ability to provide our products at competitive prices. An increase in the rate of inflation could force our customers to search for other products, causing us to lose business and revenue. As the number of available licenses increase in the markets in which we operate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues.

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

Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees and our customers, following the recommended actions of government and health authorities. In the future, the pandemic may cause reduced demand for our products and services if, for example, it results in a recessionary economic environment. Our operations continued during the COVID-19 pandemic, as the cultivation, processing and sale of cannabis products was considered an essential business by all states in which we operate with respect to all customers when shutdowns were imposed. Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic or any future public health crisis will in part depend on our ability to protect our employees, customers and supply chain.

While it is not possible at this time to estimate the impact that COVID-19 or any other actual or potential pandemic could have on our business, the continued spread of COVID-19 or any other actual or potential pandemic and the measures taken by the governments of countries affected could further disrupt the supply chain and the manufacture or shipment or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, particularly those in China and India. The COVID-19 outbreak, or any of its variants, and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Because cannabis remains federally illegal, it is possible that we would not be eligible to participate in any government relief programs (such as federal loans or access to capital) resulting from COVID-19 or any other actual or potential pandemic.

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

Our voting control is concentrated.

Our senior executives exercise a significant majority of the voting power with respect to our outstanding shares because of the Super Voting Shares that they hold. These officials include Benjamin Kovler, our Founder, Chairman and Chief Executive Officer, Andrew Grossman, our Head of Capital Markets, and Anthony Georgiadis, our President. Subordinate Voting Shares are entitled to one vote per share, Multiple Voting Shares are entitled to 100 votes per share, and Super Voting Shares are entitled to 1,000 votes per share. As a result, Mr. Kovler, Mr. Grossman and Mr. Georgiadis potentially have the ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of our assets.

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

Sales of substantial amounts of Subordinate Voting Shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

We do not intend to pay dividends on our Subordinate Voting Shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Subordinate Voting Shares.

We have never declared or paid any cash dividend on our Subordinate Voting Shares and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings, if materialized, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in our Subordinate Voting Shares will depend upon any future appreciation in their value. There is no guarantee that our Subordinate Voting Shares will appreciate in value or even maintain the price at which you purchased them.

The market for the Subordinate Voting Shares may be limited for holders of our securities who live in the United States.

Given the heightened risk profile associated with cannabis in the United States, capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the U.S. cannabis industry, which may prohibit or significantly impair the ability of securityholders in the United States to trade our securities. In the event residents of the United States are unable to settle trades of our securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in Chicago, IL. The following table sets forth the Company’s principal cultivation and processing properties.

Production Properties
Type	Location	Leased / Owned
West Haven Facility	West Haven, CT	Leased
Homestead Facility	Homestead, FL	Owned
Ocala Facility	Ocala, FL	Owned
Oglesby Facility	Oglesby, IL	Leased
Rock Island Facility	Rock Island, IL	Owned
Centreville Facility	Centreville, MD	Owned
Clinton Facility	Clinton, MA	Leased
Holyoke Facility	Holyoke, MA	Leased
Cottage Grove Facility	Cottage Grove, MN	Owned
Carson City Facility	Carson City, NV	Leased
Hackettstown Facility*	Hackettstown, NJ	Leased
Las Vegas Facility 1	Las Vegas, NV	Owned
Las Vegas Facility 2	Las Vegas, NV	Leased
Paterson Facility	Paterson, NJ	Leased
Schenectady Facility*	Glenville, NY	Leased
Warwick Facility *	Warwick, NY	Owned
Toledo Facility	Toledo, OH	Leased
Danville Facility	Danville, PA	Leased
Warwick Facility 1	Warwick, RI	Leased
Warwick Facility 2	Warwick, RI	Leased
Abingdon Facility	Abingdon, VA	Leased
Low Moor Facility *	Low Moor, VA	Owned

* These facilities are under construction and are not operational as of December 31, 2022.

In addition to the above properties, as of December 31, 2022 the Company has 77 open and operating retail locations throughout the U.S. of which we own 12.

Properties Subject to an Encumbrance. The Company has collateralized the properties in (i) Rock Island, IL, (ii) Homestead, FL, (iii) Centreville, MD, and (iv) Las Vegas, NV. In addition, the Company has collateralized four retail stores located throughout the U.S., none of which are considered material.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Related to Contractual Obligations

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, NY County alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent (“LOI”) relating to the acquisition of Defendant by Plaintiffs. In December 2022, the trial court granted Plaintiffs' motion for summary judgment on their claim that Defendant breached the LOI. Defendant disputes any liability and is vigorously appealing the trial court’s decision. The Company believes a successful appeal is probable, and as such, a $900 thousand loss contingency is reflected in the consolidated financial statements with respect to this matter. In the event that the Defendant’s appeal is unsuccessful, any damages will be determined by further legal proceedings. The Company has estimated that the possible range of loss is between $900 thousand and $72,915 thousand.

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

	Low Trading Price	High Trading Price	Volume
Period	(C$)	(C$)
Year Ended December 31, 2022
First Quarter (March 31, 2022)	$19.50	$27.12	33,236,094
Second Quarter (June 30, 2022)	$10.30	$23.90	26,657,631
Third Quarter (September 30, 2022)	$10.48	$17.78	23,496,921
Fourth Quarter (December 31, 2022)	$10.93	$21.34	39,484,018
Year Ended December 31, 2021
First Quarter (March 31, 2021)	$32.22	$37.29	56,354,032
Second Quarter (June 30, 2021)	$39.44	$40.93	24,761,835
Third Quarter (September 30, 2021)	$33.97	$36.17	17,635,212
Fourth Quarter (December 31, 2021)	$26.61	$28.33	42,223,734

Notes:

(1) Source: Bloomberg.

The Subordinate Voting Shares of the Company are also traded on the OTCQX under the symbol “GTBIF.”

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.(1)

	Low Trading Price	High Trading Price	Volume
Period	($)	($)
Year Ended December 31, 2022
First Quarter (March 31, 2022)	$15.28	$22.67	27,366,428
Second Quarter (June 30, 2022)	$8.00	$19.09	21,710,304
Third Quarter (September 30, 2022)	$7.97	$13.69	27,751,360
Fourth Quarter (December 31, 2022)	$7.89	$15.64	39,455,514
Year Ended December 31, 2021
First Quarter (March 31, 2021)	$25.35	$29.65	54,326,905
Second Quarter (June 30, 2021)	$31.77	$33.01	21,540,519
Third Quarter (September 30, 2021)	$25.95	$28.00	17,337,344
Fourth Quarter (December 31, 2021)	$21.02	$22.99	37,227,905

Notes:

(1) Source: Bloomberg.

(2) Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up or mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of February 20, 2023, there are 761 holders of record of our Subordinate Voting Shares.

Dividends

The Company has not declared distributions on Subordinate Voting Shares in the past. The Company currently intends to reinvest all future earnings to finance the development and growth of its business. As a result, the Company does not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Company's Board of Directors and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. The Company is not bound or limited in any way to pay dividends in the event that the Board determines that a dividend is in the best interest of its shareholders.

Equity Compensation Plans

For more information on equity compensation plans, see Item 12 of Part III of the Annual Report.

Peer Performance Table

The following graph compares the cumulative total shareholder return on Green Thumb Industries Inc. Subordinate Voting Shares from June 12, 2018, when Green Thumb Industries Inc. began trading on the CSE, through December 31, 2022, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on June 12, 2018. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Green Thumb Industries Inc., Russell 2000 Index, and a Peer Group
500
450
400
350
300
250
200
150
100
50
0
6/12/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Green Thumb Industries, Inc.
Russell 2000 Index
Peer Group

	Base Period
	6/12/18	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Green Thumb Industries	$100	$116.50	$135.81	$$355.33	$310.04	$$128.34
Russell 2000	$100	$80.44	$99.26	$$117.79	$137.29	$$108.02
Peer Group	$100	$91.24	$117.70	$$241.22	$152.98	$$53.59

Below are the specific companies included in the peer group.

Peer Group Companies

- Cresco Labs Inc.	- Trulieve Cannabis Corp.
- Curaleaf Holdings, Inc	- Verano Holdings Corp.

This performance graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

Subordinate Voting Shares

Beginning on January 1, 2020 and through December 31, 2020, our shareholders converted an additional 423,319 Multiple Voting Shares into 42,331,900 Subordinate Voting Shares, continuing through December 31, 2021, our shareholders converted an additional 287,580 Multiple Voting Shares into 2,875,800 Subordinate Voting Shares and continuing through December 31, 2022, our shareholders converted an additional 33,341 Multiple Voting Shares into 3,334,100 Subortinate Voting Shares.

On May 20, 2020, the holders of Compensation Options issued to underwriters as part of the 2018 reverse takeover of Bayswater Ventures Corp. (the “Transaction”), converted into 17,112 Subordinate Voting Shares.

Between January 1, 2020 and December 31, 2020, we issued, in total, 1,964,014 Subordinate Voting Shares for 100% of the membership interests or shares of privately held companies, and continuing through December 31, 2021, we issued, in total, an additional 13,802,837 Subordinate Voting Shares.

Between January 1, 2020 through December 31, 2020, we issued 1,315,789 Subordinate Voting Shares to buyout the membership interests of joint venture partners pursuant to agreements between the parties and, continuing through December 31, 2021, we issued an additional 203,436 Subordinate Voting Shares, and continuing through December 31, 2022, we issued an additional 204,036 Subordinate Voting Shares.

Between January 1, 2020 and December 31, 2020 we issued, in total, 1,869,033 Subordinate Voting Shares associated with certain achieved milestone events associated with the acquisition of Advanced Grow Labs, LLC.

On April 30, 2021, we issued 8,413 Subordinate Voting Shares to the lead lender pursuant to the Note Purchase Agreement.

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

Between January 1, 2020 through February 19, 2020 (the effective date of the filing of our registration statement on Form S-8), we issued, in total, 1,250 Subordinate Voting Shares to holders of our restricted stock units issued under our 2018 Stock and Incentive Plan, which vested over the same period.

Multiple Voting Shares

Beginning on January 1, 2020 and through December 31, 2020, our shareholders converted an additional 423,319 Multiple Voting Shares into 42,331,900 Subordinate Voting Shares, continuing through December 31, 2021, our shareholders converted an additional 287,580 Multiple Voting Shares into 2,875,800 Subordinate Voting Shares and continuing through December 31, 2022, our shareholders converted an additional 33,341 Multiple Voting Shares into 3,334,100 Subordinate Voting Shares.

Beginning on January 1, 2020 and through December 31, 2020, our shareholders converted 90,258 Super Voting Shares into 90,258 Multiple Voting Shares, continuing through December 31, 2021, our shareholders converted an additional 27,000 Super Voting Shares into 27,000 Multiple Voting Shares, and continuing through December 31, 2022, our shareholders converted an additional 33,341 Super Voting Shares into 33,341 Multiple Voting Shares.

Super Voting Shares

Beginning on January 1, 2020 and through December 31, 2020, our shareholders converted 90,258 Super Voting Shares into 90,258 Multiple Voting Shares, continuing through December 31, 2021, our shareholders converted an additional 27,000 Super Voting Shares into 27,000 Multiple Voting Shares, and continuing through December 31, 2022, our shareholders converted an additional 33,341 Super Voting Shares into 33,341 Multiple Voting Shares.

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

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the years ended December 31, 2022, 2021 and 2020. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

During 2022, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of December 31, 2022, Green Thumb has operations in 15 U.S. markets, employs approximately 3,800 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products primarily to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in 18 manufacturing facilities. This portfolio consists of stock keeping units (“SKUs”) across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the U.S. including at Green Thumb’s own RISE and other stores.

Green Thumb owns and operates a national cannabis retail chain called RISE that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions or in certain instances where we co-own the store. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE stores currently are located in 13 of the states in which we operate. As of December 31, 2022, the Company had 77 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the years ended December 31, 2022, 2021, 2020 and (ii) consolidated balance sheet as of December 31, 2022 and 2021 have been derived from, and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 8 of this Report.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Amounts have been presented in thousands of U.S. dollars except for share and per share amounts.

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
	(in thousands, except share and per share amounts)
Revenues, Net of Discounts	$1,017,375	$893,560	$556,573	$123,815	14%	$336,987	61%
Cost of Goods Sold, Net	(513,412)	(401,631)	(252,404)	(111,781)	(28)%	(149,227)	(59)%
Gross Profit	503,963	491,929	304,169	12,034	2%	187,760	62%
Expenses:
Selling, General, and Administrative	294,396	277,087	198,062	17,309	6%	79,025	40%
Impairment of Goodwill and Intangible Assets	88,503	—	—	88,503	0%	—	0%
Total Expenses	382,899	277,087	198,062	105,812	38%	79,025	40%
Income From Operations	121,064	214,842	106,107	(93,778)	(44)%	108,735	102%
Total Other Expense	(12,632)	(9,867)	(3,176)	(2,765)	(28)%	(6,691)	(211)%
Income Before Provision for Income Taxes And Non-Controlling Interest	108,432	204,975	102,931	(96,543)	(47)%	102,044	99%
Provision for Income Taxes	94,777	124,612	83,853	(29,835)	(24)%	40,759	49%
Net Income Before Non-Controlling Interest	13,655	80,363	19,078	(66,708)	(83)%	61,285	321%
Net Income Attributable to Non-Controlling Interest	1,677	4,927	4,085	(3,250)	(66)%	842	21%
Net Income Attributable To Green Thumb Industries Inc.	$11,978	$75,436	$14,993	$(63,458)	(84)%	$60,443	403%
Net Income Per Share - Basic	$0.05	$0.34	$0.07	$(0.29)	(85)%	$0.27	386%
Net Income Per Share - Diluted	$0.05	$0.33	$0.07	$(0.28)	(85)%	$0.26	371%
Weighted Average Number of Shares Outstanding – Basic	236,713,056	223,192,326	210,988,259
Weighted Average Number of Shares Outstanding – Diluted	238,080,030	226,758,882	212,531,188

	December 31, 2022	December 31, 2021
	(in thousands)
Total Assets	$2,433,528	$2,385,851
Long-Term Liabilities	$621,525	$561,994

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues, net of Discounts

Revenue for the year ended December 31, 2022 was $1,017,375 thousand, up 14% from $893,560 thousand for the year ended December 31, 2021, driven by contributions from both Retail and Consumer Packaged Goods, largely due to continued growth in New Jersey, Illinois, Minnesota and Virginia. Key performance drivers for the Retail revenues in 2022 were: legalization of adult-use sales in New Jersey, which began on April 21, 2022, increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, and new store openings including acquired stores, particularly in Minnesota, Massachusetts, Virginia, Rhode Island and Maryland. The Company generated revenue from 77 Retail locations during the year compared to 73 in the prior year. During the year ended December 31, 2022, Retail revenue made up 75% of total revenue as compared to 69% of total revenue in 2021. Since December 31, 2021, the Company acquired one retail store in Illinois, opened two new Retail locations in Virginia and one in Minnesota that contributed to the increase in Retail revenues.

The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult-use sales which began on April 21, 2022, and growth in Illinois and Virginia. Consumer Packaged Goods revenue made up 25% of total revenues in 2022 as compared to 31% in 2021.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the year ended December 31, 2022 was $513,412 thousand, up 28% from $401,631 thousand for the year ended December 31, 2021, driven by increased volume from open and operating retail stores, new and acquired retail store openings in Illinois, Minnesota and Virginia, legalization of adult-use sales in New Jersey, and expansion of the consumer products sales primarily in New Jersey and Illinois as described above.

Gross Profit

Gross profit for the year ended December 31, 2022 was $503,963 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the year ended December 31, 2021 of $491,929 thousand or a 55% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above. The decline in gross margin (percent) was primarily driven by price compression.

Total Expenses

Total expenses for the year ended December 31, 2022 were $382,899 thousand or 38% of revenues, net of discounts, resulting in an increase of $105,812 thousand. Total expenses for the year ended December 31, 2021 were $277,087 thousand or 31% of revenues, net of discounts. The increase in total expenses was primarily due to an impairment charge to goodwill of $57,372 thousand and an impairment charge associated with the Company's tradename intangible assets of $31,131 thousand. The remaining increase is attributable to retail salaries and benefits, stock-based compensation expense, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of three new and one acquired Retail store during 2022 as well as the five retail stores associated with LeafLine Industries, LLC, which were acquired on December 30, 2021. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses, which was partially offset by the remeasurement of the Company's contingent consideration arrangements associated with two acquisitions that occurred in 2021. The reduction in expenses as a percentage of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2022 was $(12,632) thousand, a change of $(2,765) thousand, primarily due to fair value adjustments on the Company's equity investments, partially offset by favorable fair value adjustments on the Company's warrant liability.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31, 2022 was $108,432 thousand, a decrease of $(96,543) thousand compared to the year ended December 31, 2021.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $27,140 thousand and $19,600 thousand, other non-operating items of $(21,893) thousand and $4,934 thousand, and impairment of goodwill and intangible assets of $88,503 thousand and $0, Adjusted Operating Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted Operating EBITDA”) was $311,478 thousand and $307,834 thousand for the years ended December 31, 2022 and 2021, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2022, federal and state income tax expense totaled $94,777 thousand compared to expense of $124,612 thousand for the year ended December 31, 2021.

The net expense of $94,777 thousand for the year ended December 31, 2022 includes current tax expense of $142,861 thousand and deferred tax expense of $(48,084) thousand in the current period.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues, net of Discounts

Revenue for the year ended December 31, 2021 was $893,560 thousand, up 61% from $556,573 thousand for the year ended December 31, 2020, driven by contributions from both Retail and Consumer Packaged Goods, largely due to continued growth in Illinois and Pennsylvania. Key performance drivers for the Retail revenues in 2021 were: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania, and new store openings including acquired stores, particularly in Massachusetts, Virginia, Rhode Island and Maryland. The Company generated revenue from 73 Retail locations during the year compared to 51 in the prior year. During the year ended December 31, 2021, Retail revenue made up 69% of total revenue as compared to 71% of total revenue in 2020. Since December 31, 2020, the Company acquired one retail store in Maryland, four in Massachusetts, one in Rhode Island, one in Virginia and five in Minnesota and opened ten new Retail locations in Pennsylvania, Illinois, Massachusetts, California, New Jersey, Nevada and Virginia that contributed to the increase in Retail revenues.

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

Total Expenses

Total expenses for the year ended December 31, 2021 were $277,087 thousand or 31% of revenues, net of discounts, resulting in an increase of $79,025 thousand. Total expenses for the year ended December 31, 2020 were $198,062 thousand or 36% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of ten new and twelve acquired Retail stores over the prior year period. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses. The reduction in expenses as a percentage of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

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

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $19,600 thousand and $19,337 thousand, as well as other nonoperating items of $4,934 thousand and $1,635 thousand, Adjusted Operating EBITDA was $307,834 thousand and $179,585 thousand for the years ended December 31, 2021 and 2020, respectively.

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

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Revenues, net of Discounts

Revenue for the year ended December 31, 2020 was $556,573 thousand, up 157% from $216,433 thousand for the year ended December 31, 2019. The increase in revenue was driven by contributions from both Retail and Consumer Packaged Goods, largely due to growth in Illinois and Pennsylvania. The key performance driver of Retail revenues in 2020 was legalization of adult-use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania, and the 2020 full period effect of the June 2019 acquisition of Integral Associates, LLC's Essence branded stores (“Essence") in Nevada. During the year ended December 31, 2020, Retail revenue made up 71% of total revenue as compared to 64% in 2019. During the year ended December 31, 2020, the Company increased its Retail footprint by opening 11 new stores and acquiring one store as compared to opening 17 new stores and acquiring eight during the same period in 2019. In total, the Company had 51 Retail locations open and operating during year ended December 31, 2020 as compared to 39 Retail locations in the prior year.

The key drivers for Consumer Packaged Goods revenue was legalization of adult-use in Illinois on January 1, 2020 as well as the expansion of Green Thumb’s branded product portfolio to third-party retailers through the Company’s existing Consumer Packaged Goods cultivation and processing facilities in Illinois, Pennsylvania, Massachusetts, Maryland, Connecticut and Nevada due to increased scale and efficiency. Consumer Packaged Goods revenue made up 29% of total revenues in 2020 as compared to 36% in 2019.

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

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $19,337 thousand for 2020 and $18,285 thousand for 2019, as well as other non-operating items, Adjusted Operating EBITDA was $179,585 thousand and $28,092 thousand for the year ended December 31, 2020 and 2019, respectively.

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

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
	(in thousands)
Retail	$763,166	$614,739	$396,372	$148,427	24%	$218,367	55%
Consumer Packaged Goods	495,101	467,258	273,977	27,843	6%	193,281	71%
Intersegment Eliminations	(240,892)	(188,437)	(113,776)	(52,455)	28%	(74,661)	66%
Total Revenues, Net of Discounts	$1,017,375	$893,560	$556,573	$123,815	14%	$336,987	61%

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Revenues, net of discounts, for the Retail segment were $763,166 thousand, an increase of $148,427 thousand or 24%, compared to the year ended December 31, 2021. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use sales in New Jersey, which began on April 21, 2022, increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, and new store openings including acquired stores, particularly in Minnesota, Virginia, and Illinois.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $495,101 thousand, an increase of $27,843 thousand or 6%, compared to the year ended December 31, 2021. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by legalization of adult-use sales in New Jersey, which began on April 21, 2022 and continued growth in Illinois and Minnesota.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Revenues, net of discounts, for the Retail segment were $614,739 thousand for the year ended December 31, 2021, an increase of $218,367 thousand or 55%, compared to the year ended December 31, 2020. The increase in Retail revenues, net of discounts, was primarily driven by increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania, as well as acquired stores in Massachusetts, Virginia, Rhode Island and Maryland.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $467,258 thousand for the year ended December 31, 2021, an increase of $193,281 thousand or 71%, compared to the year ended December 31, 2020. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by increased sales volume in established markets such as Illinois, Pennsylvania, Massachusetts and New Jersey.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Revenues, net of discounts, for the Retail segment were $396,372 thousand for the year ended December 31, 2020, an increase of $258,562 thousand or 188%, compared to the year ended December 31, 2019. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use in Illinois on January 1, 2020 as well as new store openings particularly in Illinois and Pennsylvania, and the 2020 full period effect of the June 2019 acquisition of the Essence stores in Nevada.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $273,977 thousand for the year ended December 31, 2020, an increase of $164,047 thousand or 149%, compared to the year ended December 31, 2019. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use cannabis in Illinois on January 1, 2020, increased sales volume in established markets such as Pennsylvania, Massachusetts and Maryland and the 2020 full period effect of the June 2019 acquisition of Desert Grown Farms and Cannabiotix in Nevada.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of Consumer Packaged Goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green incredibles, and RYTHM, primarily to third-party retail customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the year ended December 31, 2022, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the year ended December 31, 2022, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

Total Expenses

Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and marketing and branding activities. It also includes a significant investment in the corporate infrastructure required to support the Company’s ongoing business.

Retail selling costs generally correlate to revenue. As new locations begin operations, these locations generally experience higher selling costs as a percentage of revenue compared to more established locations, which experience a more constant rate of selling costs. As a percentage of sales, the Company expects selling costs to remain constant in the more established locations and higher in the newer locations as the business continues to grow.

General and administrative expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs, and fair value adjustments on the Company's contingent consideration arrangements. The Company expects to continue to invest considerably in this area to support the business by attracting and retaining top-tier talent. Furthermore, the Company anticipates an increase in stock-based compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly traded company in Canada and registered with the U.S. Securities and Exchange Commission.

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of Internal Revenue Code of 1986, as amended (“IRC") Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net Income Before Non-Controlling Interest	$13,655	$80,363	$19,078
Interest Income, net	(4,070)	(1,432)	(114)
Interest Expense, net	21,201	21,976	18,667
Provision For Income Taxes	94,777	124,612	83,853
Other Expense, Net	(4,499)	(10,677)	(15,377)
Depreciation and amortization	96,664	68,458	52,506
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$217,728	$283,300	$158,613
Goodwill Impairment Charges	57,372	—	—
Write-off of Trade Names	31,131	—	—
Stock-based compensation, non-cash	27,140	19,600	19,337
Acquisition, transaction and other non-operating (income) costs	(21,893)	4,934	1,635
Adjusted Operating EBITDA (non-GAAP measure)	$311,478	$307,834	$179,585

	Three Months Ended December 31, 2022		Year Ended December 31, 2022
	(in thousands)	Earnings Per Share	(in thousands)	Earnings Per Share
Net Income (Loss) Attributable To Green Thumb Industries Inc.	$(51,227)	$(0.22)	$11,978	$0.05
Goodwill Impairment Charges	57,372	0.24	57,372	0.24
Write-off of Trade Names	31,131	0.13	31,131	0.13
Tax Benefit	(25,666)	(0.11)	(25,666)	(0.11)
Adjusted Net Income (non-GAAP measure) and Basic EPS	$11,610	$0.05	$74,815	$0.32

Liquidity, Financing and Capital Resources

As of December 31, 2022 and 2021, the Company had total current liabilities of $146,571 thousand and $204,379 thousand, respectively, and cash and cash equivalents of $177,682 thousand and $230,420 thousand, respectively to meet its current obligations. The Company had working capital of $204,780 thousand as of December 31, 2022, an increase of $44,929 thousand as compared to December 31, 2021. This increase in working capital was primarily driven by the decrease in liabilities associated with 2021 acquisitions, including a decrease in acquisition consideration payable, as well as contingent consideration.

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

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2022, 2021, and 2020, were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net Cash Provided by Operating Activities	$158,564	$132,048	$95,918
Net Cash Used in Investing Activities	$(219,946)	$(280,730)	$(57,274)
Net Cash Provided by (Used in) Financing Activities	$8,644	$295,344	$(1,553)

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2022:

	Total	2023	2024	2025	2026	2027	2028 and Thereafter
	(in thousands)
Notes Payable(a)	$249,934	$—	$—	$249,934	$—	$—	$—
Charitable Contributions	764	412	352	—	—	—	—
Mortgage Payable(b)	37,546	632	19,011	2,089	657	696	14,461
Interest Due on Notes Payable	24,397	17,495	6,902	—	—	—	—
Interest Due on Mortgage Payable	12,152	1,148	1,112	1,051	1,101	889	6,851
Operating Leases - Third Party	548,508	42,215	42,220	39,919	38,231	38,519	347,404
Operating Leases - Related Parties	3,784	569	437	343	350	357	1,728
Contingent Consideration	41,943	11,400	30,543	—	—	—	—
Construction Commitments	74,650	74,650	—	—	—	—	—
Total as of December 31, 2022	$993,678	$148,521	$100,577	$293,336	$40,339	$40,461	$370,444

(a) - This amount excludes $12,139 thousand of unamortized debt discount as of December 31, 2022. See Note 9—Notes Payable for details.

(b) - The amount excludes $437 thousand of unamortized debt discount as of December 31, 2022. See Note 9—Notes Payable for details.

(a) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2022, the following matter was being appealed by the Company:

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, NY County alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent (“LOI”) relating to the acquisition of Defendant by Plaintiffs. In December 2022, the trial court granted Plaintiffs' motion for summary judgment on their claim that Defendant breached the LOI. Defendant disputes any liability and is vigorously appealing the trial court’s decision. The Company has estimated that the possible range of loss is between $900 thousand and $72,915 thousand. However, the Company believes a successful appeal is probable, and as such, a $900 thousand loss contingency is reflected within selling, general and administrative expenses within the consolidated statement of operations with respect to this matter. In the event that the Defendant’s appeal is unsuccessful, any damages will be determined by further legal proceedings.

At December 31, 2022 and 2021, other than as discussed above, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgment in estimating the probability and timing of when earn-outs are expected to be achieved, which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows.

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately consider the risk of non-renewal, the Company applies probability weighting to the expected future net cash flows in calculating the fair value of these intangible assets. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets have the greatest sensitivity to the estimated discount rate used in the valuation. Management selected discount rates ranging from 10.5% to 12.5% primarily dependent upon the markets in which each of the acquisitions operates. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Management selected terminal growth rates of approximately 3%. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections.

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

Goodwill Impairment

The Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update, (“ASU”) 2011-08 Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). Prior to October 1, 2022, the Company had identified 30 reporting units for the purposes of testing goodwill. Management evaluated its existing reporting units under the accounting guidance provided in Accounting Standards Codification (“ASC”) 280 Segment Reporting, and determined that the individual components within each respective segment were economically similar and thus, aggregation of these components into two reporting units that align with our reportable segments, should be applied. Subsequent to October 1, 2022, the Company aggregated each of the components into two reporting units (Retail and Consumer Packaged Goods).

As part of the Company's aggregation of the 30 reporting units that existed prior to October 1, 2022, the accounting guidance required the reporting units be tested for impairment through a Step 1 quantitative analysis prior to aggregation.

The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and the eventual repeal of 280E. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

As a result of the Company's goodwill impairment analysis, the Company determined two of the reporting units were impaired. See Note 6—Intangible Assets and Goodwill for additional detail.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Prior Independent Registered Accounting Firm

Following the Transaction, the independent registered public accounting firm of the Corporation was Macias Gini & O’Connell LLP (“MGO”) located at 2029 Century Park East, Suite 1500, Los Angeles, California 90067. The Company engaged MGO on October 21, 2019, and MGO completed an audit of the Company for the years ended December 31, 2020 and 2019. MGO resigned as the Company’s auditor effective May 13, 2021. The resignation of MGO was approved by the Board and the Audit Committee and the Board. During the years ended December 31, 2020 and 2019 and the subsequent period through May 13, 2021, the date of MGO’s resignation, there were no (1) disagreements with MGO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to MGO’s satisfaction, would have caused MGO to make reference thereto in its report on the consolidated financial statements of the Company (as described in Item 304(a)(1)(iv) of Regulation S-K) or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

The Company provided MGO with a copy of the foregoing disclosures in this section and requested that MGO furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether it agrees with the above statements. A copy of MGO’s letter, dated May 13, 2021, is included herewith as Exhibit 16.1 to this document, indicating its agreement.

Engagement of Baker Tilly US, LLP

The Company appointed Baker Tilly US, LLP (“Baker Tilly”) located at 205 North Michigan Avenue, Suite 2800, Chicago, IL 60601 as its independent registered public accounting firm effective May 13, 2021. The engagement of Baker Tilly was approved by the Audit Committee and the Board. Baker Tilly has completed an audit of the Company for the years ended December 31, 2022 and 2021.

During the fiscal years ended December 31, 2020 and 2019, and during the subsequent interim period through May 13, 2021, neither the Company, nor anyone acting on its behalf, has consulted Baker Tilly with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and Baker Tilly did not provide either a written report or oral advice to the Company that Baker Tilly concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) (a) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation and the related instructions) or (b) a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2022. Accordingly, as of December 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by our independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers will be included in the 2023 Proxy Statement for the Company's 2023 Annual General Meeting of Shareholders (the “2023 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates and which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth under Executive Compensation in the 2023 Proxy Statement and which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be included in the 2023 Proxy Statement and which sections are incorporated herein by reference.

Equity Compensation Plans

Information regarding equity compensation plans will be included in the 2023 Proxy Statement and which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in the 2023 Proxy Statement and which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services will be included in the 2023 Proxy Statement and which sections are incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1#	Amended and Restated Articles of Green Thumb Industries Inc.
4.1#	Coattail Agreement, dated June 12, 2018, by and among the Shareholders, Green Thumb Industries Inc. and Odyssey Trust Company.
10.1#	Business Combination Agreement, dated June 12, 2018, by and among Bayswater Uranium Corporation, VCP23, LLC, GTI Finco Inc., 1165318 B.C. Ltd. and GTI23, Inc.
10.2*#	Membership Interest Purchase Agreement, dated November 12, 2018, by and among the Seller Parties, GTI Core, LLC and Green Thumb Industries Inc.
10.3#	Amendment No. 1 to Membership Interest Purchase Agreement, dated June 5, 2019, by and among the Seller Parties, GTI Core, LLC and Green Thumb Industries Inc.
10.4*#	Agreement and Plan of Merger and Reorganization, dated January 4, 2019, by and among Green Thumb Industries Inc., GTI Merger Sub, LLC and Advanced Grow Labs, LLC.
10.5*#	First Amendment to the Agreement and Plan of Merger and Reorganization, dated February 11, 2019, by and among Green Thumb Industries Inc., GTI Merger Sub, LLC and Advanced Grow Labs, LLC.
10.6*^	Second Amendment to the Note Purchase Agreement, dated April 30, 2021, by and among the Issuers, the Purchasers and the Agents.
10.8#	Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated June 11, 2018.
10.9#	Amendment No. 1 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated August 30, 2019.
10.10	Form of Notice of Option Grant.
10.11	Form of Option Agreement.
10.12	Form of Notice of RSU Grant and Agreement.
10.13+	Form of Indemnification Agreement.
10.14	Form of Annual Bonus Plan
10.15	Form of Executive Confidentiality, Non-Compete, Non-Solicitation, Non-Disparagement and Invention Assignment Agreement (Kovler and Georgiadis).
10.16	Kravitz Confidentiality, Non-Compete, Non-Solicitation and Invention Assignment Agreement.
10.17	Faulkner Executive Confidentiality, Non-Compete, Non-Solicitation and Invention Assignment Agreement.
16.1	MGO Letter, dated May 13, 2021.
21.1	List of Subsidiaries of Green Thumb Industries Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly).
23.2	Consent of Independent Registered Public Accounting Firm (MGO).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
^	Incorporated by reference to our Current Report on Form 8-K dated April 30, 2021 filed on May 6, 2021.
#	Incorporated by reference to our registration statement on Form 10 filed on December 20, 2019.
+	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2021.

E-1

Appendix A

List of Licenses of Green Thumb Industries Inc.

Licenses in the State of California
Holding Entity	Permit License	City	Renewal Date	Description
Integral Associates Dena, LLC	C10-0000787-LIC	Pasadena, CA	2/26/2023*	Cannabis License - Retailer (Storefront)
Integral Associates Dena, LLC	75476	Pasadena, CA	8/31/2023	Environmental Health Permit - Cannabis Retail
Integral Associates Dena, LLC	224919168 - 00001	Pasadena, CA	N/A	Sellers Permit

Licenses in the State of Connecticut
Holding Entity	Permit License	City	Renewal Date	Description
Bluepoint Wellness of Westport, LLC	MMDF.0000029	East Westport, CT	12/17/2023	Medical Marijuana Dispensary Facility
Southern CT Wellness & Healing, LLC	MMDF.0000015	Milford, CT	2/4/2024	Medical Marijuana Dispensary Facility
Advanced Grow Labs, LLC	MMPR.0000001	West Haven, CT	2/6/2024	Medical Marijuana Producer
Bluepoint Apothecary, LLC	MMDF.0000002	Brandford, CT	4/10/2023	Medical Marijuana Dispensary Facility
Advanced Grow Labs, LLC	BAK.0015356	West Haven, CT	6/30/2023	Medical Marijuana Bakery

Licenses in the State of Florida
Holding Entity	Permit License	City	Renewal Date	Description
KSGNF, LLC	MMTC-2017-0013	Homestead, FL	9/23/2023	Medical Marijuana Treatment Center
KSGNF, LLC	B108216	Homestead, FL	2/9/2023*	Certificate of Nursery Registration

Licenses in the State of Illinois
Holding Entity	Permit/License	City	Renewal Date	Description
3C Compassionate Care Center, LLC	280.000011-DISP	Joliet, IL	11/19/2023	Registered Medical Cannabis Dispensing Organization
GTI Oglesby, LLC	1204-481	Oglesby, IL	12/31/2023	Registered Industrial Hemp Processor
GTI Rock Island, LLC	1204-324	West Rock Island, IL	12/31/2023	Registered Industrial Hemp Processor
Evergreen Dispensary, LLC	CD-44992	Quincy, IL	1/1/2024	Certificate of Registration
GTI Rock Island, LLC	1503060649	West Rock Island, IL	3/9/2023	Medical Cannabis Cultivation Permit
GTI Oglesby, LLC	1503060648	Oglesby, IL	3/9/2023	Medical Cannabis Cultivation Permit
GTI Rock Island, LLC	1503060649-AU	West Rock Island, IL	3/31/2023	Adult-Use Cultivation Center License
GTI Oglesby, LLC	1503060648-AU	Oglesby, IL	3/31/2023	Adult-Use Cultivation Center License
GTI Mundelein, LLC	MCANLC2201	Mundelein, IL	4/30/2023	Medical Cannabis License
GTI Rock Island, LLC	1503060649-TR	West Rock Island, IL	7/14/2023	Transporter License
GTI Oglesby, LLC	1503060648-TR	Oglesby, IL	7/14/2023	Transporter License
NH Medicinal Dispensaries, LLC	280.000042-DISP	Effingham, IL	8/22/2023	Registered Medical Cannabis Dispensing Organization
GTI Mundelein, LLC	280.000002-DISP	Mundelein, IL	9/17/2023	Registered Medical Cannabis Dispensing Organization
Evergreen Dispensary, LLC	280.000003-DISP	Canton, IL	9/18/2023	Registered Medical Cannabis Dispensing Organization
3C Compassionate Care Center, LLC	280.000027-DISP	Naperville, IL	1/29/2024	Registered Medical Cannabis Dispensing Organization
NH Medicinal Dispensaries, LLC	284.000130-AUDO	Charleston, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
NH Medicinal Dispensaries, LLC	284.000129-AUDO	Effingham, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
3C Compassionate Care Center, LLC	284.000110-AUDO	Lake in the Hills, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
3C Compassionate Care Center, LLC	284.000055-AUDO	Niles, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
Evergreen Dispensary, LLC	284.000047-AUDO	Quincy, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
GTI Mundelein, LLC	284.000044-AUDO	Joliet, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
Evergreen Dispensary, LLC	284.000005-AUDO	Canton, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
3C Compassionate Care Center, LLC	284.000003-AUDO	Naperville, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
3C Compassionate Care Center, LLC	284.000002-AUDO	Joliet, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
GTI Mundelein, LLC	284.000001-AUDO	Mundelein, IL	3/31/2024	Adult-Use Cannabis Dispensing Organization
RISE Mundelein	MCANLC2201	Mundelein, IL	4/30/2023	Medical Cannabis Dispensary

Licenses in the State of Maryland
Holding Entity	Permit/License	City	Renewal Date	Description
Chesapeake Alternatives, LLC	P-17-00005	Centreville, MD	8/28/2023	Licensed Processor
Chesapeake Alternatives, LLC	D-17-00010	Bethesda, MD	11/20/2023	Licensed Dispensary
GTI Maryland, LLC	D-17-00007	Silver Spring, MD	11/20/2023	Licensed Dispensary
Meshow, LLC	D-18-00021	Joppa, MD	4/10/2024	Licensed Dispensary
Maryland Health & Wellness Center, Inc.	D-19-00006	Hagerstown, MD	5/21/2025	Licensed Dispensary
GTI Maryland, LLC	G-19-00001	Centreville, MD	6/27/2025	Licensed Grower

Licenses of the State of Massachusetts
Holding Entity	Permit/License	City	Renewal Date	Description
Liberty Compassion, Inc.	MDP-2021-00005	Boston, MA	11/30/2023	Medical Marijuana Dispensary Permit
GreenStar Herbals, Inc.	MR282048	Dracut, MA	12/4/2023	Marijuana Retailer
GreenStar Herbals, Inc.	2021-002	Chelsea, MA	9/30/2023	Cannabis Sales
GreenStar Herbals, Inc.	MR282034	Chelsea, MA	12/4/2023	Marijuana Retailer
GreenStar Herbals, Inc.	MR282048	Dracut, MA	12/4/2023	Marijuana Retailer
Liberty Compassion, Inc.	MTC1586	Boston, MA	12/31/2023	Marijuana Medical Retailer License
GreenStar Herbals, Inc.	MRN282207	Maynard, MA	12/31/2023	Marijuana Retail Package Good Store
GreenStar Herbals, Inc.	2022-074	Chelsea, MA	1/20/2024	Live Music - Piano License
RISE Holdings, Inc.	MC281674	Holyoke, MA	1/20/2024	Marijuana Cultivator
GreenStar Herbals, Inc.	MR282207	Maynard, MA	2/10/2024	Marijuana Retailer
Liberty Compassion, Inc.	MTC1465	West Springfield	4/7/2023	Medical Marijuana Treatment Center
Liberty Compassion, Inc.	MTC1465	Clinton, MA	4/7/2023	Medical Marijuana Treatment Center
RISE Holdings, Inc.	MP281453	Holyoke, MA	1/20/2024	Marijuana Product Manufacturer
Liberty Compassion, Inc.	MP281752	Clinton, MA	7/28/2023	Marijuana Product Manufacturer
Liberty Compassion, Inc.	MC282178	Clinton, MA	7/16/2023	Marijuana Cultivator
Liberty Compassion, Inc.	RMD1586	Boston & Clinton, MA	7/28/2023	Medical Marijuana Treatment Center
RISE Holdings, Inc.	RMD645	Amherst & Holyoke, MA	8/8/2023	Medical Marijuana Treatment Center

Licenses in the State of Minnesota
Holding Entity	Permit/License	City	Renewal Date	Description
Leafline Labs, LLC	District 1	Mankato, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
Leafline Labs, LLC	District 2	Eagan, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
Leafline Labs, LLC	District 3	Coon Rapids, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
Leafline Labs, LLC	District 4	St. Paul, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
Leafline Labs, LLC	District 5	Not Yet Determined	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
Leafline Labs, LLC	District 6	St. Cloud, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
Leafline Labs, LLC	District 7	Wilmar, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement
Leafline Labs, LLC	District 8	Hibbing, MN	11/30/2023	Minnesota Medical Cannabis Manufacturer Registration Agreement

Licenses in the State of Nevada
Holding Entity	Permit/License	City	Renewal Date	Description
Essence Tropicana, LLC	R148387Q	Reno, NV	12/31/2023	Adult-Use Cannabis Retail Store
Essence Tropicana, LLC	R148386A	Reno, NV	10/31/2023	Marijuana Establishment
Integral Cultivation, LLC	2000038.MMR-301	Las Vegas, NV	12/31/2023	Cannabis Master License Retail/Cultivation/Distribution Medical/Cultivation
Essence Tropicana, LLC	2000040.MMR-301	Las Vegas, NV	12/31/2023	Marijuana Master License Medical Dispensary/Retail Store
CCLV Manufacturing Center, LLC	2000071.MMR-301	Las Vegas, NV	12/31/2023	Cannabis Master License Medical Cultivation /Retail Cultivation
Integral Associates, LLC	2000179.MMR-301	Las Vegas, NV	12/31/2023	Cannabis Master License Medical Production, Medical Production
CCLV Production, LLC	2000197.MMR-301	Las Vegas, NV	12/31/2023	Cannabis Master License Medical Production, Retail Production
Essence Tropicana, LLC	2000217.MMR-301	Las Vegas, NV	12/31/2023	Marijuana Master License Retail Store
Essence Henderson, LLC	2000218.MMR-301	Las Vegas, NV	12/31/2023	Marijuana Master License Retail Store
GTI Nevada, LLC	97028286992913304766	Carson City, NV	12/31/2023	Adult-Use Retail Store License
GTI Nevada, LLC	MJ-004873-2020	Carson City, NV	1/30/2023*	Marijuana License
GTI Nevada, LLC	MJ-004876-2020	Carson City, NV	1/30/2023*	Marijuana License
Integral Associates, LLC	G67-00185	Henderson, NV	7/1/2023	Business License - General Retail Sales/Paraphernalia Sales
Integral Associates, LLC	M67-00004	Las Vegas, NV	7/1/2023	Business License - Medical Cannabis Dispensary
Integral Associates, LLC	M67-00005	Las Vegas, NV	7/1/2023	Business License - Retail Cannabis Store
CCLV Manufacturing Center, LLC	M67-00008	Las Vegas, NV	7/1/2023	Business License - Cannabis Cultivation
GTI Nevada, LLC	M67-00028	Las Vegas, NV	7/1/2023	Business License - Cannabis Cultivation
Integral Cultivation, LLC	M67-00031	Las Vegas, NV	1/16/2023*	Business License - Cannabis Distributor
Integral Production, LLC	M67-00032	Las Vegas, NV	1/1/2023*	Business License - Cannabis Cultivation
Integral Cultivation, LLC	M67-00033	Las Vegas, NV	7/1/2023	Cannabis Cultivation Facility OLV
Essence Henderson, LLC	2018308604	Henderson, NV	1/31/2023*	Business License Marijuana Retail
Essence Henderson, LLC	18482416987753786163	TBD	11/31/2023	Conditional Adult-Use Retail License
Essence Henderson, LLC	34299986630191194451	TBD	11/31/2023	Conditional Adult-Use Retail License
Essence Tropicana, LLC	43490264137335866974	TBD	11/31/2023	Conditional Adult-Use Retail License
Essence Tropicana, LLC	48202177934598005793	TBD	11/31/2023	Conditional Adult-Use Retail License
Essence Henderson, LLC	48470950795921214873	TBD	11/31/2023	Conditional Adult-Use Retail License
Integral Associates, LLC	06347213896566425206	Las Vegas, NV	6/30/2023	Adult-Use Retail Store License
Integral Associates, LLC	10197329605365016654	Las Vegas, NV	6/30/2023	Medical Dispensary License
CCLV Manufacturing Center, LLC	14501073281263752947	Las Vegas, NV	6/30/2023	Adult-Use Cultivation License
GTI Nevada, LLC	18900369179730863251	Carson City, NV	6/30/2023	Medical Dispensary License
Essence Henderson, LLC	19873661470522818141	Henderson, NV	6/30/2023	Adult-Use Retail Store License
Essence Henderson, LLC	31687553825305698491	Henderson, NV	6/30/2023	Medical Dispensary License
Integral Cultivation, LLC	36793887579714409224	Las Vegas, NV	6/30/2023	Medical Cultivation License
CCLV Manufacturing Center, LLC	4116840808916745728	Las Vegas, NV	6/30/2023	Adult-Use Production License
JG Retail Services NV, LLC	45491515276399795916	Spanish Springs, NV	6/30/2023	Medical Dispensary License
CCLV Manufacturing Center, LLC	46723736766369616954	Las Vegas, NV	6/30/2023	Medical Cultivation License
Essence Tropicana, LLC	54135769938859220718	Las Vegas, NV	6/30/2023	Adult-Use Retail Store License
Essence Tropicana, LLC	54732391061781763853	Las Vegas, NV	6/30/2023	Medical Dispensary License
Integral Production, LLC	54896246263684448089	Las Vegas, NV	6/30/2023	Medical Production License
Integral Production, LLC	59239887350322215968	Las Vegas, NV	6/30/2023	Adult-Use Production License
Integral Cultivation, LLC	62340865056138997248	Las Vegas, NV	6/30/2023	Adult-Use Distribution License
Integral Cultivation, LLC	70155083229545863037	Las Vegas, NV	6/30/2023	Adult-Use Cultivation License
GTI Nevada, LLC	83887504703736981918	Carson City, NV	6/30/2023	Medical Cultivation License
CCLV Production, LLC	88867726382068964531	Las Vegas, NV	6/30/2023	Medical Production License
GTI Nevada, LLC	88939271215332828859	Carson City, NV	6/30/2023	Medical Production License
Essence Henderson, LLC	09271842370730937488	Las Vegas, NV	11/30/2023	Adult-Use Retail Store License
Essence Tropicana, LLC	15464995890053145809	Las Vegas, NV	11/30/2023	Adult-Use Retail Store License
Essence Tropicana, LLC	26849340152215972256	Reno, NV	11/30/2023	Adult-Use Retail Store License
JG Retail Services NV, LLC	52125541619394980552	Sparks, NV	11/30/2023	Adult-Use Retail Store License
Integral Associates, LLC	PMT20-01470	Las Vegas, NV	7/1/2023	Time Limited Cannabis Curbside Sales Permit
Integral Cultivation, LLC	MB-000771-2022	Las Vegas, NV	2/28/2023	Marijuana Business License (Distributor)

Licenses in the State of New Jersey
Holding Entity	Permit/License	City	Renewal Date	Description
Green Thumb Industries	M000003	Paterson, NJ	4/17/2023	Class 2 - Manufacturer
Green Thumb Industries	C000004	Paterson, NJ	4/17/2023	Class 1 - Cultivator
Green Thumb Industries	RE000006	Bloomfield, NJ	4/20/2023	Class 5 - Cannabis Retailer
Green Thumb Industries	RE000005	Paterson, NJ	4/20/2023	Class 5 - Cannabis Retailer
GTI New Jersey	MM000003	Paterson, NJ	12/31/2023	Medical Manufacturing
Green Thumb Industries	MC000004	Paterson, NJ	12/31/2023	Medical Cultivation/Processing
GTI New Jersey	MRE000005	Paterson, NJ	12/31/2023	ATC - Medical Dispensing
GTI New Jersey	MRE000382	Paramus, NJ	12/31/2023	ATC - Medical Dispensing
GTI New Jersey	MRE000006	Bloomfield, NJ	12/31/2023	ATC - Medical Dispensing

Licenses in the State of New York
Holding Entity	Permit/License	City	Renewal Date	Description
Fiorello Pharmaceuticals, Inc.	OMC-HMPR-22-00581-003	Rochester, NY	3/3/2023	Cannabinoid Hemp Retail License
Fiorello Pharmaceuticals, Inc.	OMC-HMPR-22-00581-002	New York, NY	3/3/2023	Cannabinoid Hemp Retail License
Fiorello Pharmaceuticals, Inc.	OCM-HMPR-22-00581-001	Clifton Park, NY	3/3/2023	Cannabinoid Hemp Retail License
Fiorello Pharmaceuticals, Inc.	MM0705D	Halfmoon, NY	7/31/2023	Medical Dispensary License
Fiorello Pharmaceuticals, Inc.	MM0704D	Rochester, NY	7/31/2023	Medical Dispensary License
Fiorello Pharmaceuticals, Inc.	MM0703D	Nassau County, NY	7/31/2023	Provisional Medical Dispensary License
Fiorello Pharmaceuticals, Inc.	MM0702D	New York, NY	7/31/2023	Medical Dispensary License
Fiorello Pharmaceuticals, Inc.	MM0701M	Glenville, NY	7/31/2023	Medical Manufacturing License

Licenses in the State of Ohio
Holding Entity	Permit/License	City	Renewal Date	Description
GTI Ohio, LLC	MMCPC00181	Toledo, OH	12/6/2023	Medical Marijuana Cultivation Certificate of Operation
GTI Ohio, LLC	MMCPP00070	Toledo, OH	5/18/2023	Medical Marijuana Processor Certificate of Operation
GTI Ohio, LLC	MMD20-000003	Lakewood, OH	6/30/2023	Medical Marijuana Dispensary License
GTI Ohio, LLC	MMD20-000002	Lakewood, OH	6/30/2023	Medical Marijuana Dispensary License
GTI Ohio, LLC	MMD.0700052	Lakewood, OH	7/1/2023	Medical Marijuana Dispensary Certificate of Operation
GTI Ohio, LLC	MMD.0700047	Lakewood, OH	7/1/2023	Medical Marijuana Dispensary Certificate of Operation
GTI Ohio, LLC	MMD.0700026	Cleveland, OH	7/1/2023	Medical Marijuana Dispensary Certificate of Operation
GTI Ohio, LLC	MMD.0700016	Loraine, OH	7/1/2023	Medical Marijuana Dispensary Certificate of Operation
GTI Ohio, LLC	MMD.0700015	Toledo, OH	7/1/2023	Medical Marijuana Dispensary Certificate of Operation

Licenses in the Commonwealth of Pennsylvania
Holding Entity	Permit/License	City	Renewal Date	Description
GTI Pennsylvania, LLC	D18-6019	Meadville, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-6019	Erie, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-5035	Latrobe, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-5035	Cranberry Township, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-5035	Monroeville, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-3019	Mechanicsburg, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-3019	Chambersburg, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-3019	Duncansville, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-1044	King of Prussia, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D18-1044	Warminster, PA	12/18/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	GP-4006-17	Danville, PA	6/20/2023	Medicinal Grower/Processor Permit
GTI Pennsylvania, LLC	D-6002-17	Erie, PA	6/29/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D-6002-17	Hermitage, PA	6/29/2023	Medical Marijuana Dispensary Facility
GTI Pennsylvania, LLC	D-6002-17	New Castle, PA	6/29/2023	Medical Marijuana Dispensary Facility
KW Ventures Holdings, LLC	D-3025-17	Steelton, PA	6/29/2023	Medical Marijuana Dispensary Facility
KW Ventures Holdings, LLC	D-3025-17	Carlisle, PA	6/29/2023	Medical Marijuana Dispensary Facility

Licenses in the State of Rhode Island
Holding Entity	Permit/License	City	Renewal Date	Description
Summit Medical Compassion Center, Inc.	MMP CC 003	Warwick, RI	10/13/2023	Medical Marijuana Compassion Center (includes cultivation and dispensing)

Licenses in the State of Virginia
Holding Entity	Permit/License	City	Renewal Date	Description
Dharma Pharmaceuticals, LLC	0240000001	Abington, VA	1/31/2024	Pharmaceutical Processor Permit
Dharma Pharmaceuticals, LLC	0247000006	Lynchburg, VA	2/28/2023	Cannabis Dispensing Facility
Dharma Pharmaceuticals, LLC	0247000005	Christiansburg, VA	2/28/2023	Cannabis Dispensing Facility
Dharma Pharmaceuticals, LLC	0247000001	Salem, VA	7/31/2023	Cannabis Dispensing Facility

*	Application for renewal submitted and pending approval as of 12/31/2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/Benjamin Kovler Benjamin Kovler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2023

/s/Mathew Faulkner Matthew Faulkner	Chief Financial Officer (Principal Financial Officer)	March 1, 2023

/s/Anthony Georgiadis Anthony Georgiadis	President and Director	March 1, 2023

/s/Wendy Berger Wendy Berger	Director	March 1, 2023

/s/Richard Drexler Richard Drexler	Director	March 1, 2023

/s/Jeff Goldman	Director	March 1, 2023
Jeff Goldman

/s/Dawn Wilson Barnes	Director	March 1, 2023
Dawn Wilson Barnes

S-1

Green Thumb Industries Inc.

Consolidated Balance Sheets

As of December 31, 2022 and December 31, 2021

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

	December 31,	December 31,
	2022	2021

	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$177,682	$230,420
Accounts Receivable	30,975	22,099
Income Tax Receivable	7,473	—
Inventories	115,675	95,471
Prepaid Expenses	13,364	11,175
Other Current Assets	6,182	5,065
Total Current Assets	351,351	364,230
Property and Equipment, Net	557,873	409,074
Right of Use Assets, Net	242,357	176,327
Investments	74,169	94,902
Investments in Associates	25,508	30,337
Intangible Assets, Net	589,519	675,491
Goodwill	589,691	632,849
Deposits and Other Assets	3,060	2,641
TOTAL ASSETS	$2,433,528	$2,385,851
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$18,423	$14,086
Accrued Liabilities	86,971	84,724
Acquisition Consideration Payable	—	31,732
Compensation Payable	13,476	12,022
Current Portion of Notes Payable	1,037	783
Current Portion of Lease Liabilities	10,906	9,221
Contingent Consideration Payable	11,400	50,284
Income Tax Payable	4,358	1,527
Total Current Liabilities	146,571	204,379
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	249,281	182,539
Notes Payable, Net of Current Portion and Debt Discount	274,631	239,151
Contingent Consideration Payable	30,543	33,581
Warrant Liability	4,520	24,877
Deferred Income Taxes	62,550	81,846
TOTAL LIABILITIES	768,096	766,373
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2022: Unlimited, 206,991,275, and 206,991,275, respectively, at December 31, 2021: Unlimited, 201,768,312, and 201,768,312, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2022: Unlimited, 38,531 and 38,531, respectively, at December 31, 2021: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2022: Unlimited, 251,690 and 251,690, respectively, at December 31, 2021: Unlimited, 285,031 and 285,031, respectively)	—	—
Share Capital	1,663,557	1,633,672
Contributed Surplus	23,233	21,245
Deferred Share Issuances	36,211	36,262
Accumulated Deficit	(58,085)	(70,063)
Equity of Green Thumb Industries Inc.	1,664,916	1,621,116
Noncontrolling interests	516	(1,638)
TOTAL SHAREHOLDERS' EQUITY	1,665,432	1,619,478
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,433,528	$2,385,851

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Operations

Years Ended December 31, 2022, 2021 and 2020

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues, Net of Discounts	$1,017,375	$893,560	$556,573
Cost of Goods Sold, Net	(513,412)	(401,631)	(252,404)
Gross Profit	503,963	491,929	304,169
Expenses:
Selling, General, and Administrative	294,396	277,087	198,062
Impairment of Goodwill and Intangible Assets	88,503	—	—
Total Expenses	382,899	277,087	198,062
Income From Operations	121,064	214,842	106,107
Other Income (Expense):
Other Expense, Net	4,499	10,677	15,377
Interest Income, Net	4,070	1,432	114
Interest Expense, Net	(21,201)	(21,976)	(18,667)
Total Other Expense	(12,632)	(9,867)	(3,176)
Income Before Provision for Income Taxes And Non-Controlling Interest	108,432	204,975	102,931
Provision For Income Taxes	94,777	124,612	83,853
Net Income Before Non-Controlling Interest	13,655	80,363	19,078
Net Income Attributable to Non-Controlling Interest	1,677	4,927	4,085
Net Income Attributable To Green Thumb Industries Inc.	$11,978	$75,436	$14,993
Net Income Per Share - Basic	$0.05	$0.34	$0.07
Net Income Per Share - Diluted	$0.05	$0.33	$0.07
Weighted Average Number of Shares Outstanding - Basic	236,713,056	223,192,326	210,988,259
Weighted average Number of Shares Outstanding - Diluted	238,080,030	226,758,882	212,531,188

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022, 2021 and 2020

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2020	$980,638	$3,961	$16,587	$(160,492)	$2,513	$843,207
Noncontrolling interests adjustment for change in ownership	322	—	—	—	(322)	—
Contributions from limited liability company unit holders	—	—	—	—	50	50
Issuance of shares under business combinations and investments	27,223	(17,407)	—	—	—	9,816
Contingent consideration, and other adjustments to purchase accounting	22,886	—	—	—	—	22,886
Issuance of deferred shares	—	—	752	—	—	752
Distribution of deferred shares	14,752	—	(14,752)	—	—	—
Issuance of warrants	—	181	—	—	—	181
Exercise of options, RSUs and warrants	2,819	(1,179)	—	—	—	1,640
Stock-based compensation	—	19,337	—	—	—	19,337
Distributions to third party and limited liability company unit holders	—	—	—	—	(2,789)	(2,789)
Net income	—	—	—	14,993	4,085	19,078
Balance, December 31, 2020	$1,048,640	$4,893	$2,587	$(145,499)	$3,537	$914,158
Balance, January 1, 2021	$1,048,640	$4,893	$2,587	$(145,499)	$3,537	$914,158
Issuance of shares for redemption of noncontrolling interest	4,070	(4,996)	—	—	926	—
Issuance of shares under business combinations and investments	343,281	22	—	—	—	343,303
Shares issued as contingent consideration	23,818	9,654	—	—	—	33,472
Issuance of deferred shares	—	—	37,565	—	—	37,565
Distribution of deferred shares	3,896	—	(3,890)	—	—	6
Issuance of registered shares pursuant to Form S-1	155,803	(305)	—	—	—	155,498
Exercise of options, RSUs and warrants	46,758	(32,498)	—	—	—	14,260
Stock-based compensation	—	19,600	—	—	—	19,600
Warrants and shares issued in association with note payable	271	24,875	—	—	—	25,146
Shares issued for settlement of business obligation	7,135	—	—	—	—	7,135
Distributions to limited liability company unit holders	—	—	—	—	(11,028)	(11,028)
Net income	—	—	—	75,436	4,927	80,363
Balance, December 31, 2021	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022, 2021 and 2020

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Shares issued as contingent consideration	13,111	—	—	—	—	13,111
Indemnification of deferred shares associated with post acquisition costs	—	—	(51)	—	—	(51)
Exercise of options, RSUs and warrants	11,215	(7,393)	—	—	—	3,822
Shares issued for settlement of business obligation	1,774	(24)	—	—	—	1,750
Stock-based compensation	—	27,140	—	—	—	27,140
Distributions to limited liability company unit holders	—	—	—	—	(14,879)	(14,879)
Net income	—	—	—	11,978	1,677	13,655
Balance, December 31, 2022	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$11,978	$75,436	$14,993
Net income attributable to non-controlling interest	1,677	4,927	4,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,664	68,458	52,506
Amortization of operating lease assets	43,985	34,124	26,287
Loss on extinguishment of debt	—	10,645	—
Loss on disposal of property and equipment	383	314	31
Impairment of goodwill and intangible assets	88,503	—	—
Impairment of long-lived property and equipment	1,419	4,744	—
Loss (earnings) on equity method investment	4,259	(1,799)	(2,320)
Gain from lease modification	(3,330)	—	—
Bad debt expense	423	488	367
Deferred income taxes	(17,477)	(4,763)	2,095
Stock-based compensation	27,140	19,600	19,337
Decrease (increase) in fair value of investments	11,651	(6,377)	(26,371)
Decrease in fair value of contingent consideration	(29,012)	(8,273)	(8,642)
(Decrease) increase in fair value of warrants	(20,357)	(14,577)	23,002
Shares issued for settlement of business obligation	1,750	7,135	—
Fair value adjustment on note receivable	—	—	816
Amortization of debt discount	9,174	7,235	5,159
Changes in operating assets and liabilities:
Accounts receivable	(9,264)	(646)	(14,252)
Inventories	(19,791)	(16,439)	(23,377)
Prepaid expenses and other current assets	(3,222)	(4,863)	230
Deposits and other assets	(419)	(749)	756
Accounts payable	3,571	(9,525)	11,674
Accrued liabilities	2,361	10,165	18,684
Operating lease liabilities	(38,258)	(28,597)	(17,682)
Income tax receivable and payable, net	(5,244)	(14,615)	8,540
NET CASH PROVIDED BY OPERATING ACTIVITIES	158,564	132,048	95,918
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(179,500)	(187,850)	(59,797)
Proceeds from disposal of property and equipment	869	109	11,799
Investments in securities and associates	(5,804)	(79,050)	(525)
Proceeds from equity investments and notes receivable	3,571	18,417	170
Settlement of acquisition consideration payable	(31,732)	—	—
Purchase of businesses, net of cash acquired	(7,350)	(32,356)	(8,921)
NET CASH USED IN INVESTING ACTIVITIES	(219,946)	(280,730)	(57,274)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	—	1,675	50
Distributions to limited liability company unit holders	(14,879)	(11,028)	(2,789)
Contributions from unconsolidated subsidiaries	550	—	—
Net proceeds from issuance of registered shares pursuant to Form S-1	—	155,498	—
Proceeds from exercise of options and warrants	3,822	14,260	1,640
Payment for purchase of noncontrolling interest	—	—	(150)
Proceeds from issuance of notes payable	20,101	208,700	—
Principal repayment of notes payable	(950)	(70,507)	(304)
Prepayment penalty and other costs associated with refinancing	—	(3,254)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,644	295,344	(1,553)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(52,738)	146,662	37,091
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	230,420	83,758	46,667
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$177,682	$230,420	$83,758

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$18,552	$15,311	$12,762
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$887	$22,096	$(2,029)
Noncash increase in right of use asset	$(74,996)	$(27,035)	$(79,085)
Noncash increase in lease liability	$74,996	$27,035	$79,085
Warrant issuance associated with note payable	$—	$25,145	$754
Mortgages associated with operating properties	$7,350	$6,830	$3,607
Liability for purchase of noncontrolling interest	$—	$—	$(5,350)
Liability associated with acquisition agreement	$—	$—	$2,000
Shares issued for purchase of noncontrolling interest	$2,379	$4,070	$—
Issuance of shares associated with contingent consideration	$13,111	$33,472	$22,486
Deferred share issuances	$—	$37,565	$752
Deferred share distributions	$—	$(3,890)	$(14,752)
Issuance of shares under business combinations	$1,406	$343,303	$4,619
Acquisitions
Inventories	$412	$9,489	$131
Accounts receivable	34	527	—
Prepaid expenses	72	1,117	17
Property and equipment	738	30,789	264
Right of use assets	743	19,003	119
Identifiable Intangible assets	4,816	314,457	6,182
Goodwill	14,214	250,152	7,612
Deposits and other assets	12	1,031	611
Liabilities assumed	(1,222)	(13,692)	(1,520)
Lease liabilities	(743)	(19,003)	(119)
Notes Payable	—	(5,627)	—
Noncontrolling interests	17,735	—	—
Contingent liabilities	(200)	(98,500)	—
Equity interests issued	(3,785)	(374,244)	(5,097)
Fair value of previously held equity interest	(11,336)	—	—
Cash consideration payable	—	(32,092)	—
Deferred income taxes	1,216	(51,051)	720
Settlement of noncontrolling interests	(15,356)	—	—
	$7,350	$32,356	$8,920
ADDITIONAL SUPPLEMENTAL INFORMATION
Decrease (increase) in fair value of investments	$22,606	$(6,377)	$(26,371)
Increase in fair value of equity method investments	(10,955)	—	—
TOTAL DECREASE (INCREASE) IN FAIR VALUE OF INVESTMENTS	$11,651	$(6,377)	$(26,371)

The accompanying notes are an integral part of these consolidated financial statements

F-7

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

1. NATURE OF OPERATIONS

Green Thumb Industries Inc. (“Green Thumb” or the “Company”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain named RISE, which sell our products and third-party products. As of December 31, 2022, Green Thumb has revenue in fifteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 3,800 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

2. SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Preparation and Statement of Compliance

The consolidated financial statements as of December 31, 2022, 2021 and 2020 (the “Consolidated Financial Statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

(d)
Basis of Consolidation

The consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 include the accounts of the Company, its wholly-owned subsidiaries, its partially-owned subsidiaries, and those controlled by the Company by virtue of agreements, on a consolidated basis after elimination of intercompany transactions and balances.

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

The following are the Company’s wholly owned subsidiaries that are included in these consolidated financial statements as of and for the years ended December 31, 2022 and 2021:

Subsidiaries	Jurisdiction	Interest
GTI23, Inc.	Delaware	100%
VCP23, LLC	Delaware	100%
GTI Core, LLC	Delaware	100%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d) Basis of Consolidation (Continued)

The following are VCP23, LLC’s and GTI Core, LLC’s wholly owned subsidiaries and entities over which the Company has control, that are included in these consolidated financial statements for the year ended December 31, 2022:

Subsidiaries	Ownership	Jurisdiction	Purpose
JB17, LLC	100%	Maryland	Management company
GTI-Clinic Illinois Holdings, LLC	100%	Illinois	License holder
ILDISP, LLC	100%	Illinois	License holder
RISE Holdings, Inc.	100%	Massachusetts	License holder
Liberty Compassion Inc.	100%	Massachusetts	License holder
GTI Maryland, LLC	100%	Maryland	License holder
Ohio Investors 2017, LLC	100%	Ohio	Holding Company
GTI Ohio, LLC	100%	Ohio	License holder
GTI Nevada, LLC	100%	Nevada	License holder
GTI Pennsylvania, LLC	100%	Pennsylvania	License holder
GTI Florida, LLC	100%	Florida	Holding company
KSGNF, LLC	100%	Florida	License holder
GTI New Jersey, LLC	100%	New Jersey	License holder
KW Ventures Holdings, LLC	100%	Pennsylvania	License holder
Chesapeake Alternatives, LLC	100%	Maryland	License holder
Meshow, LLC	100%	Maryland	License holder
Maryland Health and Wellness Center, Inc.	100%	Maryland	License holder
Advanced Grow Labs, LLC	100%	Connecticut	License holder
Bluepoint Wellness of Westport, LLC	46%	Connecticut	License holder
Bluepoint Apothecary, LLC	100%	Connecticut	License holder
Southern CT Wellness and Healing	100%	Connecticut	License Holder
Integral Associates, LLC	100%	Nevada	License holder
Integral Associates CA, LLC	100%	California	License holder
Fiorello Pharmaceuticals, Inc.	100%	New York	License holder
Dharma Pharmaceuticals, LLC	100%	Virginia	License holder
Summit Medical Compassion Center, Inc.	0%	Rhode Island	License holder
LeafLine Industries, LLC	100%	Minnesota	License holder
MC Brands, LLC	100%	Colorado	Intellectual property
For Success Holding Company	100%	California	Intellectual property
VCP IP Holdings, LLC	100%	Delaware	Intellectual property
Vision Management Services, LLC	100%	Delaware	Management company
TWD18, LLC	100%	Delaware	Investment company
VCP Real Estate Holdings, LLC	100%	Delaware	Real Estate holding company

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

(h)
Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. For the years ended December 31, 2022 and 2021 the Company recorded approximately $928 thousand and $643 thousand, respectively, in allowance for doubtful accounts. During the years ended December 31, 2022, 2021 and 2020, the Company recorded bad debt expense of $423 thousand, $488 thousand and $367 thousand, respectively.

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

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the years ended December 31, 2022 and 2021, the Company recorded an impairment charge of $1,419 thousand and $4,744 thousand respectively, within selling, general, and administrative expenses on the consolidated statement of operations. No such impairment charges were recorded during the year ended December 31, 2020.

(k)
Note Receivable and Investments

Convertible notes investments and investments in equity of private companies are classified as financial assets at fair value. Upon initial recognition, the investment is recognized at fair value with directly attributable transaction costs expensed as incurred. Subsequent changes in fair value are recognized in profit or loss.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)
Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition and were as follows for each class of intangible asset as of December 31, 2022:

Licenses and Permits	7-15 years
Tradenames	3-15 years
Customer Relationships	3-7 years
Non-competition Agreement	2-5 years

Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

During 2022, management determined that certain tradenames associated with the 2019 acquisition of Integral Associates, LLC should be written off as the Company has made plans to re-brand the Essence retail stores acquired as part of that transaction, into RISE retail stores along with a decision to no longer produce the Desert Grown Farms brand. As of December 31, 2022, the Company recorded an impairment charge of $31,131 thousand associated with these intangible assets.

No such impairment charges were recorded during the years ended December 31, 2021 or 2020.

(m)
Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and intangible assets acquired. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit.

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The Company reviews indefinite-lived intangible assets, which includes goodwill, annually, as of October 1, for impairment or more frequently if events or circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent information available.

The Company applies the guidance in ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During the years ended December 31, 2021 and 2020, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company's Step Zero analysis, no further quantitative impairment test was deemed necessary.

During 2022, the Company’s evaluated its existing reporting units under the accounting guidance provided in ASC 280, Segment Reporting, and determined that the individual components within each respective segment were economically similar and thus, aggregation of these components into two reporting units that align with our reportable segments, should be applied. Subsequent to October 1, 2022, the Company aggregated each of the components into two reporting units (Retail and Consumer Packaged Goods).

As part of the Company's aggregation of the 30 reporting units that existed prior to October 1, 2022, the accounting guidance required the reporting units be tested for impairment through a Step 1 quantitative analysis prior to aggregation.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)
Goodwill (Continued)

The analysis performed included estimating the fair value of each reporting unit using either an income or market approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and the eventual repeal of 280E. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

As a result, for the year ended December 31, 2022, the Company recognized an impairment charge of $44,392 thousand associated with its Nevada Consumer Packaged Goods operations and $12,980 thousand associated with its Nevada Retail operations as the carrying values of the reporting units exceeded the estimated fair value by such amounts. No such impairment charges were recorded for the years ended December 31, 2021 or 2020.

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

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 12—Income Taxes, the Company is subject to the limitations of Internal Revenue Code of 1986, as amended (“IRC”) Section 280E.

(o)
Revenue Recognition

Revenue is recognized by the Company in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Through application of the standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)
Revenue Recognition (Continued)

Revenues consist of Consumer Packaged Goods and Retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. During the years ended December 31, 2022, 2021 and 2020, sales discounts totaled $167,288 thousand, $83,851 thousand and $48,442 thousand, respectively.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

At some locations, the Company offers a loyalty reward program to its retail customers. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2022 and 2021, the loyalty liability totaled $4,871 thousand and $3,986 thousand, respectively, and is included in accrued liabilities on the consolidated balance sheets.

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

The Company recognizes compensation expense for Restricted Stock Units (“RSUs”) and options on a straight-line basis over the requisite service period of the award. Non-market vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Estimates are subsequently revised if there is any indication that the number of options expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior period if share options ultimately exercised are different to that estimated on vesting.

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

(q)
Fair Value of Financial Instruments (Continued)

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

(t)
Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of Common Shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding Common Shares and consequently are not included in the basic earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of Common Shares outstanding to assume conversion of all dilutive potential Common Shares. The Company has three categories of potentially dilutive Common Share equivalents: RSUs, options and warrants. As of December 31, 2022, the Company had 9,577,947 options, 947,502 RSUs and 3,734,555 warrants outstanding. As of December 31, 2021, the Company had 5,383,275 options, 376,127 RSUs and 3,835,278 warrants outstanding. As of December 31, 2020, the Company had 5,664,406 options, 689,340 RSUs and 2,520,794 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the exercise of dilutive unvested RSUs, options, and warrants would be used to repurchase Common Shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of options and convertible debt that would increase earnings per share or decrease loss per share. For the year ended December 31, 2022, the computation of diluted earnings per share included 1,001,835 options, 243,194 RSUs and 121,945 warrants. For the year ended December 31, 2021, the computation of diluted earnings per share included 2,323,625 options, 200,732 RSUs and 1,042,199 warrants. For the year ended December 31, 2020, the computation of diluted earnings per share included 1,307,421 options, 134,254 RSUs and 101,254 warrants.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)
Earnings per Share (Continued)

For the years ended December 31, 2022, 2021, and 2020 the weighted average number of anti-dilutive options excluded from the computation of diluted earnings per share were 1,895,273; 626,930; and 580,672, respectively.

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

(v)
Foreign Currency

Assets and liabilities denominated in currencies other than Green Thumb’s functional currency are initially measured in the functional currencies at the transaction date exchange rate. Monetary assets are remeasured at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are translated at the transaction date exchange rate. Foreign currency gains and losses resulting from translation are reflected in net comprehensive income (loss) for the period. During the years ended December 31, 2022, 2021, and 2020, there were no significant transactions in currencies other than US Dollars.

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

During the years ended December 31, 2022 and 2021, the Company recorded impairment charges associated with long-lived fixed assets of $1,419 thousand and $4,744 thousand respectively, within selling, general, and administrative expenses on the consolidated statement of operations. No such impairment charges were recorded during the year ended December 31, 2020.

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

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgment in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied.

See Note 5—Acquisitions for details.

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

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill has been impaired. As described in Notes 2(l) and 2(m), the Company applies the guidance in ASU 2011-08 Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During the years ended December 31, 2021 and 2020, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company's Step Zero analysis, no further quantitative impairment test was deemed necessary.

During 2022, the Company evaluated its existing reporting units under the accounting guidance provided in ASC 280, Segment Reporting, and determined that the individual components within each respective segment were economically similar and thus, aggregation of these components into two reporting units that align with our reportable segments, should be applied. Beginning October 1, 2022, the Company identified two reporting units (Retail and Consumer Packaged Goods).

As part of the Company's aggregation of the 30 reporting units that existed prior to October 1, 2022, the accounting guidance required the reporting units be tested for impairment through a Step 1 quantitative analysis prior to aggregation to determine if any of the reporting units was impaired.

The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate costs. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of fair value in the quantitative assessment requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, capital expenditures and the eventual repeal of 280E.

As a result of the Company's goodwill impairment analysis, the Company determined two of the reporting units were impaired. See Note 6—Intangible Assets and Goodwill for additional detail.

(vi)	Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments Retail and Consumer Packaged Goods. During 2022, the Company’s evaluated its existing reporting units under the accounting guidance provided in ASC 280, Segment Reporting, and determined that the individual components within each respective segment were economically similar and thus, aggregation of these components into two reporting units that align with our reportable segments, should be applied. Beginning October 1, 2022, the Company identified two reporting units (Retail and Consumer Packaged Goods).

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x)
Significant Accounting Judgment, Estimates and Assumptions (Continued)

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(y)
New and Revised Standards (Continued)
(iii)
On August 5, 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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

The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill; long-lived assets and intangible assets; operating lease right of use assets and operating lease liabilities; valuation of deferred income taxes; the allowance for doubtful accounts; assessment of the Company’s lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. During 2022, the Company’s revenue, gross profit and operating income were not negatively impacted by COVID-19 and the Company generally maintained the consistency of its operations. However, the uncertain nature of the spread of COVID-19 may impact its business operations for reasons including the potential quarantine of Green Thumb employees or those of its supply chain partners.

3. INVENTORIES

The Company’s inventories include the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Raw Material	$3,070	$5,278
Packaging and Miscellaneous	9,847	8,622
Work in Process	57,287	42,403
Finished Goods	49,268	41,069
Reserve for Obsolete Inventory	(3,797)	(1,901)
Total Inventories	$115,675	$95,471

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

4. PROPERTY AND EQUIPMENT

At December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Buildings and Improvements	$176,874	$101,283
Equipment, Computers and Furniture	122,568	83,281
Leasehold Improvements	135,524	114,303
Land Improvements	847	607
Capitalized Interest	16,934	6,523
Total Property and Equipment	452,747	305,997
Less: Accumulated Depreciation	(80,702)	(45,198)
Property and Equipment, net	372,045	260,799
Land	29,106	20,258
Assets Under Construction	156,722	128,017
Property and Equipment, net	$557,873	$409,074

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 totaled $37,006 thousand, $23,250 thousand and $15,479 thousand, respectively, of which $24,117 thousand, $14,301 thousand and $8,283 thousand, respectively, is included in cost of goods sold.

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
2022 Business Acquisitions

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

The equity method investment associated with the other retail store owned by ILDISP was remeasured at fair value of $11,336 thousand as of the date of the transaction, and resulted in a gain on the fair value of the equity method investment of $10,955 thousand, which was recorded in other income (expense) on the consolidated statement of operations. The Company, with the assistance of an external valuation expert, measured the fair value of the equity method investment utilizing a market approach as of the date of acquisition. Significant inputs included the equity method investments projected EBITDA for the year ended December 31, 2022, along with selected market multiples.

In addition to the fair value of the equity method investment of $11,336 thousand, which was included as part of the consideration exchanged, the Company allocated consideration of $6,766 thousand in cash along with 75,818 Subordinate Voting Shares of Green Thumb, with a fair value of $1,406 thousand, to the acquisition of the other retail store.

After completing the preliminary allocation of the aggregate consideration exchanged for the assets acquired and liabilities assumed, the Company recorded a license intangible asset of $14,000 thousand and non-tax deductible goodwill of $4,697 thousand. Other assets acquired and liabilities assumed were not material. The weighted average amortization period for the license intangible is 15 years. Acquisition related expenses associated with the transaction were not material.

During 2022, the Company finalized the purchase price allocation associated with the March 1, 2022 acquisition of ILDISP. The Company remeasured the assets acquired and liabilities assumed with the assistance of an external valuation expert, which resulted in a reduction to the license intangible of $143 thousand and a corresponding increase in the value of goodwill.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

5. ACQUISITIONS (Continued)

(b)
2021 Business Acquisitions

During 2022, the Company finalized the purchase price allocations associated with the 2021 acquistions of Summit Medical Compassion Center, Inc., GreenStar Herbals Inc. (“GreenStar”). MDHWC Management Corp. and LeafLine Industries, LLC (“LeafLine”). The Company remeasured the assets acquired and liabilities assumed with the assistance of an external valuation expert. The following table summarizes the final purchase price allocations:

	Leafline Industries, LLC	Summit Medical Compassion Center, Inc.	Other
Cash	$959	$1,143	$520
Inventory	3,245	1,829	2,264
Accounts receivable	31	1	—
Prepaid expenses	705	105	117
Property and equipment, net	14,525	3,243	7,325
Right-of-use asset, net	594	210	1,713
Deposits and other assets	127	68	235
Intangible assets, net:
Licenses and permits	83,000	57,000	36,600
Liabilities assumed	(2,690)	(4,407)	(6,089)
Lease liabilities	(594)	(210)	(1,713)
Notes payable	(5,627)	—	—
Deferred income tax liabilities	—	(14,939)	(9,747)
Total identifiable net assets	94,275	44,043	31,225
Goodwill (non-tax deductible)	—	65,231	36,124
Goodwill (tax deductible)	63,203	—	—
Net assets	$157,478	$109,274	$67,349

The weighted-average amortization period for the license intangibles was 15 years. Acquisition related expenses incurred during the year ended December 31, 2021 were approximately $2,036 thousand and were recorded within selling, general and administrative expenses.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

5. ACQUISITIONS (Continued)

(b)
2021 Business Acquisitions (Continued)

(i) Acquisition of Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC

On August 1, 2021, the Company acquired Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC (collectively referred to as “Summit”), both of which have contractual interests in Summit Medical Compassion Center, Inc. a non-profit entity with vertically integrated cannabis operations in Rhode Island for the purpose of expanding Green Thumb's national presence. Green Thumb exchanged 2,387,807 Subordinate Voting Shares (including 303,599 deferred shares) valued at approximately $69,874 thousand based on the fair value of the securities as traded on the CSE on the date of the transaction.

The purchase agreement included additional consideration of up to 2,500,000 Subordinate Voting Shares of Green Thumb depending upon the achievement of certain earnings targets over the twelve-month period following the close of the transaction. During 2022, the Company remeasured the contingent consideration on a quarterly basis until it became evident that the earnings targets would not be achieved. As a result, as of December 31, 2022, the Company recorded a total of $29,400 thousand in fair value adjustments, which were recorded, net, within selling, general and administrative expenses on the consolidated statement of operations. See Note 15—Fair Value Measurements for additional detail.

(ii) Acquisition of GreenStar Herbals Inc.

On September 1, 2021, the Company acquired GreenStar, a Massachusetts-based adult-use cannabis retailer, for the purpose of expanding the Company's operational capacity in the Massachusetts market. Green Thumb exchanged $5,228 thousand in cash and issued 1,344,216 Subordinate Voting Shares (including 161,306 deferred shares) valued at approximately $39,681 thousand in consideration for the ownership interests. The fair value of the securities was based upon the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction.

The purchase agreement included additional consideration of up to 663,810 Subordinate Voting Shares of Green Thumb depending upon the achievement of certain revenue metrics of GreenStar over the twenty-four-month period following the close of the transaction. During 2022, the Company remeasured the contingent consideration on a quarterly basis until it became evident that the revenue metrics would not be achieved. As a result, as of December 31, 2022, the Company recorded $5,800 thousand in fair value adjustments, which were recorded, net, within selling, general and administrative expenses on the consolidated statement of operations. See Note 15—Fair Value Measurements for additional detail.

(iii) Acquisition of MDHWC Management Corp.

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

On September 23, 2022, Green Thumb received approval from the Maryland Cannabis Commission to exercise our option to purchase all of the outstanding shares held by the former owner of Maryland Health and Wellness Center Inc. in exchange for $30 thousand in cash. The exercise of this option also resulted in the termination of the MSA that was in place since the date of acquisition.

(iv) Acquisition of LeafLine Industries, LLC

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

At December 31, 2022 and 2021, intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$113,800	$546,916	$655,900	$69,812	$586,088
Trademarks	41,511	10,486	31,025	98,936	25,096	73,840
Customer Relationships	24,438	13,435	11,003	24,438	9,944	14,494
Non-Competition Agreements	2,565	1,990	575	2,565	1,496	1,069
Total Intangible Assets	$729,230	$139,711	$589,519	$781,839	$106,348	$675,491

The Company recorded amortization expense for the years ended December 31, 2022, 2021 and 2020 of $59,658 thousand, $45,208 thousand and $37,027 thousand, respectively.

On an annual basis, the Company reviews the estimated useful lives, residual values and amortization methods used for each identifiable intangible asset acquired. During the 2022 annual review, management determined that certain tradenames associated with the 2019 acquisition of Integral Associates, LLC should be written off as the Company has made plans to re-brand the Essence retail stores acquired as part of that transaction, into RISE retail stores along with a decision to no longer produce the Desert Grown Farms brand. As a result, as of December 31, 2022, the Company recorded an impairment charge of $31,131 thousand associated with these intangible assets.

No such impairment charges were recorded during the years ended December 31, 2021 or 2020.

The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2022:

Estimated Amortization
Year Ending December 31,	(in thousands)
2023	$50,840
2024	50,392
2025	50,294
2026	47,332
2027	46,803
2028 and Thereafter	343,858
$589,519

As of December 31, 2022, the weighted average amortization period remaining for intangible assets was 12.30 years.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At December 31, 2022 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Packaged Goods	Total
	(in thousands)
As of January 1, 2022	$274,811	$358,038	$632,849
Acquisition of ILDISP, LLC	4,697	—	4,697
Adjustments to Preliminary Purchase Price Allocations	7,274	2,243	9,517
Impairment of Goodwill	(12,980)	(44,392)	(57,372)
As of December 31, 2022	$273,802	$315,889	$589,691

During the year ended December 31, 2022, the Company evaluated its existing reporting units under the accounting guidance provided in ASC 280, Segment Reporting and determined that the individual components within each respective segment were economically similar and thus, aggregation of these components into two reporting units that align with our reportable segments, should be applied. Beginning October 1, 2022, the Company identified two reporting units (Retail and Consumer Packaged Goods).

As part of the Company's aggregation of the 30 reporting units that existed prior to October 1, 2022, the accounting guidance required the reporting units be tested for impairment through a Step 1 quantitative analysis prior to aggregation. As a result of the goodwill impairment test, the Company recognized an impairment charge of $44,392 thousand associated with its Nevada Consumer Packaged Goods operations and $12,980 thousand associated with its Nevada Retail operations as the carrying values of the reporting units exceeded the estimated fair value by such amounts. No such impairment charges were recorded for the years ended December 31, 2021 or 2020.

At December 31, 2021 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Packaged Goods	Total
	(in thousands)
As of January 1, 2021	$130,680	$252,017	$382,697
Acquisition of Dharma Pharmaceuticals, LLC	37,100	39,045	76,145
Acquisition of Summit Medical Compassion Center, Inc.	45,725	19,506	65,231
Acquisition of LeafLine Industries, LLC	33,558	23,328	56,886
Other Acquisitions	38,985	24,142	63,127
Adjustments to Purchase Price Allocations	(11,237)	—	(11,237)
As of December 31, 2021	$274,811	$358,038	$632,849

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

7. INVESTMENTS

As of December 31, 2022 and 2021, the Company held various equity interests in cannabis companies as well as investments in convertible notes that had a combined fair value of $74,169 thousand and $94,902 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments during the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Beginning	$94,902	$40,795
Additions	5,444	83,689
Disposals	(3,571)	(18,417)
Fair value adjustment	(22,606)	6,377
Transfers out	—	(17,542)
Ending	$74,169	$94,902

For the year ended December 31, 2022, the Company recorded net fair value losses of $22,606 thousand, of which $17,078 thousand related to equity investments, and $6,192 thousand related to note receivable investments that were recorded within other income (expense), and accrued interest of $664 thousand that was recorded to interest income on the consolidated statement of operations.

For the year ended December 31, 2021, the Company recorded net fair value gains of $6,377 thousand, of which $5,955 thousand related to equity investments and was recorded within other income (expense), and accrued interest of $422 thousand that was recorded to interest income on the consolidated statement of operations.

For the year ended December 31, 2020, the Company recorded net fair value gains of $26,371 thousand within other income (expense) on the consolidated statement of operations.

(a) Equity Investments

For the years ended December 31, 2022 and 2021, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $2,535 thousand and $20,583 thousand, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company received proceeds from the sale of such investments of $2,488 thousand, $18,417 thousand and $170 thousand, respectively. The Company recorded net (losses) gains on the change in fair value of such investments of $(15,560) thousand, $828 thousand and $423 thousand during the years ended December 31, 2022, 2021 and 2020, respectively, within other income (expense) on the consolidated statement of operations. These investments are classified as trading securities on the Company's consolidated balance sheet.

For the years ended December 31, 2022 and 2021, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $40,330 thousand and $33,066 thousand, respectively. There were no sales of these investments during the years ended December 31, 2022, 2021 and 2020. The Company recorded net (losses) gains on the change in fair value of such investments of $(1,518) thousand, $5,127 thousand and $25,948 thousand during the years ended December 31, 2022, 2021 and 2020, respectively, within other income (expense) on the consolidated statement of operations. These investments are classified as trading securities on the Company's consolidated balance sheet.

See Note 15—Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

7. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

During the year ended December 31, 2021, the Company transferred $17,542 thousand of its investment in a privately held entity without readily determinable fair value to investment in associate based on the Company's ownership percentage and its ability to exert significant influence over the entity. As a result of the change, the Company began accounting for the investment as an equity method investment. No such transfers occurred during the year ended December 31, 2022.

Unrealized gains and (losses) recognized on equity investments held during the years ended December 31, 2022, 2021 and 2020 were $(16,910) thousand, $6,377 thousand, and $26,371 thousand, respectively.

(b) Note Receivable Instruments

As of December 31, 2022 and 2021, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $22,214 thousand and $23,534 thousand, respectively. During the year ended December 31, 2022, the Company recorded net losses on the change in fair value of such investments of $237 thousand, within other income (expense) on the consolidated statement of operations. There were no gains or (losses) recognized on these investments during the year ended December 31, 2021. The Company received proceeds from the partial principal repayment of the note receivable of $1,083 thousand during the year ended December 31, 2022. The note receivable instruments had a stated interest rate of 13% and a maturity date of April 29, 2025. These notes did not contain conversion features and are currently classified as trading securities on the Company's consolidated balance sheet.

As of December 31, 2022 and 2021, the Company held note receivable instruments which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $9,090 thousand and $17,719 thousand, respectively, with stated interest ranging between 0.91% - 10% and terms between 15 months to five years. During the years ended December 31, 2022 and 2021, the Company recorded net losses on the change in fair value of such investments of $5,955 thousand and $0 thousand, respectively, within other income (expense). The combined fair value amounts include the initial investment cost and combined contractual accrued interest of $664 thousand and $422 thousand for the years ended December 31, 2022 and 2021. These notes are classified as trading securities on the Company's consolidated balance sheet.

See Note 15—Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. LEASES

(a) Operating Leases

The Company has operating leases for its retail stores and processing and cultivation facilities located throughout the U.S., as well as for corporate office space in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the years ended December 31, 2022, 2021 and 2020 the Company recorded operating lease expense of $43,985 thousand, $34,124 thousand and $26,287 thousand, respectively.

Other information related to operating leases as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	11.64	11.82
Weighted average discount rate	12.42%	13.60%

Maturities of lease liabilities for operating leases as of December 31, 2022 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
	(in thousands)
2023	$42,215	$569	$42,784
2024	42,220	437	42,657
2025	39,919	343	40,262
2026	38,231	350	38,581
2027	38,519	357	38,876
2028 and Thereafter	347,404	1,728	349,132
Total Lease Payments	548,508	3,784	552,292
Less: Interest	(290,638)	(1,467)	(292,105)
Present Value of Lease Liability	$257,870	$2,317	$260,187

(b) Related Party Operating Leases

Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owned the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chariman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). On December 16, 2022, the Company purchased land located at 5401 NW 44th Ave. Ocala, Florida for $5,584 thousand, excluding transaction costs, from Mosaic Real Estate Ocala, LLC. This transaction resulted in the termination of the Florida related party leasing agreement. For the years ended December 31, 2022, 2021 and 2020, the Company recorded lease expense of $1,129 thousand, $1,185 thousand and $1,500 thousand respectively, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. LEASES (Continued)

(c) Sales Lease Back Transactions

(i) Danville Cultivation and Processing Facility

On November 12, 2019, the Company closed a sale and lease back transaction to sell its Danville, Pennsylvania cultivation and processing facility to Innovative Industrial Properties, Inc. (“IIP”).

On June 29, 2022 the Company amended (the “Amendment”) its original lease agreement with IIP. The Amendment provided an additional tenant improvement allowance of $55,000 thousand to be used on enhancements to the facility. In addition to the tenant improvement allowance of $19,300 thousand received in November 2019, the total tenant improvement allowance provided by IIP was $74,300 thousand, and brings IIP's total investment in the property to $94,600 thousand. The Amendment to the lease was treated as a modification and resulted in a gain of $3,061 thousand as well as an increase in the right of use asset and related lease liability to $81,720 thousand.

(ii) Toledo, Ohio Cultivation and Processing Facility

On January 31, 2020, the Company closed on a sale and lease back transaction to sell its Toledo, Ohio processing facility to IIP. Under a long-term agreement, the Company leased back the facility and continued to operate and manage it. The purchase price for the property was $2,900 thousand, excluding transaction costs.

On October 1, 2020, the Company and IIP amended the lease on the Toledo, Ohio processing facility. Under the amendment, IIP provided an additional $25,000 thousand in funding to be used for the construction of a cannabis cultivation facility. The amended lease had a term of 20 years and was recorded as an operating lease which resulted in a right of use asset and related lease liability of $28,134 thousand.

(iii) Oglesby Cultivation and Processing Facility

On March 6, 2020, the Company closed on a sale and lease back transaction to sell its Oglesby, Illinois cultivation and processing facility to IIP. Under a long-term agreement, the Company leased back the facility and continued to operate and manage it. The purchase price for the property was $9,000 thousand, excluding transaction costs. Since the closing of the transaction on March 6, 2020, the Company has made various improvements to the property that has significantly enhanced production capacity, for which IIP reimbursed the Company $41,000 thousand. The lease has a term of 16 years and was recorded as an operating lease which resulted in a right of use asset and related lease liability of $42,236 thousand.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. NOTES PAYABLE

At December 31, 2022 and 2021, notes payable consisted of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Charitable Contributions[1]	$764	$1,238
Private placement debt dated April 30, 2021[2]	237,795	228,690
Mortgage notes[3]	37,109	10,006
Total notes payable	275,668	239,934
Less: current portion of notes payable	(1,037)	(783)
Notes payable, net of current portion	$274,631	$239,151

____________________

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50 thousand through October 2024 and $250 thousand per year through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt was issued in an original amount of $249,934 thousand with an interest rate of 7%, maturing on April 30, 2025. The debt was issued at a discount, the carrying value of which was $12,139 thousand and $21,244 thousand as of December 31, 2022 and 2021, respectively.

3 Mortgage notes, with an intial value of $38,292 thousand and $10,437 thousand, were issued by the Company in connection with various operating properties, and were recorded at such gross value as of December 31, 2022 and 2021, respectively. The mortgage notes were issued at a discount, the carrying value of which was $437 thousand and $162 thousand, and are presented net such discount and principal payments of $746 thousand and $269 thousand as of December 31, 2022 and 2021, respectively.

Annual maturities of debt related to mortgage notes for the five fiscal years subsequent to December 31, 2022 are: 2023 - $632 thousand; 2024 - $19,011 thousand; 2025 - $2,089 thousand; 2026 - $657 thousand; and 2027 - $696 thousand.

(a)
April 30, 2021 Private Placement Financing

On April 30, 2021, the Company closed a $249,934 thousand senior secured non-brokered private placement financing through the issuance of senior secured notes (the “April 30, 2021 Notes”). The Company used the proceeds to retire the Company’s existing $105,466 thousand, senior secured notes due May 22, 2023 (the “May 22, 2019 Notes”) and the remaining proceeds for general working capital purposes as well as various growth initiatives. The April 30, 2021 Notes had an initial maturity date of April 30, 2024 and bore interest from the date of issue of 7.00% per annum, payable quarterly. The financing permitted the Company to borrow an additional $33,266 thousand over the twelve months following the closure of the private placement financing. The purchasers of the April 30, 2021 Notes also received 1,459,044 warrants (the “Warrants”) each of which allowed the holders to purchase one Subordinate Voting Share at an exercise price of $32.68 per share, for a period of 60 months from the date of issuance.

The refinancing of the May 22, 2019 Notes involved multiple lenders who were considered members of a loan syndicate. In determining whether the refinancing of the May 22, 2019 Notes should be accounted for as a debt extinguishment or a debt modification, the applicable accounting guidance required the Company to evaluate whether, prior to and following the refinancing, creditors remained consistent with the original creditors from the May 22, 2019 private placement financing, and whether the changes in debt terms were substantial. A change in the terms of the May 22, 2019 Notes was considered to be substantial if the present value of the remaining cash flows under the April 30, 2021 Notes were at least 10% different from the present value of the remaining cash flows under the May 22, 2019 Notes (commonly referred to as the “10% Test”). The Company performed a separate 10% Test for each individual lender participating in the loan syndication. Of the 30 lenders who participated in the original financing of the May 22, 2019 Notes, 18 were accounted for as a debt extinguishment, while 12 were treated as a modification. Additionally, 9 new lenders joined the loan syndicate.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. NOTES PAYABLE (Continued)

(a)
April 30, 2021 Private Placement Financing (Continued)

On October 15, 2021, the Company amended its existing Notes Purchase Agreement for the April 30, 2021 Notes, for the purposes of borrowing an additional $33,200 thousand (issued as “Amended Notes”), as permitted under the April 30, 2021 Second Amendment to the Notes Purchase Agreement dated April 30, 2021. The additional borrowings had terms consistent with the April 30, 2021 Notes and increased the total amount borrowed to $249,934 thousand. The Company used the additional proceeds for general working capital purposes as well as various growth initiatives. The purchasers of the Amended Notes received an additional 243,303 warrants which allow the holder to purchase one Subordinate Voting Share at an exercise price of $30.02 per share, for a period of 60 months from the date of issue.

The Second Amendment to the Notes Purchase Agreement dated April 30, 2021 included certain covenants which require the Company to maintain (on a daily basis) unrestricted cash and cash equivalents in an amount greater than or equal to the amount of interest scheduled to become due in the next 365-days and to not permit the ratio of net debt to stockholders’ equity to exceed 0.6 to 1.0 as of the last day of any quarter. In addition, the Company is required to maintain a debt to EBITDA ratio of 4.5 to 1.0 as of the last day of each quarter. As of December 31, 2022 and 2021, the Company was in compliance with all covenants.

On July 14, 2022, the Company exercised its right to extend the maturity date of the Notes by one year from April 30, 2024 to April 30, 2025. The extension to the maturity date did not involve any amendment to the April 30, 2021 Notes or any additional consideration to the existing lenders.

(b)
Related Parties

A portion of the April 30, 2021 Notes are held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (held through KP Capital, LLC and Outsiders Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (held through AG Funding Group, LLC); Anthony Georgiadis, the President and a director of the Company (held through Three One Four Holdings, LLC); and Anthony Georgiadis and William Gruver, a former director of the Company (held through ABG, LLC).

(c)
Construction-to-Permanent Financing Arrangement

On October 12, 2022, the Company entered into a construction-to-permanent financing arrangement (the “Construction Loan”) which provided funding for the construction of a cultivation and processing facility in the amount of up to $31,000 thousand, which, as of December 31, 2022, the Company has drawn $18,345 thousand on the facility. The Construction Loan bears interest of U.S. prime rate plus 1%, with a floor of 5%, and matures upon the earlier of the completion of the construction, or 24 months. Interest only payments became due on the first of each month beginning on November 1, 2022. Upon maturity, the Construction Loan will convert to a 10 year mortgage note with a fixed interest rate of 3% over the weekly average yield of the U.S. treasury securities adjusted to a constant maturity of five years, with a floor of 5%. Payments of both principal and interest will be due on the first day of each calendar month following conversion.

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

The following table summarizes the number of warrants outstanding as of December 31, 2022 and 2021:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2021	2,097,931	C$	18.26	2.42	1,737,347	$31.83	4.38
Warrants Issued	—		—	—	—	—	—
Warrants Exercised	—		—	—	—	—	—
Warrants Expired	(100,723)		—	—	—	—	—
Balance as of December 31, 2022	1,997,208	C$	18.03	1.50	1,737,347	$31.83	3.38

(a)
Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at December 31, 2022 and 2021:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	December 31, 2022	December 31, 2021	Change
			(in thousands)
Bridge Financing Warrants Issued April 2019	C$22.90	—	$—	$676	$(676)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	3,125	18,527	(15,402)
Modification Warrants Issued November 2019	C$12.04	316,947	1,139	4,603	(3,464)
Additional Modification Warrants Issued May 2020	C$14.03	73,728	256	1,071	(815)
Totals		1,997,208	$4,520	$24,877	$(20,357)

During the years ended December 31, 2022, 2021 and 2020, the Company recorded gains of $20,357 thousand and $14,577 thousand, and losses of $23,002 thousand respectively, on the change in the fair value of the warrant liability within other income (expense) on the consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 15—Fair Value Measurements for additional details):

	December 31,	December 31,
Significant Assumptions	2022	2021
Volatility	70.44% - 78.21%	59.95% - 74.04%
Remaining Term	1.39 - 2.39 years	0.78 - 3.39 years
Risk Free Rate	3.82% - 4.07%	0.91% - 1.06%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. WARRANTS (Continued)

(b)
Equity Classified Warrants Outstanding

The Company's equity classified warrants were recorded at fair value at each respective date of issuance. Equity classified warrants are not remeasured at fair value on a recurring basis and are carried at their issuance date fair value. The following table summarizes the carrying amounts of the Company's equity classified warrants at December 31, 2022 and 2021:

			Issuance Date Fair Value
		Warrants	December 31,	December 31,
Warrants Included in Contributed Surplus	Strike Price	Outstanding	2022	2021
			(in thousands)
Mortgage Warrants Issued June 2020	$9.10	35,000	$181	$181
Private Placement Refinance Warrants Issued April 2021	$32.68	1,459,044	22,259	22,259
Private Placement Refinance Warrants Issued October 2021	$30.02	243,303	2,616	2,616
Totals		1,737,347	$25,056	$25,056

The equity classified warrants were valued as of the date of issuance using a Black Scholes Option Pricing model. The following table summarizes the significant assumptions used in determining the fair value of the equity classified warrants as of each respective issuance date:

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

(a)
Authorized

The Company has the following classes of share capital, with each class having no par value:

(i)
Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the year ended December 31, 2022, the shareholders of the Company converted 33,341 Multiple Voting Shares into 3,334,100 Subordinate Voting Shares.

(ii)
Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At December 31, 2022, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the year ended December 31, 2022, the shareholders of the Company converted 33,341 Super Voting Shares into 33,341 Multiple Voting Shares and 33,341 Multiple Voting Shares into 3,334,100 Subordinate Voting Shares.

(iii)
Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for one Multiple Voting Share, which is then convertible into 100 Subordinate Voting Shares. At December 31, 2022, the Company had 251,690 issued and outstanding Super Voting Shares which convert into 25,169,000 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the year ended December 31, 2022, the shareholders of the Company converted 33,341 Super Voting Shares into 33,341 Multiple Voting Shares.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL (Continued)

(b)
Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2020	128,999,964	373,350	402,289
Issuance of shares under business combinations and investments	1,752,065	—	—
Distribution of contingent consideration	2,713,463	—	—
Distribution of deferred shares	1,220,548	—	—
Issuance of shares upon exercise of options and warrants	171,813	—	—
Issuances of shares upon vesting of RSUs	923,468	—	—
Exchange of shares	42,331,900	(333,061)	(90,258)
As at December 31, 2020	178,113,221	40,289	312,031

As at January 1, 2021	178,113,221	40,289	312,031
Issuance of shares under business combinations and investments	12,904,675	—	—
Distribution of contingent consideration	881,357	—	—
Distribution of deferred shares	222,467	—	—
Issuance of common shares pursuant to S-1	4,693,991	—	—
Issuance of shares for redemption of noncontrolling interests	136,075	—	—
Issuance of shares upon exercise of options and warrants	1,302,682	—	—
Issuances of shares upon vesting of RSUs	389,530	—	—
Shares issued in association with notes payable	8,514	—	—
Shares issued for settlement of business dispute	240,000	—	—
Exchange of shares	2,875,800	(1,758)	(27,000)
As at December 31, 2021	201,768,312	38,531	285,031

As at January 1, 2022	201,768,312	38,531	285,031
Issuance of shares under business combinations and investments	204,036	—	—
Distribution of contingent consideration	667,080	—	—
Issuance of shares upon exercise of options and warrants	441,454	—	—
Issuances of shares upon vesting of RSUs	433,341	—	—
Shares issued for settlement of business obligation	142,952	—	—
Exchange of shares	3,334,100	—	(33,341)
As at December 31, 2022	206,991,275	38,531	251,690

(i)
Issuance of Shares Under Business Combinations and Investments

ILDISP, LLC

On March 1, 2022, the Company issued 204,036 Subordinate Voting Shares with a value of approximately $3,785 thousand, based on a 20 consecutive day volume weighted average price (“VWAP”), in connection with the Company's acquisition of the remaining ownership interests in two Illinois-based retail stores. The shares issued resulted in an increase in the Company's share capital and a corresponding increase in the net assets acquired. See Note 5—Acquisitions for details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(ii) Distribution of Contingent Consideration (Continued)

Integral Associates, LLC

In connection with the Company’s 2019 acquisition of Integral Associates, LLC, the purchase agreement included contingent consideration which was dependent upon the awarding of conditional and final dispensary operating licenses. During the year ended December 31, 2021, the Company issued a total of 681,364 Subordinate Voting Shares to the former owners of Integral Associates, LLC in connection with the awarding of two final retail store licenses. The shares had a combined fair value of $17,869 thousand, which was recorded in share capital on the consolidated balance sheet. As of December 31, 2022 and 2021, the carrying value of the equity classified contingent consideration was $9,654 thousand.

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration which was dependent upon the successful opening of five retail stores and the legal sale of adult-use cannabis by January 1, 2025. On August 16, 2021, the Company issued 199,993 Subordinate Voting Shares to the former owners of Dharma in connection with the opening of one retail store in Virginia. The shares had a fair value of $5,949 thousand on the date of issuance. On February 25, 2022, the Company issued 667,080 Subordinate Voting Shares to the former owners of Dharma in connection with the successful opening of two Retail stores in Virginia. The shares had a fair value of $13,111 thousand at the date of issuance.

As of December 31, 2022 and 2021, the estimated fair value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $41,943 thousand and $48,665 thousand, respectively, of which $11,400 thousand and $20,884 thousand, respectively, was included as a current liability on the Company's consolidated balance sheets.

(iii) Distribution of Deferred Shares

For Success Holding Company

As part of the consideration exchanged in the Company’s 2019 acquisition of For Success Holding Company, deferred shares were held back for a period of twenty-four months from the close of the transaction. On February 22, 2021, the Company issued 146,315 Subordinate Voting Shares with a value of $1,826 thousand in connection with the Company’s 2019 acquisition of For Success Holding Company. The issuance of the deferred shares represented the final payout to the former owners of For Success Holding Company and resulted in the cancellation of 780 shares representing certain reimbursable costs incurred by the Company.

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

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2021	5,383,275	$14.02	3.59	$48,803
Granted	5,434,092	10.92	6.45
Exercised	(441,454)	8.45		2,390
Forfeited	(797,966)	$11.80
Balance as of December 31, 2022	9,577,947	$12.71	4.80	$26,961
Vested	5,618,105	$9.71
Exercisable of December 31, 2022	3,364,644	$11.87	2.68	$7,793

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2022 and 2021, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2022 and 2021, respectively. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the year ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Weighted average grant date fair value (per share) of stock option units granted	$5.37	$14.47	$4.76
Intrinsic value of stock option units exercised, using market price at vest date (in thousands)	$2,390	$18,142	$1,184

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the options granted during the years ended December 31, 2022 and 2021, using the following ranges of assumptions:

	December 31,	December 31,
	2022	2021
Risk-free interest rate	1.18% - 3.54%	0.33% - 1.39%
Expected dividend yield	0%	0%
Expected volatility	60 - 64%	73%
Expected option life	3 – 4.5 years	3 – 3.5 years

As permitted under ASC 718, Stock Compensation, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of December 31, 2022 and 2021 and the changes during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2021	376,127	$15.55
Granted	1,163,372	17.84
Forfeited	(158,656)	18.79
Vested	(433,341)	15.36
Unvested Shares at December 31, 2022	947,502	$17.91

The following table summarizes the weighted average grant date fair value of RSUs granted and total fair value of RSUs vested for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Weighted average grant date fair value (per share) of RSUs granted	$17.84	$27.82	$10.25

The stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Stock options expense	$19,062	$13,198	$10,938
Restricted Stock Units	8,078	6,402	8,399
Total Stock Based Compensation Expense	$27,140	$19,600	$19,337

As of December 31, 2022, $39,331 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.94 years.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

12. INCOME TAX EXPENSE

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and the respective tax bases.

Green Thumb Industries Inc. is organized in Canada but maintains all of its operations in the United States. Due to this inverted entity structure, the Company is subject to both U.S. and Canadian taxation.

For the years ended December 31, 2022, 2021 and 2020, income taxes expense consisted of:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$106,425	$96,749	$65,118
State	36,436	35,402	16,640
Foreign	—	—	—
Total Current	142,861	132,151	81,758
Deferred:
Federal	(37,362)	(6,151)	3,520
State	(10,722)	(1,388)	(1,425)
Foreign	—	—	—
Total Deferred	(48,084)	(7,539)	2,095
Total	$94,777	$124,612	$83,853

The difference between the income tax expense for the years ended December 31, 2022, 2021 and 2020 and the expected income taxes based on the statutory tax rate applied to earnings (loss) arises as follows:

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

12. INCOME TAX EXPENSE (Continued)

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Income before Income Taxes	$108,432	$204,975	$102,931
Statutory Tax Rates	21%	21%	21%
Expense/(Recovery) based on Statutory Rates	22,771	43,045	21,615
State Taxes	24,077	31,476	14,837
Provision to Return Adjustment	499	971	5,299
Adjustments for Stock Compensation	497	(1,836)	(211)
Non-deductible Expenses	40,870	40,847	27,570
Change in State Rate Reconciliation	(127)	54	(2,535)
Change in Valuation Allowance	(25,970)	10,712	7,706
Change in Uncertain Tax Position	30,607	2,776	9,918
Other Differences	1,553	(3,433)	(346)
Income Tax Expense	$94,777	$124,612	$83,853

Income taxes paid for the years ended December 31, 2022, 2021 and 2020 were $118,176 thousand, $148,104 thousand and $72,575 thousand, respectively.

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product from its taxable income. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

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

At December 31, 2022 and 2021, the components of deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Deferred Tax Assets
Operating Lease Liabilities	$60,588	$42,982
Net Operating Losses	1,864	21,237
163(j) Interest Limitation	7,499	9,864
Warrant Fair Value Derivative	—	1,200
Stock-based Compensation	10,646	5,383
Asset Acquisition Life Difference	—	1,329
Capitalized Inventory	5,846	—
Fair Value Investments	3,306	—
Other	5,391	5,214
Valuation Allowance	(702)	(27,174)
Total Deferred Tax Assets	94,438	60,035
Deferred Tax Liabilities
Operating Right of Use Assets	$(56,546)	$(39,165)
Fair Value Investments	—	(4,703)
Warrant Fair Value Derivative	(4,804)	—
Intangibles	(52,508)	(84,896)
Total Deferred Tax Liabilities	(113,858)	(128,764)
Net Deferred Tax Liabilities	$(19,420)	$(68,729)

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

12. INCOME TAX EXPENSE (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is maintained as of December 31, 2022 and 2021 in the amount of $702 thousand and $27,174 thousand, respectively.

As of December 31, 2022, the Company had $7,308 thousand of gross federal net operating loss carryforwards which will not expire. Additionally, the Company had $9,644 thousand of gross state net operating loss carryforwards, if not claimed, begin to expire in 2031.

Pursuant to IRC Sections 382 and 383, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization.

The Company operates in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. In accordance with ASC 740, Income Taxes, the Company recognizes the benefits of uncertain tax positions in our consolidated financial statements only after determining that it is more likely than not that the uncertain tax positions will be sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
	(in thousands)
Balance at Beginning of Year	$13,117	$10,341	$2,113
Gross increases related to tax positions in a prior period	9,531	823	2,382
Gross decreases related to tax positions in a prior period	(1,100)	—	—
Gross increases related to tax positions in the current period	21,582	6,166	7,536
Gross decreases related to tax positions in a current period	—	(4,213)	(1,690)
Balance at End of Year	$43,130	$13,117	$10,341

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2022 and 2021, the Company recognized $3,555 thousand and $1,377 thousand of interest and penalties, respectively. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. The Company files income tax returns in the U.S., various state jurisdictions, and Canada, which jurisdictions have varying statutes of limitations. The U.S. federal statute of limitation remains open for the 2019 tax year to the present. The state income tax returns generally remain open for the 2019 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

13. OTHER INCOME (EXPENSE)

For the years ended December 31, 2022, 2021 and 2020 other income (expense) was comprised of the following:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Fair value adjustments on equity investments	$(23,270)	$5,955	$26,371
Fair value adjustments on equity method investments	10,955	—	—
Fair value adjustments on variable note receivable	—	—	(816)
Loss on extinguishment of debt	—	(10,645)	—
Fair value adjustments on warrants issued	20,357	14,577	(23,002)
Fair value adjustments on contingent consideration	—	—	9,877
Earnings (loss) from equity method investments	(4,259)	1,799	2,320
Other	716	(1,009)	627
Total Other Income (Expense)	$4,499	$10,677	$15,377

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

Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify contingent liabilities for contracts. Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s consolidated statements of operations. See Note 5—Acquisitions for details.

(a)
Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of licenses and permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at December 31, 2022 and 2021, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)
Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2022, the following matter was being appealed by the Company:

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, NY County alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent (“LOI”) relating to the acquisition of Defendant by Plaintiffs. In December 2022, the trial court granted Plaintiffs' motion for summary judgment on their claim that Defendant breached the LOI. Defendant disputes any liability and is vigorously appealing the trial court’s decision. The Company believes a successful appeal is probable, and as such, a $900 thousand loss contingency is reflected within selling, general and administrative expenses within the consolidated statement of operations with respect to this matter. In the event that the Defendant’s appeal is unsuccessful, any damages will be determined by further legal proceedings. The Company has estimated that the possible range of loss is between $900 thousand and $72,915 thousand.

At December 31, 2022 and 2021, other than as discussed above, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)
Construction Commitments

As of December 31, 2022, the Company held approximately $74,650 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

For the Company's long-term notes payable (which consist of charitable contributions, private placement debt and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at December 31, 2022 and 2021 was $275,668 thousand and $239,934 thousand, which includes $1,037 thousand and $783 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements.

The following tables summarize the Company’s financial instruments which are measured at fair value as of December 31, 2022 and 2021:

	As of December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$177,682	$—	$—	$177,682
Investments	24,749	—	49,420	74,169
Contingent Consideration Payable	—	—	(41,943)	(41,943)
Warrant Liability	—	—	(4,520)	(4,520)
	$202,431	$—	$2,957	$205,388

	As of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$230,420	$—	$—	$230,420
Investments	44,117	—	50,785	94,902
Contingent Consideration Payable	—	—	(83,865)	(83,865)
Warrant Liability	—	—	(24,877)	(24,877)
	$274,537	$—	$(57,957)	$216,580

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

15. FAIR VALUE MEASUREMENTS (Continued)

(b) Remeasurement of Contingent Consideration Arrangements

The Company remeasured its contingent consideration arrangements associated with its 2021 acquisitions of Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC (collectively “Summit”) and GreenStar Herbals Inc. (“GreenStar”) using Monte Carlo simulation models. During the years ended December 31, 2022 and 2021, the remeasurement resulted in a net gain of $35,200 thousand and $11,900 thousand, respectively. The change in the fair value of the contingent consideration was driven by a change in management's estimates and projections of the acquired entities' ability to achieve the performance targets as agreed to in the 2021 acquisition agreements along with the change in fair value of the shares to be issued.

The remeasurement gains were recorded, net, within selling, general, and administrative expenses on the Company's consolidated statements of operations. Significant assumptions used in the Company's December 31, 2022 and 2021 remeasurement included Green Thumb's stock price as of December 31, 2022 and 2021 and projected earnings metrics and revenue targets as of each period then ended.

16. VARIABLE INTEREST ENTITIES

The following table presents the summarized financial information about the Company’s consolidated variable interest entities (“VIEs”) which are included in the consolidated balance sheets as of December 31, 2022 and 2021. All of these entities were determined to be VIEs as the Company possesses the power to direct activities through management services agreements (“MSAs”):

	ILDISP	Other Non-material VIEs	ILDISP	Other Non-material VIEs
	December 31, 2022		December 31, 2021
	(in thousands)		(in thousands)
Current assets	$—	$1,294	$4,118	$1,033
Non-current assets	—	1,909	3,290	1,761
Current liabilities	—	592	10,719	854
Non-current liabilities	—	593	413	696
Noncontrolling interests	—	516	(1,862)	224
Equity attributable to Green Thumb Industries Inc.	—	1,502	(1,862)	1,020

On March 1, 2022, the Company acquired the remaining 50% minority interest in ILDISP, for $11,857 thousand in cash and the issuance of 128,218 shares of Green Thumb, which had a fair value of $2,379 thousand. As a result, the remaining equity associated with the noncontrolling interest was closed to accumulated surplus (deficit) of Green Thumb as of March 1, 2022.

See Note 5—Acquisitions for additional details.

On September 1, 2021, the Company acquired the remaining minority interest in Meshow, LLC, a retail store located in Maryland, for $950 thousand in cash and the issuance of 136,075 shares of Green Thumb, which had a fair value of $4,070 thousand, based on the closing price of Green Thumb’s Subordinate Voting Shares as traded on the CSE on the date of the transaction. As a result, the remaining equity associated with the non controlling interest was closed to share capital of Green Thumb as of September 1, 2021.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

16. VARIABLE INTEREST ENTITIES (Continued)

The following tables present the summarized financial information about the Company’s VIEs which are included in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022		2021		2020
	ILDISP	Other Non-material VIEs	ILDISP	Other Non-material VIEs	Chesapeake Alternatives, LLC	ILDISP	Other Non-material VIEs
	(in thousands)		(in thousands)		(in thousands)
Revenues, Net of Discounts	$3,543	$9,077	$24,420	$12,914	$19,725	$18,694	$10,012
Net income attributable to noncontrolling interests	462	1,215	3,565	1,362	411	3,035	639
Net income attributable to Green Thumb Industries Inc.	462	1,032	3,565	1,713	4,577	3,035	575
Net income	$924	$2,247	$7,130	$3,075	$4,988	$6,069	$1,214

As of December 31, 2022 and 2021, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport LLC. As of December 31, 2020, VIEs included in the Other Non-material VIEs are Bluepoint Wellness of Westport, LLC and Meshow, LLC.

The net change in the consolidated VIEs and Other Noncontrolling Interest are as follows for the years ended December 31, 2022 and 2021:

	ILDISP	Other Non-material VIEs	Total

Balance as at January 1, 2021	$3,174	$363	$3,537
Distributions	(8,600)	(2,428)	(11,028)
Net income (loss)	3,565	1,362	4,927
Changes in ownership	—	926	926
Balance as at December 31, 2021	(1,861)	223	(1,638)
Distributions	(13,957)	(922)	(14,879)
Net income (loss)	462	1,215	1,677
Changes in ownership	15,356	—	15,356
Balance as at December 31, 2022	$—	$516	$516

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

The below table presents revenues by type for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues, Net of Discounts
Retail	$763,166	$614,739	$396,372
Consumer Packaged Goods	495,101	467,258	273,977
Intersegment Eliminations	(240,892)	(188,437)	(113,776)
Total Revenues, Net of Discounts	$1,017,375	$893,560	$556,573
Depreciation and Amortization
Retail	$43,498	$31,619	$24,299
Consumer Packaged Goods	53,166	36,839	28,207
Intersegment Eliminations	—	—	—
Total Depreciation and Amortization	$96,664	$68,458	$52,506
Income Taxes
Retail	$53,869	$66,908	$49,888
Consumer Packaged Goods	40,908	57,704	33,965
Intersegment Eliminations	—	—	—
Total Income Taxes	$94,777	$124,612	$83,853

Goodwill assigned to the Consumer Packaged Goods segment as of December 31, 2022 and 2021 was $315,889 thousand and $358,038 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of December 31, 2022 and 2021 was $286,922 thousand and $317,454 thousand, respectively.

Goodwill assigned to the Retail segment as of December 31, 2022 and 2021 was $273,802 thousand and $274,811 thousand, respectively. Intangible assets, net assigned to the Retail segment as of December 31, 2022 and 2021 was $302,597 thousand and $358,037 thousand, respectively.

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, effective October 1, 2022, Green Thumb has identified two reporting units which align with our reportable segments (Retail and Consumer Packaged Goods). All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected quarterly data for 2022 and 2021. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2022
Net Sales	$242,600	$254,311	$261,194	$259,270	$1,017,375
Income (loss) from operations	54,552	62,263	48,761	(44,512)	121,064
Net Income (loss) attributable to Green Thumb Industries Inc.	28,939	24,437	9,829	(51,227)	11,978
Net Income (loss) per share – basic	0.12	0.11	0.04	(0.22)	0.05
Net Income (loss) per share – diluted	0.12	0.10	0.04	(0.22)	0.05
Weighted average number of common shares outstanding - basic	235,838,947	236,783,625	237,002,873	237,208,543	236,713,056
Weighted average number of common shares outstanding - diluted	238,225,420	237,762,903	237,804,799	237,208,543	238,080,030

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2021
Net Sales	$194,431	$221,872	$233,677	$243,580	$893,560
Income from operations	51,534	50,855	58,069	54,384	214,842
Net Income attributable to Green Thumb Industries Inc.	10,369	22,052	20,209	22,806	75,436
Net Income per share - basic	0.05	0.10	0.09	0.10	0.34
Net Income per share - diluted	0.05	0.10	0.08	0.10	0.33
Weighted average number of common shares outstanding - basic	216,210,429	220,323,622	226,529,671	230,916,901	223,192,326
Weighted average number of common shares outstanding - diluted	221,616,157	224,843,155	230,879,437	233,927,531	226,758,882

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Green Thumb Industries, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Green Thumb Industries, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Intangibles (Including Goodwill) and Contingent Consideration Arising from Business Combinations

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company completed the acquisition of ILDISP, LLC during the year ended December 31, 2022. The aggregate consideration for the acquisition was approximately $20 million. In addition, during the year ended December 31, 2022, the Company finalized the purchase price allocation related to the acquisitions of Mobley Pain Management and Wellness Center, LLC and CanWell Processing, LLC, GreenStar Herbals, Inc., MDHWC Management Corp., and LeafLine Industries, LLC (together, the “2021 acquisitions”) which were acquired during the year ended December 31, 2021. The aggregate consideration for these acquisitions was approximately $334 million. Each acquisition was accounted for as a business combination. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of intangible assets totaling approximately $360 million (of which approximately $341 million related to the 2021 acquisitions). The Company has recorded identifiable license intangible assets of approximately $191 million and goodwill of approximately $169 million (of which approximately $177 million and $164 million related to license intangible assets and goodwill, respectively, of the 2021 acquisitions) as a result of these acquisitions.

The valuation of the intangible assets is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining the estimated fair values of the intangible assets acquired and consideration paid. The determination of the fair values of the intangible assets and consideration paid requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, discount rates, risk-free rates, weighted-average cost of capital, equity risk premium, and the probability of occurrence of certain transactions.

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
o
Management’s identification of assets acquired, and liabilities incurred.
o
Management’s evaluation of the completeness, accuracy and reasonableness of prospective financial information used to determine the fair values of intangible assets acquired.
o
Management’s evaluation of the completeness and accuracy of key assumptions and inputs used by third-party valuation specialists, including the discount rate, risk-free rate, weighted-average cost of capital, and equity risk premium used to determine fair values.
o
Management’s evaluation of the clerical accuracy of the model used to determine the fair values of intangible assets acquired.

•
Substantively tested, with the assistance of firm personnel with experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the intangible assets acquired, including:
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

Goodwill Impairment Evaluation

Critical Audit Matter Description

As described in Notes 2 and 6 to the consolidated financial statements, the Company tests goodwill for impairment annually, or more frequently if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company has recorded $590 million of goodwill as of December 31, 2022. The Company performs its goodwill impairment analysis utilizing either a qualitative or quantitative analysis. The qualitative impairment test includes the evaluation of factors to determine whether it is more-likely-than-not that the fair value of the reporting units is less than their carrying amount. The quantitative impairment test compares the carrying amount of the reporting units to their fair values.

The impairment test resulted in the recording of an impairment loss of approximately $57 million for the year ended December 31, 2022. The impairment analysis requires management to make significant estimates and assumptions in performing its assessment including estimates and assumptions related to forecasts of future revenues and expenses, as well as working capital and capital expenditure requirements. Using the quantitative analysis, the Company then discounts the projected cash flows to a present value using a discount rate that reflects the estimated market weight-average cost of capital and risks specific to the projected cash flows.

Auditing management’s impairment analysis is complex due to the judgments required to evaluate management’s previously noted estimates and assumptions.

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
o
Management’s assessment of potential triggering events indicating potential impairment.
o
Management’s evaluation of the completeness, accuracy, and reasonableness of prospective financial information used to determine the fair values of reporting units, including the eventual repeal of 280E.
o
Management’s evaluation of the completeness and accuracy of key assumptions and inputs used by third-party valuation specialists, including the discount rate, market multiples, risk-free rate, weighted-average cost of capital, and equity risk premium used to determine fair values.
o
Management’s evaluation of the clerical accuracy of the model used to determine the fair values of reporting units.

•
Substantively tested, with the assistance of firm personnel with the experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:
o
Confirmed the appropriateness of the reporting units evaluated in performing management’s impairment analysis.
o
Evaluated management’s assessment of potential triggering events indicating potential impairment.
o
Tested the mathematical accuracy of the calculations performed along with assessing the completeness and accuracy of the information used in the calculations.
o
Evaluated the appropriateness of the valuation methodologies used, as well as the key assumptions and inputs used, including anticipated future cash flows, discount rates, market multiples, risk-free rate, weighted-average cost of capital, and the eventual repeal of 280E.
o
Performed sensitivity analyses to evaluate the changes in the fair value of the reporting units that would result from changes in certain assumptions.
o
Compared significant assumptions used by management to historical results of operations, industry and market data, and other evidence obtained in the performance of the audit.

We have served as the Company's auditor since 2021.

/s/ Baker Tilly US, LLP

Chicago, Illinois

March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Green Thumb Industries Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of Green Thumb Industries Inc. (the “Company") for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Macias Gini & O’Connell LLP

San Francisco, California

March 18, 2021