Form 10-Q
period 2023-03-31
Green Thumb Industries Inc.
filed 2023-05-04
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023 there were 207,989,463 shares of the registrant’s Subordinate Voting Shares, 3,853,100 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 25,169,000 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms or expressions of similar meaning. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change; the Company may be subject to action by the U.S. federal government; state regulation of cannabis is uncertain; the Company may be subject to heightened scrutiny by Canadian regulatory authorities; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco Firearms and Explosives regulation; cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services; the Company may face difficulties acquiring additional financing; the Company faces intense competition; the Company faces competition from irregulated products; the Company is dependent upon the popularity and consumer acceptance of its brand portfolio; the Company lacks access to U.S. bankruptcy protections; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where the Company carries on business; the Company may face difficulties in enforcing its contracts; the Company has limited trademark protection; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces exposure to fraudulent or illegal activity; the Company’s use of joint ventures may expose it to risks associated with jointly owned investments; the Company faces risks due to industry immaturity or limited comparable, competitive or established industry best practices; the Company faces risks related to its products; the Company’s business is subject to the risks inherent in agricultural operations; the Company faces risks related to its information technology systems and potential cyber-attacks and security breaches; the Company relies on third-party software providers for numerous capabilities that it depends upon to operate, and a disruption of one or more systems could adversely affect the business; the Company faces an inherent risk of product liability or similar claims; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; issuances of substantial amounts of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution and further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

(Amounts Expressed in United States Dollars)

	March 31,	December 31,
	2023	2022
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$185,367	$177,682
Accounts Receivable	30,987	30,975
Income Tax Receivable	—	7,473
Inventories	121,069	115,675
Prepaid Expenses	12,597	13,364
Other Current Assets	7,591	6,182
Total Current Assets	357,611	351,351
Property and Equipment, Net	620,656	557,873
Right of Use Assets, Net	243,926	242,357
Investments	75,668	74,169
Investments in Associates	25,490	25,508
Intangible Assets, Net	576,909	589,519
Goodwill	589,691	589,691
Deposits and Other Assets	3,216	3,060
TOTAL ASSETS	$2,493,167	$2,433,528
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$16,905	$18,423
Accrued Liabilities	99,917	86,971
Compensation Payable	15,315	13,476
Current Portion of Notes Payable	1,052	1,037
Current Portion of Lease Liabilities	11,753	10,906
Contingent Consideration Payable	11,400	11,400
Income Tax Payable	30,595	4,358
Total Current Liabilities	186,937	146,571
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	251,607	249,281
Notes Payable, Net of Current Portion and Debt Discount	276,775	274,631
Contingent Consideration Payable	31,274	30,543
Warrant Liability	2,878	4,520
Deferred Income Taxes	62,550	62,550
TOTAL LIABILITIES	812,021	768,096
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2023: Unlimited, 207,753,464, and 207,753,464, respectively, at December 31, 2022: Unlimited, 206,991,275, and 206,991,275, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2023: Unlimited, 38,531 and 38,531, respectively, at December 31, 2022: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2023: Unlimited, 251,690 and 251,690, respectively, at December 31, 2022: Unlimited, 251,690 and 251,690, respectively)	—	—
Share Capital	1,683,671	1,663,557
Contributed Surplus	28,959	23,233
Deferred Share Issuances	17,105	36,211
Accumulated Deficit	(48,946)	(58,085)
Equity of Green Thumb Industries Inc.	1,680,789	1,664,916
Noncontrolling interests	357	516
TOTAL SHAREHOLDERS' EQUITY	1,681,146	1,665,432
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,493,167	$2,433,528

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2023 and 2022

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues, Net of Discounts	$248,536	$242,600
Cost of Goods Sold, Net	(123,815)	(119,660)
Gross Profit	124,721	122,940
Expenses:
Selling, General, and Administrative	80,519	68,388
Total Expenses	80,519	68,388
Income From Operations	44,202	54,552
Other Income (Expense):
Other Income, Net	924	11,435
Interest Income, Net	1,731	900
Interest Expense, Net	(3,816)	(6,070)
Total Other Income (Expense)	(1,161)	6,265
Income Before Provision for Income Taxes And Non-Controlling Interest	43,041	60,817
Provision For Income Taxes	33,636	31,131
Net Income Before Non-Controlling Interest	9,405	29,686
Net Income Attributable to Non-Controlling Interest	266	747
Net Income Attributable To Green Thumb Industries Inc.	$9,139	$28,939
Net Income Per Share - Basic	$0.04	$0.12
Net Income Per Share - Diluted	$0.04	$0.12
Weighted Average Number of Shares Outstanding - Basic	237,398,253	235,838,947
Weighted average Number of Shares Outstanding - Diluted	237,686,092	238,225,420

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Contingent consideration, and other adjustments to purchase accounting	13,111	—	—	—	—	13,111
Exercise of options and RSUs	3,135	(2,195)	—	—	—	940
Stock-based compensation	—	4,651	—	—	—	4,651
Distributions to third party and limited liability company unit holders	—	—	—	—	(14,311)	(14,311)
Net income	—	—	—	28,939	747	29,686
Balance, March 31, 2022	$1,653,703	$5,966	$36,262	$(41,124)	$154	$1,654,961
Balance, January 1, 2023	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Distribution of deferred shares	19,106	—	(19,106)	—	—	—
Exercise of options and RSUs	1,008	(513)	—	—	—	495
Stock-based compensation	—	6,239	—	—	—	6,239
Distributions to limited liability company unit holders	—	—	—	—	(425)	(425)
Net income	—	—	—	9,139	266	9,405
Balance, March 31, 2023	$1,683,671	$28,959	$17,105	$(48,946)	$357	$1,681,146

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$9,139	$28,939
Net income attributable to non-controlling interest	266	747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,501	22,990
Amortization of operating lease assets	12,222	9,821
Loss on disposal of property and equipment	154	85
Loss on equity method investments	318	1,203
Bad debt expense	376	117
Stock-based compensation	6,239	4,651
Decrease (increase) in fair value of investments	351	(4,664)
Increase (decrease) in fair value of contingent consideration	731	(15,396)
(Decrease) increase in fair value of warrants	(1,642)	(7,929)
Amortization of debt discount	2,365	2,279
Changes in operating assets and liabilities:
Accounts receivable	(388)	(5,941)
Inventories	(5,394)	(13,817)
Prepaid expenses and other current assets	(592)	12
Deposits and other assets	(155)	(395)
Accounts payable	(1,517)	9,555
Accrued liabilities	5,645	235
Operating lease liabilities	(10,618)	(8,420)
Income tax receivable and payable, net	33,710	31,304
NET CASH PROVIDED BY OPERATING ACTIVITIES	74,711	55,376
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(65,009)	(56,831)
Proceeds from disposal of property and equipment	319	32
Investments in securities and associates	(2,500)	(5,444)
Proceeds from equity investments and notes receivable	300	160
Settlement of acquisition consideration payable	—	(31,732)
Purchase of businesses, net of cash acquired	—	(6,586)
NET CASH USED IN INVESTING ACTIVITIES	(66,890)	(100,401)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to limited liability company unit holders	(425)	(14,311)
Contributions from unconsolidated subsidiaries	—	550
Proceeds from exercise of options and warrants	495	940
Proceeds from issuance of notes payable	—	2,102
Principal repayment of notes payable	(206)	(137)
NET CASH USED IN FINANCING ACTIVITIES	(136)	(10,856)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,685	(55,881)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	177,682	230,420
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$185,367	$174,539

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,964	$4,467
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$9,138	$(5,366)
Noncash increase in right of use asset	$(5,558)	$(3,855)
Noncash increase in lease liability	$5,558	$3,855
Shares issued for purchase of noncontrolling interest	$—	$2,379
Issuance of shares associated with contingent consideration	$—	$13,111
Deferred share distributions	$(19,106)	$—
Issuance of shares under business combinations	$—	$1,406
Acquisitions
Inventories	$—	$413
Accounts receivable	—	(116)
Prepaid expenses	—	72
Property and equipment	—	738
Right of use assets	—	743
Identifiable Intangible assets	—	14,143
Goodwill	—	7,946
Deposits and other assets	—	12
Liabilities assumed	—	(466)
Lease liabilities	—	(743)
Noncontrolling interests	—	17,735
Equity interests issued	—	(3,785)
Fair value of previously held equity interest	—	(14,500)
Deferred cash	—	(250)
Settlement of noncontrolling interests	—	(15,356)
	$—	$6,586
ADDITIONAL SUPPLEMENTAL INFORMATION
Decrease in fair value of investments	$351	$9,455
Increase in fair value of equity method investments	—	(14,119)
TOTAL DECREASE (INCREASE) IN FAIR VALUE OF INVESTMENTS	$351	$(4,664)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail cannabis stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain named RISE, which sell our products and third-party products. As of March 31, 2023, Green Thumb has revenue in fifteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,000 people and serves hundreds of thousands of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2022 Form 10-K.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of March 31, 2023, the Company had 9,600,384 options, 1,094,979 restricted stock units and 3,734,555 warrants outstanding. As of March 31, 2022, the Company had 5,340,863 options, 306,724 restricted stock units and 3,835,278 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended March 31, 2023, the computation of diluted earnings per share included 207,430 options and 80,409 restricted stock units. There were no dilutive warrants during the three months ended March 31, 2023 as the strike price was greater than the average stock price for the period. For the three months ended March 31, 2022, the computation of diluted earnings per share included 1,699,469 options, 183,763 restricted stock units and 503,241 warrants. For the three months ended March 31, 2023 and 2022, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 2,909,924 and 842,033, respectively.

(e) Recently Issued Accounting Standards

The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the business for disclosure.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw Material	$2,743	$3,070
Packaging and Miscellaneous	9,718	9,847
Work in Process	57,982	57,287
Finished Goods	54,728	49,268
Reserve for Obsolete Inventory	(4,102)	(3,797)
Total Inventories	$121,069	$115,675

3. PROPERTY AND EQUIPMENT

At March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Buildings and Improvements	$180,790	$176,874
Equipment, Computers and Furniture	130,499	122,568
Leasehold Improvements	147,853	135,524
Land Improvements	847	847
Capitalized Interest	21,178	16,934
Total Property and Equipment	481,167	452,747
Less: Accumulated Depreciation	(91,541)	(80,702)
Property and Equipment, net	389,626	372,045
Land	30,196	29,106
Assets Under Construction	200,834	156,722
Property and Equipment, net	$620,656	$557,873

Assets under construction represent construction in progress related to both cultivation and retail stores not yet completed or otherwise not ready for use.

Depreciation expense for the three months ended March 31, 2023 totaled $10,891 thousand, of which $7,356 thousand, is included in cost of goods sold. Depreciation expense for the three months ended March 31, 2022 totaled $8,048 thousand, of which $5,046 thousand, is included in cost of goods sold.

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

At March 31, 2023 and December 31, 2022, intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$124,691	$536,025	$660,716	$113,800	$546,916
Trademarks	41,511	11,209	30,302	41,511	10,486	31,025
Customer Relationships	24,438	14,308	10,130	24,438	13,435	11,003
Non-Competition Agreements	2,565	2,113	452	2,565	1,990	575
Total Intangible Assets	$729,230	$152,321	$576,909	$729,230	$139,711	$589,519

The Company recorded amortization expense for the three months ended March 31, 2023 and 2022 of $12,610 thousand and $14,942 thousand, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2023:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2023	$38,230
2024	50,392
2025	50,294
2026	47,332
2027	46,803
2028 and Thereafter	343,858
$576,909

As of March 31, 2023, the weighted average amortization period remaining for intangible assets was 12.07 years.

(b) Goodwill

At March 31, 2023 and December 31, 2022 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Packaged Goods	Total
	(in thousands)
As of December 31, 2022	$273,802	$315,889	$589,691
As of March 31, 2023	$273,802	$315,889	$589,691

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of March 31, 2023 and December 31, 2022, the Company held various equity interests in cannabis companies as well as investments in convertible notes that had a combined fair value of $75,668 thousand and $74,169 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the three months ended March 31, 2023 and year ending December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Beginning	$74,169	$94,902
Additions	2,200	5,444
Disposals	(300)	(3,571)
Fair value adjustment	(351)	(22,606)
Transfers and other	(50)	—
Ending	$75,668	$74,169

During the three months ended March 31, 2023, the Company recorded a fair value loss, net of $(351) thousand, of which $(479) thousand associated with the Company's equity investments was recorded within other income (expense) and $128 thousand associated with various note receivable investments, was recorded to interest income, net on the unaudited interim condensed consolidated statement of operations.

(a) Equity Investments

As of March 31, 2023 and December 31, 2022, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $2,056 thousand and $2,535 thousand, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded net losses on the change in fair value of such investments of $(479) thousand and $(7,897) thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. The Company received proceeds from the sale of such investments of $160 thousand during the three months ended March 31, 2022. There were no such sales of these investments during the three months ended March 31, 2023. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $42,330 thousand and $40,330 thousand, respectively. For the three months ended March 31, 2023, there were no gains or losses on the change in fair value of such investments. During the three months ended March 31, 2022, the Company recorded net gains on the change in fair value of such investments of $455 thousand, within other income (expense) on the unaudited interim condensed consolidated statement of operations. There were no sales of these investments during these periods. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 14 - Fair Value Measurements for additional details.

Unrealized net losses recognized on equity investments held during the three months ended March 31, 2023 and 2022 were $(477) thousand and $(9,477) thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(b) Notes Receivable Instruments

During the three months ended March 31, 2023 and year ended December 31, 2022, the Company made multiple investments in various note receivable instruments, including note receivable instruments with conversion features.

As of March 31, 2023 and December 31, 2022, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $22,214 thousand as of each period end, respectively. There were no gains or losses recognized on these investments during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded net losses on the change in fair value of such investments of $(276) thousand within other income (expense) on the unaudited interim condensed consolidated statement of operations. The notes receivable had a stated interest rate of 13% and a maturity date of April 29, 2025. The notes did not contain any conversion features and are currently classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the Company held note receivable instruments, which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $9,068 thousand and $9,090 thousand, respectively, with stated interest ranging between 0.91% - 10% and terms between 15 months to five years. There were no gains or losses recognized on these investments during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded net losses on the change in fair value of such investments of $(1,891) thousand within other income (expense) on the unaudited interim condensed consolidated statements of operations. The combined fair value amounts include the initial investment cost and combined contractual accrued interest of $128 thousand. These notes are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three months ended March 31, 2023 and 2022, the Company recorded operating lease expense of $12,222 thousand and $9,821 thousand, respectively.

Other information related to operating leases as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	11.49	11.64
Weighted average discount rate	12.40%	12.42%

Maturities of lease liabilities for operating leases as of March 31, 2023 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
	(in thousands)
Remainder of 2023	$32,391	$428	$32,819
2024	43,261	437	43,698
2025	40,995	343	41,338
2026	39,316	350	39,666
2027	39,575	357	39,932
2028 and Thereafter	352,294	1,728	354,022
Total Lease Payments	547,832	3,643	551,475
Less: Interest	(286,716)	(1,399)	(288,115)
Present Value of Lease Liability	$261,116	$2,244	$263,360

(b) Related Party Operating Leases

The Company has leasing arrangements that are related party transactions including for certain facilities in Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is indirectly owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chairman and a Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three months ended March 31, 2023 and 2022, the Company recorded lease expense of $139 thousand and $295 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. NOTES PAYABLE

At March 31, 2023 and December 31, 2022, notes payable consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Charitable Contributions[1]	$716	$764
Private placement debt dated April 30, 2021[2]	240,071	237,795
Mortgage notes[3]	37,040	37,109
Total notes payable	277,827	275,668
Less: current portion of notes payable	(1,052)	(1,037)
Notes payable, net of current portion	$276,775	$274,631

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50 thousand through October 2024 and annual charitable contributions of $250 thousand through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt, and amendment on October 21, 2021, was issued in total amount of $249,934 thousand with an interest rate of 7.00%, maturing on April 30, 2025. The debt was issued at a discount, the carrying value of which was $9,863 thousand and $12,139 thousand as of March 31, 2023 and December 31, 2022, respectively.

3 Mortgage notes with an initial value of $38,292 thousand were issued by the Company in connection with various operating properties, and were recorded at such gross value as of March 31, 2023 and December 31, 2022. These mortgage notes mature between August 20, 2025 and June 5, 2035 and were issued at a discount, the carrying value of which was $348 thousand and $437 thousand, respectively, and are presented net of principal payments of $904 thousand and $746 thousand as of March 31, 2023 and December 31, 2022, respectively.

(a) Related Parties

A portion of the April 30, 2021 Notes are held by related parties, as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (held through KP Capital, LLC and Outsiders Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (held through AG Funding Group, LLC); Anthony Georgiadis, the President and a director of the Company (held through Three One Four Holdings, LLC); and Anthony Georgiadis and William Gruver, a former director of the Company (held through ABG, LLC).

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS

As part of the terms of the Company’s issuance of the April 30, 2021 Notes, as well as other financing arrangements, the Company issued warrants to related parties, as well as unrelated third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of March 31, 2023 and December 31, 2022:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	1,997,208	C$	18.03	1.50	1,737,347	$31.83	3.38
Balance as of March 31, 2023	1,997,208	C$	18.03	1.26	1,737,347	$31.83	3.13

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at March 31, 2023 and December 31, 2022:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	March 31, 2023	December 31, 2022	Change
			(in thousands)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	$1,852	$3,125	$(1,273)
Modification Warrants Issued November 2019	C$12.04	316,947	831	1,139	(308)
Additional Modification Warrants Issued May 2020	C$14.03	73,728	195	256	(61)
Totals		1,997,208	$2,878	$4,520	$(1,642)

During the three months ended March 31, 2023 and 2022, the Company recorded gains of $1,642 thousand and $7,929 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 13 - Fair Value Measurements for additional details):

	March 31,	December 31,
Significant Assumptions	2023	2022
Volatility	71.15% - 75.98%	70.44% - 78.21%
Remaining Term	1.15 - 2.15 years	1.39 - 2.39 years
Risk Free Rate	3.51% - 3.78%	3.82% - 4.07%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The Company's equity classified warrants were recorded at fair value at each respective date of issuance. Equity classified warrants are not remeasured at fair value on a recurring basis and are carried at their issuance date fair value. The following table summarizes the carrying amounts of the Company's equity classified warrants at March 31, 2023 and December 31, 2022:

			Issuance Date Fair Value
		Warrants	March 31,	December 31,
Warrants Included in Contributed Surplus	Strike Price	Outstanding	2023	2022
			(in thousands)
Mortgage Warrants Issued June 2020	$9.10	35,000	$181	$181
Private Placement Refinance Warrants Issued April 2021	$32.68	1,459,044	22,259	22,259
Private Placement Refinance Warrants Issued October 2021	$30.02	243,303	2,616	2,616
Totals		1,737,347	$25,056	$25,056

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL

Common shares, which include the Company’s Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares, are classified as equity. Incremental costs directly attributable to the issuance of common shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the applicable vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes.

(a) Authorized

The Company has the following classes of share capital, with each class having no par value:

(i) Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the three months ended March 31, 2023, no Multiple Voting Shares were converted into Subordinate Voting Shares.

(ii) Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At March 31, 2023, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the three months ended March 31, 2023, no Multiple Voting Shares were converted into Subordinate Voting Shares.

(iii) Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At March 31, 2023, the Company had 251,690 issued and outstanding Super Voting Shares which convert into 25,169,000 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the three months ended March 31, 2023, no Super Voting Shares were converted into Multiple Voting Shares.

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2023	206,991,275	38,531	251,690
Distribution of deferred shares	615,819	—	—
Issuance of shares upon exercise of options and warrants	70,750	—	—
Issuances of shares upon vesting of RSUs	75,620	—	—
As at March 31, 2023	207,753,464	38,531	251,690

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(i) Distribution of Deferred Shares

Liberty Compassion, Inc.

As part of the consideration exchanged in the Company's 2021 acquisition of Liberty Compassion, Inc. (“Liberty”), the Company withheld 214,768 Subordinate Voting Shares for a period of eighteen months for the purpose of indemnifying the Company for post-acquisition costs incurred subsequent to the close of the transaction. The Company released the 214,768 Subordinate Voting Shares to the previous owners of Liberty. The deferred shares had a fair value of $6,460 thousand which was based upon the closing price of Green Thumb's Subordinate Voting Shares as traded on the Canadian Securities Exchange (“CSE”) on the date of the transaction.

Dharma Pharmaceuticals, LLC

As part of the consideration exchanged in the Company's 2021 acquisition of Dharma Pharmaceuticals, Inc. (“Dharma”), the Company withheld 229,878 Subordinate Voting Shares for a period of eighteen months for the purpose of indemnifying Green Thumb for post-acquisition costs incurred subsequent to the close of the transaction. The Company released the 229,878 Subordinate Voting Shares to the previous owners of Dharma. The deferred shares had a fair value of $7,590 thousand which was based upon the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction.

GreenStar Herbals, Inc.

As part of the consideration exchanged in the Company's 2021 acquisition of GreenStar Herbals, Inc. (“GreenStar”), the Company withheld 161,306 Subordinate Voting Shares for a period of eighteen months for the purpose of indemnifying Green Thumb for post-acquisition costs incurred subsequent to the close of the transaction. The Company released the 161,306 Subordinate Voting Shares to the previous owners of GreenStar. The deferred shares had a fair value of $4,762 thousand which was based upon the closing price of Green Thumb's Subordinate Voting Shares as traded on the CSE on the date of the transaction.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1 and Amendment No. 2 thereto (as amended, the “Plan”). The maximum number of Restricted Stock Units (“RSUs”) and options issued under the Plan shall not exceed 10% of the issued and outstanding shares on an as-converted basis.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance as of December 31, 2022	9,577,947	$12.71	4.80
Granted	331,222	8.62	6.81
Exercised	(70,750)	7.01
Forfeited	(238,035)	10.00
Balance as of March 31, 2023	9,600,384	$12.67	4.29
Vested	5,281,364	$13.49
Exercisable of March 31, 2023	4,052,823	$7.94	3.15

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2023 and December 31, 2022, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2023 and December 31, 2022. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the three months ended March 31, 2023 and the year ended December 31, 2022, using the following ranges of assumptions:

	March 31,	December 31,
	2023	2022
Risk-free interest rate	3.06% - 3.64%	1.18% - 3.54%
Expected dividend yield	0%	0%
Expected volatility	64%	60% - 64%
Expected option life	3 – 4.5 years	3 – 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of unvested RSU awards as of March 31, 2023 and December 31, 2022 and the changes during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2022	947,502	$17.91
Granted	256,940	8.53
Forfeited	(33,843)	18.31
Vested	(75,620)	9.36
Unvested Shares at March 31, 2023	1,094,979	$16.28

The stock-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options expense	$4,483	$3,207
Restricted Stock Units	1,756	1,444
Total Stock Based Compensation Expense	$6,239	$4,651

As of March 31, 2023, $34,546 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.86 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Income before Income Taxes	$43,041	$60,817
Income Tax Expense	33,636	31,131
Effective Tax Rate	78.1%	51.2%

The effective tax rates for the three months ended March 31, 2023 and 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the three months ended March 31, 2023 and 2022 were $159 thousand and $132 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. OTHER INCOME (EXPENSE)

For the three months ended March 31, 2023 and 2022 other income (expense) was comprised of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fair value adjustments on equity investments	$(479)	$(9,609)
Fair value adjustments on equity method investments	—	14,119
Fair value adjustments on warrants issued	1,642	7,929
Earnings (loss) from equity method investments	(318)	(1,203)
Other	79	199
Total Other Income (Expense)	$924	$11,435

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2023, the following matter was being appealed by the Company:

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, NY County alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent (“LOI”) relating to the acquisition of Defendant by Plaintiffs. In December 2022, the trial court granted Plaintiffs' motion for summary judgment on their claim that Defendant breached the LOI. Defendant disputes any liability and is vigorously appealing the trial court’s decision. The Company believes a successful appeal is probable, and as such, as of March 31, 2023 and December 31, 2022, a $900 thousand loss contingency was recorded within accrued liabilities on the unaudited interim condensed consolidated balance sheets as of each period end. In the event that the Defendant’s appeal is unsuccessful, any damages will be determined by further legal proceedings. The Company has estimated that the possible range of loss is between $900 thousand and $72,915 thousand.

At March 31, 2023, other than as discussed above, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of March 31, 2023, the Company held approximately $47,900 thousand of open construction commitments to contractors on work being performed.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of charitable contributions, private placement debt and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at March 31, 2023 and December 31, 2022 was $277,827 thousand and $275,668 thousand, which includes $1,052 thousand and $1,037 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$185,367	$—	$—	$185,367
Investments	24,270	—	51,398	75,668
Contingent Consideration Payable	—	—	(42,674)	(42,674)
Warrant Liability	—	—	(2,878)	(2,878)
	$209,637	$—	$5,846	$215,483

	As of December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$177,682	$—	$—	$177,682
Investments	24,749	—	49,420	74,169
Contingent Consideration Payable	—	—	(41,943)	(41,943)
Warrant Liability	—	—	(4,520)	(4,520)
	$202,431	$—	$2,957	$205,388

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

The below table presents revenues by type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues, Net of Discounts
Retail	$188,878	$172,586
Consumer Packaged Goods	125,617	120,412
Intersegment Eliminations	(65,959)	(50,398)
Total Revenues, Net of Discounts	$248,536	$242,600
Depreciation and Amortization
Retail	$8,832	$9,833
Consumer Packaged Goods	14,669	13,157
Intersegment Eliminations	—	—
Total Depreciation and Amortization	$23,501	$22,990
Income Taxes
Retail	$19,011	$18,190
Consumer Packaged Goods	14,625	12,941
Intersegment Eliminations	—	—
Total Income Taxes	$33,636	$31,131

Goodwill assigned to the Consumer Packaged Goods segment as of March 31, 2023 and December 31, 2022 was $315,889 thousand and $315,889 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of March 31, 2023 and December 31, 2022 was $280,278 thousand and $286,922 thousand, respectively.

Goodwill assigned to the Retail segment as of March 31, 2023 and December 31, 2022 was $273,802 thousand and $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of March 31, 2023 and December 31, 2022 was $296,631 thousand and $302,597 thousand, respectively.

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). For the purposes of testing goodwill, Green Thumb has identified two reporting units which align with our reportable segments (Retail and Consumer Packaged Goods). All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three months ended March 31, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of March 31, 2023 and the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 1, 2023 (the “2022 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in the ‘‘Risks and Uncertainties’’ section of this MD&A and in Part II, Item 1A, “Risk Factors of the 2022 Form 10-K.” As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb promotes well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while giving back to the communities in which it serves. As of March 31, 2023, Green Thumb has operations in 15 U.S. markets, employs approximately 4,000 people and serves millions of patients and customers annually.

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

Green Thumb owns and operates a national cannabis retail chain called RISE that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions or in certain instances where we co-own the store. The income from Green Thumb’s Retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE stores currently are located in 13 of the states in which we operate. As of March 31, 2023, the Company had 77 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 and (ii) unaudited interim condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended March 31,		QTD Change
	2023	2022	$	%
	(in thousands, except share and per share amounts)
Revenues, Net of Discounts	$248,536	$242,600	$5,936	2%
Cost of Goods Sold, Net	(123,815)	(119,660)	(4,155)	(3)%
Gross Profit	124,721	122,940	1,781	1%
Expenses:
Selling, General, and Administrative	80,519	68,388	12,131	18%
Total Expenses	80,519	68,388	12,131	18%
Income From Operations	44,202	54,552	(10,350)	(19)%
Total Other Income (Expense)	(1,161)	6,265	(7,426)	(119)%
Income Before Provision for Income Taxes And Non-Controlling Interest	43,041	60,817	(17,776)	(29)%
Provision for Income Taxes	33,636	31,131	2,505	8%
Net Income Before Non-Controlling Interest	9,405	29,686	(20,281)	(68)%
Net Income Attributable to Non-Controlling Interest	266	747	(481)	(64)%
Net Income Attributable To Green Thumb Industries Inc.	$9,139	$28,939	$(19,800)	(68)%
Net Income Per Share - Basic	$0.04	$0.12	$(0.08)	(67)%
Net Income Per Share - Diluted	$0.04	$0.12	$(0.08)	(67)%
Weighted Average Number of Shares Outstanding – Basic	237,398,253	235,838,947
Weighted Average Number of Shares Outstanding – Diluted	237,686,092	238,225,420

	March 31, 2023	December 31, 2022
	(in thousands)
Total Assets	$2,493,167	$2,433,528
Long-Term Liabilities	$625,084	$621,525

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues, net of Discounts

Revenue for the three months ended March 31, 2023 was $248,536 thousand, up 2% from $242,600 thousand for the three months ended March 31, 2022, driven primarily by the operations of the Retail segment. Key performance drivers for the period included: (i) legalization of adult-use sales in New Jersey, which began on April 21, 2022, (ii) legalization of adult-use sales in Rhode Island, which began on December 1, 2022, (iii) legalization of adult-use sales in Connecticut, which began on January 10, 2023, and (iv) increased store traffic to Green Thumb’s open and operating retail stores, particularly in Virginia, Minnesota and Maryland.

The Company generated revenue from 77 Retail stores during the quarter compared to 76 in the same quarter of the prior year. Retail revenues made up 76% of total revenues during the three months ended March 31, 2023 as compared to 71% during the three months ended March 31, 2022. From March 31, 2022 until March 31, 2023, the Company opened one new Retail store in Minnesota.

Consumer Packaged Goods revenues made up 24% of total revenues during the three months ended March 31, 2023 as compared to 29% during the three months ended March 31, 2022.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended March 31, 2023 was $123,815 thousand, up 3% from $119,660 thousand for the three months ended March 31, 2022, driven by increased demand stemming from the launch of adult-use sales in New Jersey, Rhode Island, and Connecticut as noted above, as well as increased sales volume at the Company's open and operating retail stores.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $124,721 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the three months ended March 31, 2022 of $122,940 thousand, or a 51% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above. The decline in gross margin (percent) was primarily driven by price compression.

Total Expenses

Total expenses for the three months ended March 31, 2023 were $80,519 thousand, or 32% of revenues, net of discounts, resulting in an increase of $12,131 thousand. Total expenses for the three months ended March 31, 2022 were $68,388 thousand or 28% of revenues, net of discounts. The increase in total expenses was attributable to favorable fair value adjustments associated with the Company's contingent consideration arrangements recorded during the three months ended March 31, 2022. No such fair value adjustments were recorded during the three months ended March 31, 2023.

Total Other Income (Expense)

Total other income (expense) for three months ended March 31, 2023 was $(1,161) thousand, a change of $(7,426) thousand, primarily due to a favorable fair value adjustment associated with the Company's acquisition of the remaining 50% ownership interest in ILDISP, LLC from the Company's former membership interest partner during the three months ended March 31, 2022, partially offset by unfavorable fair value adjustments on equity investments during the three months ended March 31, 2022.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended March 31, 2023 was $43,041 thousand, a decrease of $17,776 thousand compared to the three months ended March 31, 2022.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $6,239 thousand and $4,651 thousand in the three months ended March 31, 2023 and 2022, respectively, and other nonoperating expenses (income), of $2,292 thousand and $(15,154) thousand in the three months ended March 31, 2023 and 2022, respectively, adjusted earnings before interest, depreciation, and amortization (“EBITDA”) was $76,234 thousand and $67,039 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2023, federal and state income tax expense totaled $33,636 thousand compared to expense of $31,131 thousand for the three months ended March 31, 2022.

Results of Operation by Segment

The following table summarizes revenues, net of discounts by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
	(in thousands)
Retail	$188,878	$172,586	$16,292	9%
Consumer Packaged Goods	125,617	120,412	5,205	4%
Intersegment Eliminations	(65,959)	(50,398)	(15,561)	31%
Total Revenues, Net of Discounts	$248,536	$242,600	$5,936	2%

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Revenues, net of discounts, for the Retail segment were $188,878 thousand, an increase of $16,292 thousand or 9%, compared to the three months ended March 31, 2022. The increase in Retail revenues, net of discounts, was primarily driven by: (i) the legalization of adult-use sales in New Jersey, which began on April 21, 2022, (ii) legalization of adult-use sales in Rhode Island, which began on December 1, 2022, (iii) legalization of adult-use sales in Connecticut, which began on January 10, 2023, and (iv) increased store traffic to Green Thumb’s open and operating retail stores, particularly in Virginia, Minnesota and Maryland.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $125,617 thousand, an increase of $5,205 thousand or 4%, compared to the three months ended March 31, 2022. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use sales in New Jersey, which began on April 21, 2022.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $(65,959) thousand, an increase of $(15,561) thousand or 31% compared to the three months ended March 31, 2022. The increase in intersegment eliminations was driven by increased intercompany sales, primarily to Company-owned Retail stores in New Jersey, Illinois, and Pennsylvania. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 24% of total revenues during the three months ended March 31, 2023 as compared to 29% during the three months ended March 31, 2022.

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

For the three months ended March 31, 2023, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three months ended March 31, 2023, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business within its current markets while considering strategic acquisition and partnership opportunities.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of the IRC Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemeda non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net Income Before Non-Controlling Interest	$9,405	$29,686
Interest Income, net	(1,731)	(900)
Interest Expense, net	3,816	6,070
Provision For Income Taxes	33,636	31,131
Other Income, Net	(924)	(11,435)
Depreciation and amortization	23,501	22,990
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$67,703	$77,542
Stock-based compensation, non-cash	6,239	4,651
Acquisition, transaction and other non-operating (income) costs	2,292	(15,154)
Adjusted EBITDA (non-GAAP measure)	$76,234	$67,039

Liquidity, Financing Activities During the Period, and Capital Resources

As of March 31, 2023, and December 31, 2022 the Company had total current liabilities of $186,937 thousand and $146,571 thousand, respectively, and cash and cash equivalents of $185,367 thousand and $177,682 thousand, respectively to meet its current obligations. The Company had working capital of $170,674 thousand as of March 31, 2023, a decrease of $(34,106) thousand as compared to December 31, 2022. This decrease in working capital was primarily driven by an increase in income taxes payable which will be paid during the second quarter.

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

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net Cash Provided by Operating Activities	$74,711	$55,376
Net Cash Provided by Investing Activities	$(66,890)	$(100,401)
Net Cash Used in Financing Activities	$(136)	$(10,856)

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1—Overview and Basis of Presentation.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Subordinate Voting Shares

Between January 1, 2023 and March 31, 2023, the Company issued a total of 615,819 deferred shares associated with the Company's previous acquisitions of various privately held Companies.

Multiple Voting Shares

None.

Super Voting Shares

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

10.1	Amendment No. 2 to the Green Thumb Industries Inc. 2018 Stock and incentive Plan

10.2	2023 Form of Option Grant Agreement

10.3	2023 Form of RSU Grant Agreement

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with Inline XBRL File)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: May 4, 2023

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: May 4, 2023