Form 10-Q
period 2023-06-30
Green Thumb Industries Inc.
filed 2023-08-09
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 209,739,033 shares of the registrant’s Subordinate Voting Shares, 3,853,100 shares of the registrant’s Multiple Voting Shares (on an as converted basis) and 25,169,000 shares of the registrant’s Super Voting Shares (on an as converted basis).

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms or expressions of similar meaning. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change; the Company may be subject to action by the U.S. federal government; state regulation of cannabis is uncertain; the Company may be subject to heightened scrutiny by Canadian regulatory authorities; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco Firearms and Explosives regulation; cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services; the Company may face difficulties acquiring additional financing; the Company faces intense competition; the Company faces competition from unregulated products; the Company is dependent upon the popularity and consumer acceptance of its brand portfolio; the Company lacks access to U.S. bankruptcy protections; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where the Company carries on business; the Company may face difficulties in enforcing its contracts; the Company has limited trademark protection; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces exposure to fraudulent or illegal activity; the Company’s use of joint ventures may expose it to risks associated with jointly owned investments; the Company faces risks due to industry immaturity or limited comparable, competitive or established industry best practices; the Company faces risks related to its products; the Company’s business is subject to the risks inherent in agricultural operations; the Company relies on third party software providers for numerous capabilities that it depends upon to operate, and a disruption of one or more systems could adversely affect the business; the Company faces risks related to its information technology systems and potential cyber-attacks and security breaches; the Company faces an inherent risk of product liability or similar claims; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and issuances of substantial amounts of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

(Amounts Expressed in United States Dollars)

	June 30,	December 31,
	2023	2022
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$149,026	$177,682
Accounts Receivable, Net	39,240	30,975
Income Tax Receivable	5,335	7,473
Inventories	124,772	115,675
Prepaid Expenses	14,202	13,364
Other Current Assets	8,679	6,182
Total Current Assets	341,254	351,351
Property and Equipment, Net	674,958	557,873
Right of Use Assets, Net	239,964	242,357
Investments	75,060	74,169
Investments in Associates	25,358	25,508
Intangible Assets, Net	564,165	589,519
Goodwill	589,691	589,691
Deposits and Other Assets	2,384	3,060
TOTAL ASSETS	$2,512,834	$2,433,528
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$27,494	$18,423
Accrued Liabilities	116,890	86,971
Compensation Payable	7,809	13,476
Current Portion of Notes Payable	1,048	1,037
Current Portion of Lease Liabilities	12,245	10,906
Contingent Consideration Payable	—	11,400
Income Tax Payable	9,775	4,358
Total Current Liabilities	175,261	146,571
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	248,328	249,281
Notes Payable, Net of Current Portion and Debt Discount	288,857	274,631
Contingent Consideration Payable	32,022	30,543
Warrant Liability	—	4,520
Deferred Income Taxes	62,550	62,550
TOTAL LIABILITIES	807,018	768,096
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2023: Unlimited, 208,976,040, and 208,976,040, respectively, at December 31, 2022: Unlimited, 206,991,275, and 206,991,275, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2023: Unlimited, 38,531 and 38,531, respectively, at December 31, 2022: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2023: Unlimited, 251,690 and 251,690, respectively, at December 31, 2022: Unlimited, 251,690 and 251,690, respectively)	—	—
Share Capital	1,693,429	1,663,557
Contributed Surplus	34,421	23,233
Deferred Share Issuances	12,973	36,211
Accumulated Deficit	(35,546)	(58,085)
Equity of Green Thumb Industries Inc.	1,705,277	1,664,916
Noncontrolling interests	539	516
TOTAL SHAREHOLDERS' EQUITY	1,705,816	1,665,432
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,512,834	$2,433,528

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2023 and 2022

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$252,388	$254,311	$500,924	$496,911
Cost of Goods Sold, Net	(127,108)	(128,513)	(250,923)	(248,173)
Gross Profit	125,280	125,798	250,001	248,738
Expenses:
Selling, General, and Administrative	84,217	63,535	164,736	131,923
Total Expenses	84,217	63,535	164,736	131,923
Income From Operations	41,063	62,263	85,265	116,815
Other Income (Expense):
Other Income (Expense), Net	(270)	5,583	654	17,018
Interest Income, Net	1,531	624	3,262	1,524
Interest Expense, Net	(2,869)	(5,399)	(6,685)	(11,469)
Total Other Income (Expense)	(1,608)	808	(2,769)	7,073
Income Before Provision for Income Taxes And Non-Controlling Interest	39,455	63,071	82,496	123,888
Provision For Income Taxes	25,765	38,340	59,401	69,471
Net Income Before Non-Controlling Interest	13,690	24,731	23,095	54,417
Net Income Attributable to Non-Controlling Interest	290	294	556	1,041
Net Income Attributable To Green Thumb Industries Inc.	$13,400	$24,437	$22,539	$53,376
Net Income Per Share - Basic	$0.05	$0.11	$0.09	$0.23
Net Income Per Share - Diluted	$0.05	$0.10	$0.09	$0.22
Weighted Average Number of Shares Outstanding - Basic	238,000,135	236,783,625	237,700,856	236,313,896
Weighted average Number of Shares Outstanding - Diluted	238,423,288	237,762,903	239,455,964	237,869,300

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2022	$1,653,703	$5,966	$36,262	$(41,124)	$154	$1,654,961
Exercise of options and RSUs	4,393	(3,730)	—	—	—	663
Stock-based compensation	—	6,833	—	—	—	6,833
Shares issued for settlement of business obligation	904	96	—	—	—	1,000
Distributions to third party and limited liability company unit holders	—	—	—	—	(134)	(134)
Net income	—	—	—	24,437	294	24,731
Balance, June 30, 2022	$1,659,000	$9,165	$36,262	$(16,687)	$314	$1,688,054
Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Shares issued as contingent consideration	13,111	—	—	—	—	13,111
Exercise of options and RSUs	7,528	(5,925)	—	—	—	1,603
Stock-based compensation	—	11,484	—	—	—	11,484
Shares issued for settlement of business obligation	904	96	—	—	—	1,000
Distributions to limited liability company unit holders	—	—	—	—	(14,445)	(14,445)
Net income	—	—	—	53,376	1,041	54,417
Balance, June 30, 2022	$1,659,000	$9,165	$36,262	$(16,687)	$314	$1,688,054

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2023	$1,683,671	$28,959	$17,105	$(48,946)	$357	$1,681,146
Issuance of deferred shares	1,348	—	(1,348)	—	—	—
Distribution of Contingent Consideration	6,070	—	—	—	—	6,070
Indemnification of deferred shares associated with post acquisition costs	—	—	(2,784)	—	—	(2,784)
Exercise of options and RSUs	2,340	(1,919)	—	—	—	421
Stock-based compensation	—	7,381	—	—	—	7,381
Distributions to limited liability company unit holders	—	—	—	—	(108)	(108)
Net income	—	—	—	13,400	290	13,690
Balance, June 30, 2023	$1,693,429	$34,421	$12,973	$(35,546)	$539	$1,705,816
Balance, January 1, 2023	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Issuance of deferred shares	20,454	—	(20,454)	—	—	—
Distribution of contingent consideration	6,070	—	—	—	—	6,070
Indemnification of deferred shares associated with post acquisition costs	—	—	(2,784)	—	—	(2,784)
Exercise of options and RSUs	3,348	(2,432)	—	—	—	916
Stock-based compensation	—	13,620	—	—	—	13,620
Distributions to limited liability company unit holders	—	—	—	—	(533)	(533)
Net income	—	—	—	22,539	556	23,095
Balance, June 30, 2023	$1,693,429	$34,421	$12,973	$(35,546)	$539	$1,705,816

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$22,539	$53,376
Net income attributable to non-controlling interest	556	1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,735	47,188
Amortization of operating lease assets	24,368	20,022
Loss on disposal of property and equipment	1,951	100
Impairment of long-lived property and equipment	285	—
Loss on equity method investments	750	1,941
Gain from lease modification	—	(3,330)
Stock-based compensation	13,620	11,484
Decrease in fair value of investments	928	3,201
Increase (decrease) in fair value of contingent consideration	2,150	(29,960)
Decrease in fair value of warrants	(2,263)	(21,772)
Shares issued for settlement of business obligation	—	1,000
Gain on indemnification of deferred shares associated with post acquisition costs	(2,784)	—
Amortization of debt discount	4,762	4,559
Changes in operating assets and liabilities:
Accounts receivable, net	(8,265)	(3,952)
Inventories, net	(9,097)	(27,361)
Prepaid expenses and other current assets	(3,285)	(996)
Deposits and other assets	676	(147)
Accounts payable	9,071	5,779
Accrued liabilities	3,365	(9,998)
Operating lease liabilities	(21,589)	(17,234)
Income tax receivable and payable, net	7,555	4,973
NET CASH PROVIDED BY OPERATING ACTIVITIES	93,028	39,914
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(129,392)	(71,131)
Proceeds from disposal of property and equipment	319	32
Investments in securities and associates	(2,800)	(5,453)
Proceeds from equity investments and notes receivable	331	1,243
Settlement of acquisition consideration payable	—	(31,732)
Purchase of businesses, net of cash acquired	—	(7,255)
NET CASH USED IN INVESTING ACTIVITIES	(131,542)	(114,296)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to limited liability company unit holders	(533)	(14,445)
Contributions from unconsolidated subsidiaries	—	550
Proceeds from exercise of options and RSUs	916	1,603
Proceeds from issuance of notes payable	10,134	2,102
Principal repayment of notes payable	(659)	(571)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,858	(10,761)
CASH AND CASH EQUIVALENTS:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,656)	(85,143)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	177,682	230,420
CASH AND CASH EQUIVALENTS END OF PERIOD	$149,026	$145,277

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,086	$9,028
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$12,630	$(3,761)
Noncash increase in right of use asset	$(3,928)	$(69,821)
Noncash increase in lease liability	$3,928	$69,821
Shares issued for purchase of noncontrolling interest	$—	$2,379
Issuance of shares associated with contingent consideration	$6,070	$13,111
Deferred share distributions	$(20,454)	$—
Issuance of shares under business combinations	$—	$1,406
Acquisitions
Inventories	$—	$413
Accounts receivable	—	(370)
Prepaid expenses	—	72
Property and equipment	—	738
Right of use assets	—	743
Identifiable Intangible assets	—	14,143
Goodwill	—	8,869
Deposits and other assets	—	12
Liabilities assumed	—	(466)
Lease liabilities	—	(743)
Noncontrolling interests	—	17,735
Equity interests issued	—	(3,785)
Fair value of previously held equity interest	—	(14,500)
Deferred cash	—	(250)
Settlement of noncontrolling interests	—	(15,356)
	$—	$7,255
ADDITIONAL SUPPLEMENTAL INFORMATION
Decrease in fair value of investments	$928	$17,320
Increase in fair value of equity method investments	—	(14,119)
TOTAL DECREASE IN FAIR VALUE OF INVESTMENTS	$928	$3,201

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail cannabis stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain named RISE, which sell our products and third-party products. As of June 30, 2023, Green Thumb has revenue in fifteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,300 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, (the "2022 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2022 Form 10-K.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of June 30, 2023, the Company had 10,874,051 options, 3,453,460 restricted stock units and 3,734,555 warrants outstanding. As of June 30, 2022, the Company had 6,036,849 options, 1,024,659 restricted stock units and 3,835,278 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended June 30, 2023, the computation of diluted earnings per share included 135,894 options, 287,259 restricted stock units. For the six months ended June 30, 2023, the computation of diluted earnings per share included 167,191 options, 1,587,917 restricted stock units. There were no dilutive warrants during the three and six months ended June 30, 2023 as the strike price was greater than the average stock price for the period. For the three months ended June 30, 2022, the computation of diluted earnings per share included 842,440 options, 34,451 restricted stock units and 102,387 warrants. For the six months ended June 30, 2022, the computation of diluted earnings per share included 1,310,817 options, 34,618 restricted stock units and 209,969 warrants. For the three and six months ended June 30, 2023, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 3,399,518 and 3,473,866, respectively. For the three and six months ended June 30, 2022, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 1,643,117 and 1,400,582, respectively.

(e) Recently Issued Accounting Standards

The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the business for disclosure.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Raw Material	$1,530	$3,070
Packaging and Miscellaneous	10,695	9,847
Work in Process	52,536	57,287
Finished Goods	64,391	49,268
Reserve for Obsolete Inventory	(4,380)	(3,797)
Total Inventories, Net	$124,772	$115,675

3. PROPERTY AND EQUIPMENT

At June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Buildings and Improvements	$187,824	$176,874
Equipment, Computers and Furniture	134,705	122,568
Leasehold Improvements	156,340	135,524
Land Improvements	847	847
Capitalized Interest	26,546	16,934
Total Property and Equipment	506,262	452,747
Less: Accumulated Depreciation	(101,942)	(80,702)
Property and Equipment, net	404,320	372,045
Land	33,725	29,106
Assets Under Construction	236,913	156,722
Property and Equipment, net	$674,958	$557,873

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three and six months ended June 30, 2023 totaled $11,490 thousand and $22,381 thousand, respectively, of which $7,694 thousand and $15,050 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and six months ended June 30, 2022 totaled $9,101 thousand and $17,149 thousand, respectively, of which $5,918 thousand and $10,964 thousand, respectively, is included in cost of goods sold.

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

At June 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$135,716	$525,000	$660,716	$113,800	$546,916
Trademarks	41,511	11,932	29,579	41,511	10,486	31,025
Customer Relationships	24,438	15,181	9,257	24,438	13,435	11,003
Non-Competition Agreements	2,565	2,236	329	2,565	1,990	575
Total Intangible Assets	$729,230	$165,065	$564,165	$729,230	$139,711	$589,519

The Company recorded amortization expense for the three and six months ended June 30, 2023 of $12,744 thousand and $25,354 thousand, respectively. The Company recorded amortization for the three and six months ended June 30, 2022 of $15,097 thousand and $30,039 thousand, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2023:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2023	$25,487
2024	50,392
2025	50,294
2026	47,332
2027	46,803
2028 and Thereafter	343,857
$564,165

As of June 30, 2023, the weighted average amortization period remaining for intangible assets was 11.84 years.

(b) Goodwill

At June 30, 2023 and December 31, 2022 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Packaged Goods	Total
	(in thousands)
As of December 31, 2022	$273,802	$315,889	$589,691
As of June 30, 2023	$273,802	$315,889	$589,691

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of June 30, 2023 and December 31, 2022, the Company held various equity interests in cannabis related companies as well as investments in note receivable instruments that had a combined fair value of $75,060 thousand and $74,169 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the six months ended June 30, 2023 and year ending December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Beginning	$74,169	$94,902
Additions	2,200	5,444
Disposals	(331)	(3,571)
Fair value adjustment	(928)	(22,606)
Transfers and other	(50)	—
Ending	$75,060	$74,169

During the three and six months ended June 30, 2023, the Company recorded fair value losses, net of interest income of $577 thousand and $928 thousand, respectively. The fair value losses associated with the Company's equity investments in the amount of $655 thousand and $1,134 thousand as of the three and six months ended June 30, 2023, respectively, was recorded within other income (expense) on the Company's unaudited interim condensed consolidated statements of operations. The interest income portion associated with the Company's note receivable investments in the amount of $78 thousand and $206 thousand as of the three and six months ended June 30, 2023, respectively was recorded within interest income on the unaudited interim condensed consolidated statements of operations.

(a) Equity Investments

As of June 30, 2023 and December 31, 2022, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $1,370 thousand and $2,535 thousand, respectively. During the three and six months ended June 30, 2023, the Company recorded net losses on the change in fair value of such investments of $655 thousand and $1,134 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded net losses on the change in fair value of such investments of $6,396 thousand and $14,293 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company received proceeds from the sale of such investments of $31 thousand and $160 thousand, respectively. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $42,330 thousand and $40,330 thousand, respectively. For the three and six months ended June 30, 2023, there were no gains or losses on the change in fair value of such investments. During the three and six months ended June 30, 2022, the Company recorded net gains on the change in fair value of such investments of $22 thousand and $477 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statements of operations. There were no sales of these investments during these periods. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 13 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

Unrealized gains and (losses) recognized on equity investments held during the three and six months ended June 30, 2023 were $(653) thousand and $1,996 thousand, respectively. Unrealized losses recognized on equity investments held during the three and six months ended June 30, 2022 were $(6,367) thousand and $(13,792) thousand, respectively.

(b) Note Receivable Instruments

The Company has made multiple investments in various note receivable instruments, including note receivable instruments with conversion features.

The Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $22,214 thousand as of June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023, there were no gains or (losses) on the change in fair value of such investments. For the three and six months ended June 30, 2022, the Company recorded net losses on the change in fair value of such investments of $378 thousand and $654 thousand, respectively within other income (expense) on the unaudited interim condensed consolidated statements of operations. The note receivable instruments have a stated interest rate of 13% and a maturity date of April 30, 2025. These note receivable instruments did not contain conversion features and are currently classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Company held note receivable instruments which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $9,146 thousand and $9,090 thousand, respectively, with stated interest ranging between 0.91% - 10% and terms between 15 months to five years. During the three and six months ended June 30, 2023, there were no gains or (losses) recorded on the change in fair value of such investments, however, the company recorded accrued interest of $78 thousand and $206 thousand, respectively, within interest income on the unaudited interim condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded net losses on the change in fair value of such investments of $1,266 thousand and $3,157 thousand, respectively, within other income (expense) and accrued interest of $153 thousand and $307 thousand, respectively, within interest income on the unaudited interim condensed consolidated statements of operations. These note receivable instruments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 13 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. LEASES

(a) Operating Leases

The Company has operating leases for its retail stores and processing and cultivation facilities located throughout the U.S., as well as corporate office space located in Illinois. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three and six months ended June 30, 2023, the Company recorded operating lease expense of $12,146 thousand and $24,368 thousand, respectively compared to operating lease expense of $10,201 thousand and $20,022 thousand for the three and six months ended June 30, 2022, respectively.

Other information related to operating leases as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	12.17	11.64
Weighted average discount rate	12.46%	12.42%

Maturities of lease liabilities for operating leases as of June 30, 2023 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
	(in thousands)
Remainder of 2023	$21,641	$287	$21,928
2024	43,304	437	43,741
2025	41,087	343	41,430
2026	39,391	350	39,741
2027	39,672	357	40,029
2028 and Thereafter	352,023	1,728	353,751
Total Lease Payments	537,118	3,502	540,620
Less: Interest	(278,715)	(1,332)	(280,047)
Present Value of Lease Liability	$258,403	$2,170	$260,573

(b) Related Party Operating Leases

The Company has leasing arrangements that are related party transactions including for certain facilities in Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is indirectly owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three and six months ended June 30, 2023, the Company recorded lease expense of $137 thousand and $276 thousand, respectively, compared to lease expense of $296 thousand and $589 thousand for the three and six months ended June 30, 2022, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. NOTES PAYABLE

At June 30, 2023 and December 31, 2022, notes payable consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Charitable Contributions[1]	$449	$764
Private placement debt dated April 30, 2021[2]	242,347	237,795
Mortgage notes[3]	47,109	37,109
Total notes payable	289,905	275,668
Less: current portion of notes payable	(1,048)	(1,037)
Notes payable, net of current portion	$288,857	$274,631

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50 thousand through October 2024 and annual charitable contributions of $250 thousand through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt, as amended on October 21, 2021 (the “April 30, 2021 Notes”), were issued in a total amount of $249,934 thousand with an interest rate of 7.00%, maturing on April 30, 2025. The April 30, 2021 Notes were issued at a discount, the carrying value of which was $7,587 thousand and $12,139 thousand as of June 30, 2023 and December 31, 2022, respectively.

3 Mortgage notes with an initial value of $48,426 thousand and $38,292 thousand, respectively, were issued by the Company in connection with various operating properties, and were recorded at such gross value as of June 30, 2023 and December 31, 2022. These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 9.25%. The mortgage notes were issued at a discount, the carrying value of which was $259 thousand and $437 thousand, respectively, and are presented net of principal payments of $1,058 thousand and $746 thousand as of June 30, 2023 and December 31, 2022, respectively.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS

As part of the financing of the April 30, 2021 Notes, as well as other financing arrangements, the Company issued warrants to related parties, as well as unrelated third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of June 30, 2023 and December 31, 2022:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	1,997,208	C$	18.03	1.50	1,737,347	$31.83	3.38
Balance as of June 30, 2023	1,997,208	C$	18.03	1.01	1,737,347	$31.83	2.88

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at June 30, 2023 and December 31, 2022:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	June 30, 2023	December 31, 2022	Change
			(in thousands)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	$1,414	$3,125	$(1,711)
Modification Warrants Issued November 2019	C$12.04	316,947	668	1,139	(471)
Additional Modification Warrants Issued May 2020	C$14.03	73,728	175	256	(81)
Totals		1,997,208	$2,257	$4,520	$(2,263)

During the three and six months ended June 30, 2023 and 2022, the Company recorded gains of $621 thousand and $2,263 thousand, and $13,843 thousand and $21,772 thousand, respectively, on the change in the fair value of the warrant liability within other income on the unaudited interim condensed consolidated statements of operations. As of June 30, 2023, the warrant liability was classified as a current liability, and recorded within accrued liabilities on the unaudited interim condensed consolidated balance sheet.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 13 - Fair Value Measurements for additional details):

	June 30,	December 31,
Significant Assumptions	2023	2022
Volatility	71.66% - 76.66%	70.44% - 78.21%
Remaining Term	0.9 - 1.9 years	1.39 - 2.39 years
Risk Free Rate	4.54%	3.82% - 4.07%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The Company's equity classified warrants were recorded at fair value at each respective date of issuance. Equity classified warrants are not remeasured at fair value on a recurring basis and are carried at their issuance date fair value. The following table summarizes the carrying amounts of the Company's equity classified warrants at June 30, 2023 and December 31, 2022:

			Issuance Date Fair Value
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

(ii) Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At June 30, 2023, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

(iii) Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. At June 30, 2023, the Company had 251,690 issued and outstanding Super Voting Shares which convert into 25,169,000 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares.

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2023	206,991,275	38,531	251,690
Distribution of contingent consideration	822,447	—	—
Distribution of deferred shares	680,089	—	—
Issuance of shares upon exercise of options	130,508	—	—
Issuances of shares upon vesting of RSUs	351,721	—	—
As at June 30, 2023	208,976,040	38,531	251,690

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(i) Distribution of Deferred Shares

As part of the consideration exchanged for certain acquisitions completed throughout 2021, the Company deferred the distribution of Subordinate Voting Shares to secure the Company's indemnification rights associated with post-acquisition costs. The following table summarizes the activity during the six months ended June 30, 2023:

Related Acquisition	As at December 31, 2022	Distributed Shares	Cancelled Shares	As at June 30, 2023
Liberty Compassion, Inc.	214,768	(214,768)	—	—
Dharma Pharmaceuticals, LLC	229,878	(229,878)	—	—
Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC	264,760	(12,305)	(84,122)	168,333
GreenStar Herbals, Inc.	161,306	(161,306)	—	—
Maryland Health and Wellness Center, Inc.	61,832	(61,832)	—	—
LeafLine Industries, LLC	386,002	—	—	386,002
Total	1,318,546	(680,089)	(84,122)	554,335

As of June 30, 2023 and December 31, 2022, the Company held deferred shares in the amount of $12,973 thousand and $36,211 thousand, respectively. In accordance with the relevant acquisition agreement, a portion of the outstanding deferred shares were cancelled in order to indemnify the Company for post-acquisition costs. As the cancellation of the deferred shares occurred outside of the measurement period, rather than an adjustment to the purchase price allocation, the Company recorded a gain of $2,784 thousand during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, no such cancellations occurred.

(ii) Distribution of Contingent Consideration

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration of up to $65,000 thousand in Subordinate Voting Shares of Green Thumb, dependent upon the successful opening of up to five retail stores in the Virginia area within the first three years following the signing of the agreement and the legal sale of adult-use cannabis in a retail store by January 1, 2025. On June 1, 2023, the Company issued 822,447 Subordinate Voting Shares to the former owners of Dharma in connection with the successful opening of the fourth retail store in Virginia. The shares had a fair value of $6,070 thousand at the date of issuance. On June 28, 2023, the Company successfully opened a fifth retail store in Virginia. However, the shares associated with this achievement were not issued until July 2023. As the liability was no longer contingent upon a future event, the Company recorded an obligation of $6,000 thousand, within accrued liabilities on the Company's unaudited interim condensed consolidated balance sheets representing the fair value of the Subordinate Voting Shares to be issued.

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

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance as of December 31, 2022	9,577,947	$12.71	4.80
Granted	2,172,481	7.75	6.73
Exercised	(130,508)	7.03
Forfeited	(745,869)	10.75
Balance as of June 30, 2023	10,874,051	$11.92	4.69
Vested	5,666,427	$14.91
Exercisable of June 30, 2023	1,096,059	$6.56	2.04

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the six months ended June 30, 2023 and the year ended December 31, 2022, using the following ranges of assumptions:

	June 30,	December 31,
	2023	2022
Risk-free interest rate	3.06% - 3.64%	1.18% - 3.54%
Expected dividend yield	0%	0%
Expected volatility	64%	60% - 64%
Expected option life	3.5 – 4.5 years	3 – 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of unvested RSU awards as of June 30, 2023 and December 31, 2022 and the changes during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2022	947,502	$17.91
Granted	3,092,835	7.65
Forfeited	(235,156)	11.64
Vested	(351,721)	15.78
Unvested Shares at June 30, 2023	3,453,460	$9.37

The stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock options expense	$4,303	$3,775	$8,786	$6,982
Restricted Stock Units	3,078	3,058	4,834	4,502
Total Stock Based Compensation Expense	$7,381	$6,833	$13,620	$11,484

As of June 30, 2023, $51,798 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.20 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before Income Taxes	$39,455	$63,071	$82,496	$123,888
Income Tax Expense	25,765	38,340	59,401	69,471
Effective Tax Rate	65.3%	60.8%	72.0%	56.1%

The effective tax rates for the three and six months ended June 30, 2023 and 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the six months ended June 30, 2023 and 2022 were $52,134 thousand and $64,803 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. OTHER INCOME (EXPENSE)

For the three and six months ended June 30, 2023 and 2022 other income (expense) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$(655)	$(8,018)	$(1,134)	$(17,627)
Fair value adjustments on equity method investments	—	—	—	14,119
Fair value adjustments on warrants issued	621	13,843	2,263	21,772
Earnings (loss) from equity method investments	(432)	(738)	(750)	(1,941)
Other	196	496	275	695
Total Other Income (Expense)	$(270)	$5,583	$654	$17,018

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

Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify contingent liabilities for contracts. Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company’s unaudited interim condensed consolidated statements of operations.

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2023, the following matter remains pending:

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent (“LOI”) relating to the acquisition of Defendant by Plaintiffs. In December 2022, the trial court granted Plaintiffs' motion for summary judgment on their claim that Defendant breached the LOI. However, Defendant successfully appealed the trial court's decision, and in June 2023, the New York Appellate Court vacated the trial court’s decision on liability, and completely and unanimously reversed the trial court on the issue of damages, making clear that Plaintiffs, if Defendant is found liable, are limited to out-of-pocket damages. Plaintiffs have since sought the Appellate Division’s permission for further review from the New York Court of Appeals. As of June 30, 2023 and December 31, 2022, a $900 thousand loss contingency was recorded within accrued liabilities on the unaudited interim condensed consolidated balance sheets as of each period end representing the Company's estimate of out-of-pocket damages associated with the complaint.

At June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of June 30, 2023, the Company held approximately $22,000 thousand of open construction commitments to contractors on work being performed.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of charitable contributions, private placement debt and mortgage notes, since there were no quoted prices or active trading markets. The carrying amount of notes payable at June 30, 2023 and December 31, 2022 was $289,905 thousand and $275,668 thousand, which includes $1,048 thousand and $1,037 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$149,026	$—	$—	$149,026
Investments	23,584	—	51,476	75,060
Contingent Consideration Payable	—	—	(32,022)	(32,022)
Warrant Liability	—	—	(2,257)	(2,257)
	$172,610	$—	$17,197	$189,807

	As of December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$177,682	$—	$—	$177,682
Investments	24,749	—	49,420	74,169
Contingent Consideration Payable	—	—	(41,943)	(41,943)
Warrant Liability	—	—	(4,520)	(4,520)
	$202,431	$—	$2,957	$205,388

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

The below table presents revenues by type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues, Net of Discounts
Retail	$188,044	$192,734	$376,922	$365,320
Consumer Packaged Goods	136,054	120,604	261,671	241,016
Intersegment Eliminations	(71,710)	(59,027)	(137,669)	(109,425)
Total Revenues, Net of Discounts	$252,388	$254,311	$500,924	$496,911
Depreciation and Amortization
Retail	$9,109	$10,127	$17,941	$19,960
Consumer Packaged Goods	15,125	14,071	29,794	27,228
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$24,234	$24,198	$47,735	$47,188
Income Taxes
Retail	$13,328	$21,681	$32,339	$39,871
Consumer Packaged Goods	12,437	16,659	27,062	29,600
Intersegment Eliminations	—	—	—	—
Total Income Taxes	$25,765	$38,340	$59,401	$69,471

Goodwill assigned to the Consumer Packaged Goods segment as of June 30, 2023 and December 31, 2022 was $315,889 thousand and $315,889 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of June 30, 2023 and December 31, 2022 was $273,581 thousand and $286,922 thousand, respectively.

Goodwill assigned to the Retail segment as of June 30, 2023 and December 31, 2022 was $273,802 thousand and $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of June 30, 2023 and December 31, 2022 was $290,584 thousand and $302,597 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and six months ended June 30, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2023 and the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 1, 2023 (the “2022 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb promotes well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while giving back to the communities in which it serves. As of June 30, 2023, Green Thumb has operations in fifteen U.S. markets, employs approximately 4,300 people and serves millions of patients and customers annually.

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

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in eighteen manufacturing facilities. This portfolio consists of stock keeping units across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which product categories are individually material to the Company). These Consumer Packaged Goods products are sold in retail stores throughout the U.S. including at Green Thumb’s own RISE and other stores.

Green Thumb owns and operates a national cannabis retail chain called RISE that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions or in certain instances where we co-own the store. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE stores currently are located in fourteen of the states in which we operate. As of June 30, 2023, the Company had 83 open and operating retail stores. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 and (ii) unaudited interim condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
	2023	2022	2023	2022	$	%	$	%
	(in thousands, except share and per share amounts)				Increase (Decrease)
Revenues, Net of Discounts	$252,388	$254,311	$500,924	$496,911	$(1,923)	(1)%	$4,013	1%
Cost of Goods Sold, Net	(127,108)	(128,513)	(250,923)	(248,173)	(1,405)	(1)%	2,750	1%
Gross Profit	125,280	125,798	250,001	248,738	(518)	(0)%	1,263	1%
Expenses:
Selling, General, and Administrative	84,217	63,535	164,736	131,923	20,682	33%	32,813	25%
Total Expenses	84,217	63,535	164,736	131,923	20,682	33%	32,813	25%
Income From Operations	41,063	62,263	85,265	116,815	(21,200)	(34)%	(31,550)	(27)%
Total Other Income (Expense)	(1,608)	808	(2,769)	7,073	(2,416)	(299)%	(9,842)	(139)%
Income Before Provision for Income Taxes And Non-Controlling Interest	39,455	63,071	82,496	123,888	(23,616)	(37)%	(41,392)	(33)%
Provision for Income Taxes	25,765	38,340	59,401	69,471	(12,575)	(33)%	(10,070)	(14)%
Net Income Before Non-Controlling Interest	13,690	24,731	23,095	54,417	(11,041)	(45)%	(31,322)	(58)%
Net Income Attributable to Non-Controlling Interest	290	294	556	1,041	(4)	(1)%	(485)	(47)%
Net Income Attributable To Green Thumb Industries Inc.	$13,400	$24,437	$22,539	$53,376	$(11,037)	(45)%	$(30,837)	(58)%
Net Income Per Share - Basic	$0.05	$0.11	$0.09	$0.23	$(0.06)	(55)%	$(0.14)	(61)%
Net Income Per Share - Diluted	$0.05	$0.10	$0.09	$0.22	$(0.05)	(50)%	$(0.13)	(59)%
Weighted Average Number of Shares Outstanding – Basic	238,000,135	236,783,625	237,700,856	236,313,896
Weighted Average Number of Shares Outstanding – Diluted	238,423,288	237,762,903	239,455,964	237,869,300

	June 30, 2023	December 31, 2022
	(in thousands)
Total Assets	$2,512,834	$2,433,528
Long-Term Liabilities	$631,757	$621,525

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues, net of Discounts

Revenue for the three months ended June 30, 2023 was $252,388 thousand, a decrease of 1% from $254,311 thousand for the three months ended June 30, 2022. The Company increased the number of total units sold, but due to price compression, total revenue declined. This decrease was partially offset by continued growth in existing markets such as New Jersey, Virginia, and Connecticut, as well as revenue generated from new retail stores opened in the current period.

The Company generated revenue from 83 retail stores during the quarter, compared to 77 in the same quarter of the prior year. During the three months ended June 30, 2023, the Company opened two retail stores in Pennsylvania, two retail stores in Virginia, one retail store in Minnesota, and one retail store in Nevada.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended June 30, 2023 was $127,108 thousand, a decrease of 1% from $128,513 thousand for the three months ended June 30, 2022, driven by the decrease in revenue as described above.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $125,280 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the three months ended June 30, 2022 of $125,798 thousand, or a 49% gross margin. The increase in gross margin (percent) was primarily driven by increased sales of Company branded products which have higher margins. The decrease in gross profit (dollars) was directly attributable to the revenue decrease as described above.

Total Expenses

Total expenses for the three months ended June 30, 2023 were $84,217 thousand, or 33% of revenues, net of discounts, resulting in an increase of $20,682 thousand over the same period in the prior year. Total expenses for the three months ended June 30, 2022 were $63,535 thousand or 25% of revenues, net of discounts. Total expenses were lower in the three months ended June 30, 2022 primarily due to favorable fair value adjustments associated with the Company's contingent consideration arrangements.

Total Other Income (Expense)

Total other income (expense) for three months ended June 30, 2023 was $(1,608) thousand, a decrease of $2,416 thousand, due to favorable fair value adjustments to the Company's warrant liability, partially offset by unfavorable fair value adjustments associated with the Company's equity investments, both recorded during the three months ended June 30, 2022.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended June 30, 2023 was $39,455 thousand, a decrease of $23,616 thousand compared to the three months ended June 30, 2022.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $7,381 thousand and $6,833 thousand in the three months ended June 30, 2023 and 2022, respectively, and other nonoperating (income) expenses, of $3,138 thousand and $(14,557) thousand in the three months ended June 30, 2023 and 2022, respectively, adjusted earnings before interest, depreciation, and amortization (“EBITDA”) was $75,816 thousand and $78,737 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2023, federal and state income tax expense totaled $25,765 thousand compared to expense of $38,340 thousand for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues, net of Discounts

Revenue for the six months ended June 30, 2023 was $500,924 thousand, an increase of 1% from $496,911 for the six months ended June 30, 2022. The increase in revenue was largely due to legalization of adult-use sales in New Jersey, which began on April 21, 2022, continued growth in existing markets such as Connecticut and Virginia, as well as revenue generated from new retail stores opened in the current period, partially offset by price compression.

The Company generated revenue from 83 retail stores during the period compared to 77 in the same period of the prior year. During the six months ended June 30, 2023, the Company opened two retail stores in Pennsylvania, two retail stores in Virginia, one retail store in Minnesota, and one retail store in Nevada.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the six months ended June 30, 2023 was $250,923 thousand, an increase of 1% from $248,173 thousand for the six months ended June 30, 2022, driven by increased revenue as described above.

Gross Profit

Gross profit for the six months ended June 30, 2023 was $250,001 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the six months ended June 30, 2022 of $248,738 thousand or a 50% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the six months ended June 30, 2023 were $164,736 thousand or 33% of revenues, net of discounts, resulting in an increase of $32,813 thousand over the same period in the prior year. Total expenses for the six months ended June 30, 2022 were $131,923 thousand or 27% of revenues, net of discounts. Total expenses were lower in the first six months of 2022 primarily due to favorable fair value adjustments associated with the Company's contingent consideration arrangements, which were recorded during the six months ended June 30, 2022.

Total Other Income (Expense)

Total other income (expense) for six months ended June 30, 2023 was $(2,769) thousand a decrease of $9,842 thousand, due to favorable adjustments to the Company's warrant liability, partially offset by unfavorable fair value adjustments associated with the Company's equity investments, both recorded during the six months ended June 30, 2022.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for six months ended June 30, 2023 was $82,496 thousand, a decrease of $41,392 thousand compared to the six months ended June 30, 2022.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $13,620 thousand and $11,484 thousand, and other nonoperating (income) expenses, of $5,430 thousand and $(29,711) thousand in the six months ended June 30, 2023 and 2022, respectively, Adjusted EBITDA was $152,050 thousand and $145,776 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2023, federal and state income tax expense totaled $59,401 thousand compared to expense of $69,471 thousand for the six months ended June 30, 2022.

Results of Operations by Segment

The following table summarizes revenues net of sales discounts by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$188,044	$192,734	$(4,690)	(2)%
Consumer Packaged Goods	136,054	120,604	15,450	13%
Intersegment Eliminations	(71,710)	(59,027)	(12,683)	(21)%
Total Revenues, Net of Discounts	$252,388	$254,311	$(1,923)	(1)%

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$376,922	$365,320	$11,602	3%
Consumer Packaged Goods	261,671	241,016	20,655	9%
Intersegment Eliminations	(137,669)	(109,425)	(28,244)	-26%
Total Revenues, Net of Discounts	$500,924	$496,911	$4,013	1%

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

Revenues, net of discounts, for the Retail segment were $188,044 thousand, a decrease of $4,690 thousand or 2%, compared to the three months ended June 30, 2022. The Company increased the total number of units sold, but due to price compression, total revenue declined. This decrease was partially offset by continued growth in existing markets such as New Jersey, Virginia, and Connecticut, as well as revenue generated from new retail stores opened in the current period.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $136,054 thousand, an increase of $15,450 thousand or 13%, compared to the three months ended June 30, 2022. The key driver for the increase in Consumer Packaged Goods revenues was increased production capacity within existing markets.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $71,710 thousand, an increase of $12,683 thousand or 21% compared to the three months ended June 30, 2022. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned retail stores. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 25% of total revenues during the three months ended June 30, 2023 as compared to 24% during the three months ended June 30, 2022.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

Revenues, net of discounts for the Retail segment were $376,922, an increase of $11,602 or 3%, compared to the six months ended June 30, 2022. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use sales in New Jersey, which began on April 21, 2022, continued growth in existing markets such as Connecticut and Virginia, as well as revenue generated from new retail stores opened in the current period, partially offset by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $261,671 thousand, an increase of $20,655 thousand or 9%, compared to the six months ended June 30, 2022. The key driver for the increase in Consumer Packaged Goods revenues was increased production capacity within existing markets.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $137,669 thousand, an increase of $28,244 thousand or 26% compared to the six months ended June 30, 2022. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned retail stores primarily in Illinois, Pennsylvania, and New Jersey as well as to newly acquired retail stores as discussed above. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 25% of total revenues during the six months ended June 30, 2023 as compared to 26% during the six months ended June 30, 2022.

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

For the three and six months ended June 30, 2023, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the six months ended June 30, 2023, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business within its current markets while considering strategic acquisition and partnership opportunities.

Total Expenses

Total expenses other than the cost of goods sold consist of selling costs to support customer relationships and marketing and branding activities. It also includes a significant investment in the corporate infrastructure required to support the Company’s ongoing business.

Retail selling costs generally correlate to revenue. As new stores begin operations, these stores generally experience higher selling costs as a percentage of revenue compared to more established stores, which experience a more constant rate of selling costs. As a percentage of sales, the Company expects selling costs to remain constant in the more established stores and increase in the newer stores as business continues to grow.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net Income Before Non-Controlling Interest	$13,690	$24,731	$23,095	$54,417
Interest Income, net	(1,531)	(624)	(3,262)	(1,524)
Interest Expense, net	2,869	5,399	6,685	11,469
Provision For Income Taxes	25,765	38,340	59,401	69,471
Total Other (Income) Expense	270	(5,583)	(654)	(17,018)
Depreciation and amortization	24,234	24,198	47,735	47,188
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$65,297	$86,461	$133,000	$164,003
Stock-based compensation, non-cash	7,381	6,833	13,620	11,484
Acquisition, transaction and other non-operating (income) costs	3,138	(14,557)	5,430	(29,711)
Adjusted EBITDA (non-GAAP measure)	$75,816	$78,737	$152,050	$145,776

Liquidity, Financing Activities During the Period, and Capital Resources

As of June 30, 2023, and December 31, 2022 the Company had total current liabilities of $175,261 thousand and $146,571 thousand, respectively, and cash and cash equivalents of $149,026 thousand and $177,682 thousand, respectively, to meet its current obligations. The Company had working capital of $165,993 thousand as of June 30, 2023, a decrease of $38,787 thousand as compared to December 31, 2022. This decrease in working capital was primarily driven by purchases of property, plant, and equipment, as well as tax payments made in the current period.

The Company is an early-stage growth company, generating cash from revenues, deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product development and marketing, as well as customer, supplier, and investor and industry relations.

The Company takes a cautious approach in allocating its capital to maximize its returns while ensuring appropriate liquidity. Given the current uncertainty of the future economic environment, the Company has taken additional measures in monitoring and deploying its capital to minimize the negative impact on its current operations and expansion plans.

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2023 and 2022, were as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net Cash Provided by Operating Activities	$93,028	$39,914
Net Cash Used in Investing Activities	$(131,542)	$(114,296)
Net Cash Provided by (Used in) Financing Activities	$9,858	$(10,761)

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Subordinate Voting Shares

Between April 1, 2023 and June 30, 2023, the Company issued a total of 64,270 deferred shares associated with the Company's previous acquisitions of various privately held Companies.

On June 1, 2023, the Company issued 822,447 Subordinate Voting Shares as contingent consideration associated with the Company's July 2021 acquisition of Dharma Pharmaceuticals, LLC.

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

Date: August 9, 2023

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: August 9, 2023