Form 10-Q
period 2023-09-30
Green Thumb Industries Inc.
filed 2023-11-09
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 210,095,615 of the registrant’s Subordinate Voting Shares, 38,531 of the registrant’s Multiple Voting Shares and 226,690 of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

(Amounts Expressed in United States Dollars)

	September 30,	December 31,
	2023	2022
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$136,842	$177,682
Accounts Receivable, Net	38,648	30,975
Income Tax Receivable	5,422	7,473
Inventories, Net	118,545	115,675
Prepaid Expenses	14,767	13,364
Other Current Assets	5,957	6,182
Total Current Assets	320,181	351,351
Property and Equipment, Net	692,667	557,873
Right of Use Assets, Net	240,036	242,357
Investments	77,335	74,169
Investments in Associates	25,355	25,508
Intangible Assets, Net	551,422	589,519
Goodwill	589,691	589,691
Deposits and Other Assets	2,525	3,060
TOTAL ASSETS	$2,499,212	$2,433,528
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$22,507	$18,423
Accrued Liabilities	86,469	86,971
Compensation Payable	11,498	13,476
Current Portion of Notes Payable	1,466	1,037
Current Portion of Lease Liabilities	11,818	10,906
Contingent Consideration Payable	—	11,400
Income Tax Payable	16,124	4,358
Total Current Liabilities	149,882	146,571
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	250,017	249,281
Notes Payable, Net of Current Portion and Debt Discount	297,075	274,631
Contingent Consideration Payable	32,789	30,543
Warrant Liability	—	4,520
Deferred Income Taxes	62,550	62,550
TOTAL LIABILITIES	792,313	768,096
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2023: Unlimited, 210,042,431, and 210,042,431, respectively, at December 31, 2022: Unlimited, 206,991,275, and 206,991,275, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2023: Unlimited, 38,531 and 38,531, respectively, at December 31, 2022: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2023: Unlimited, 226,690 and 226,690, respectively, at December 31, 2022: Unlimited, 251,690 and 251,690, respectively)	—	—
Share Capital	1,702,344	1,663,557
Contributed Surplus	16,052	23,233
Deferred Share Issuances	12,973	36,211
Accumulated Deficit	(25,034)	(58,085)
Equity of Green Thumb Industries Inc.	1,706,335	1,664,916
Noncontrolling interests	564	516
TOTAL SHAREHOLDERS' EQUITY	1,706,899	1,665,432
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,499,212	$2,433,528

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$275,398	$261,194	$776,322	$758,105
Cost of Goods Sold, Net	(141,592)	(129,954)	(392,515)	(378,127)
Gross Profit	133,806	131,240	383,807	379,978
Expenses:
Selling, General, and Administrative	84,779	82,479	249,515	214,402
Total Expenses	84,779	82,479	249,515	214,402
Income From Operations	49,027	48,761	134,292	165,576
Other Income (Expense):
Other Income (Expense), Net	(631)	(2,085)	23	14,933
Interest Income, Net	1,576	1,085	4,838	2,609
Interest Expense, Net	(4,639)	(4,644)	(11,324)	(16,113)
Total Other Income (Expense)	(3,694)	(5,644)	(6,463)	1,429
Income Before Provision for Income Taxes And Non-Controlling Interest	45,333	43,117	127,829	167,005
Provision For Income Taxes	34,526	32,969	93,927	102,440
Net Income Before Non-Controlling Interest	10,807	10,148	33,902	64,565
Net Income Attributable to Non-Controlling Interest	295	319	851	1,360
Net Income Attributable To Green Thumb Industries Inc.	$10,512	$9,829	$33,051	$63,205
Net Income Per Share - Basic	$0.05	$0.04	$0.14	$0.27
Net Income Per Share - Diluted	$0.05	$0.04	$0.14	$0.26
Weighted Average Number of Shares Outstanding - Basic	239,459,783	237,002,873	238,248,852	236,546,078
Weighted average Number of Shares Outstanding - Diluted	240,289,959	237,804,799	239,827,112	237,872,595

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2022	$1,659,000	$9,165	$36,262	$(16,687)	$314	$1,688,054
Exercise of options and RSUs	1,799	(718)	—	—	—	1,081
Stock-based compensation	—	7,878	—	—	—	7,878
Distributions to third party and limited liability company unit holders	—	—	—	—	(354)	(354)
Net income	—	—	—	9,829	319	10,148
Balance, September 30, 2022	$1,660,799	$16,325	$36,262	$(6,858)	$279	$1,706,807
Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Shares issued as contingent consideration	13,111	—	—	—	—	13,111
Exercise of options and RSUs	9,327	(6,643)	—	—	—	2,684
Stock-based compensation	—	19,362	—	—	—	19,362
Shares issued for settlement of business obligation	904	96	—	—	—	1,000
Distributions to limited liability company unit holders	—	—	—	—	(14,799)	(14,799)
Net income	—	—	—	63,205	1,360	64,565
Balance, September 30, 2022	$1,660,799	$16,325	$36,262	$(6,858)	$279	$1,706,807

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2023	$1,693,429	$34,421	$12,973	$(35,546)	$539	$1,705,816
Distribution of Contingent Consideration	6,454	—	—	—	—	6,454
Exercise of options and RSUs	2,461	(694)	—	—	—	1,767
Stock-based compensation	—	7,215	—	—	—	7,215
Distributions to limited liability company unit holders	—	—	—	—	(270)	(270)
Repurchase of Subordinate Voting Shares	—	(24,890)	—	—	—	(24,890)
Net income	—	—	—	10,512	295	10,807
Balance, September 30, 2023	$1,702,344	$16,052	$12,973	$(25,034)	$564	$1,706,899
Balance, January 1, 2023	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Issuance of deferred shares	20,454	—	(20,454)	—	—	—
Distribution of contingent consideration	12,524	—	—	—	—	12,524
Indemnification of deferred shares associated with post acquisition costs	—	—	(2,784)	—	—	(2,784)
Exercise of options and RSUs	5,809	(3,126)	—	—	—	2,683
Stock-based compensation	—	20,835	—	—	—	20,835
Distributions to limited liability company unit holders	—	—	—	—	(803)	(803)
Repurchase of Subordinate Voting Shares	—	(24,890)	—	—	—	(24,890)
Net income	—	—	—	33,051	851	33,902
Balance, September 30, 2023	$1,702,344	$16,052	$12,973	$(25,034)	$564	$1,706,899

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$33,051	$63,205
Net income attributable to non-controlling interest	851	1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,363	71,706
Amortization of operating lease assets	35,996	31,906
Loss on disposal of property and equipment	2,815	1,514
Impairment of long-lived property and equipment	285	—
Loss on equity method investments	952	2,382
Loss (gain) from lease modification	87	(3,330)
Stock-based compensation	20,835	19,362
Decrease in fair value of investments	153	2,770
Increase (decrease) in fair value of contingent consideration	3,370	(29,005)
Decrease in fair value of warrants	(934)	(19,876)
Shares issued for settlement of business obligation	—	1,000
Gain on indemnification of deferred shares associated with post acquisition costs	(2,784)	—
Amortization of debt discount	7,128	6,837
Changes in operating assets and liabilities:
Accounts receivable, net	(7,673)	(8,691)
Inventories, net	(2,870)	(26,038)
Prepaid expenses and other current assets	(1,129)	(2,419)
Deposits and other assets	536	(22)
Accounts payable	4,084	(259)
Accrued liabilities	4,052	(4,021)
Operating lease liabilities	(32,114)	(27,599)
Income tax receivable and payable, net	13,818	7,438
NET CASH PROVIDED BY OPERATING ACTIVITIES	153,872	88,220
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(183,594)	(119,870)
Proceeds from disposal of property and equipment	319	112
Investments in securities and associates	(4,500)	(5,804)
Proceeds from equity investments and notes receivable	331	3,476
Settlement of acquisition consideration payable	—	(31,732)
Purchase of businesses, net of cash acquired	—	(7,350)
NET CASH USED IN INVESTING ACTIVITIES	(187,444)	(161,168)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to limited liability company unit holders	(803)	(14,799)
Contributions from unconsolidated subsidiaries	—	550
Repurchase of Subordinate Voting Shares	(24,890)	—
Proceeds from exercise of options and RSUs	2,683	2,684
Proceeds from issuance of notes payable	16,654	2,102
Principal repayment of notes payable	(912)	(751)
NET CASH USED IN FINANCING ACTIVITIES	(7,268)	(10,214)
CASH AND CASH EQUIVALENTS:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,840)	(83,162)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	177,682	230,420
CASH AND CASH EQUIVALENTS END OF PERIOD	$136,842	$147,258

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$15,564	$13,699
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(10,115)	$(10,217)
Noncash increase in right of use asset	$(5,599)	$(72,714)
Noncash increase in lease liability	$5,599	$72,714
Mortgages associated with operating properties	$—	$7,350
Shares issued for purchase of noncontrolling interest	$—	$2,379
Issuance of shares associated with contingent consideration	$12,524	$13,111
Deferred share distributions	$(20,454)	$—
Issuance of shares under business combinations	$—	$1,406
Acquisitions
Inventories	$—	$413
Accounts receivable	—	(153)
Prepaid expenses	—	72
Property and equipment	—	738
Right of use assets	—	743
Identifiable Intangible assets	—	10,359
Goodwill	—	11,736
Deposits and other assets	—	12
Liabilities assumed	—	(712)
Lease liabilities	—	(743)
Noncontrolling interests	—	17,735
Contingent liabilities	—	(200)
Equity interests issued	—	(3,785)
Fair value of previously held equity interest	—	(14,500)
Deferred income taxes	—	991
Settlement of noncontrolling interests	—	(15,356)
	$—	$7,350
ADDITIONAL SUPPLEMENTAL INFORMATION
Decrease in fair value of investments	$153	$16,889
Increase in fair value of equity method investments	—	(14,119)
TOTAL DECREASE IN FAIR VALUE OF INVESTMENTS	$153	$2,770

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail cannabis stores. The Company also owns and operates retail cannabis stores that include a rapidly growing national chain named RISE, which sell our products and third-party products. As of September 30, 2023, Green Thumb has revenue in fifteen markets (California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,400 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, (the “2022 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2022 Form 10-K.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of September 30, 2023, the Company had 10,229,895 options, 3,499,193 restricted stock units and 3,734,555 warrants outstanding. As of September 30, 2022, the Company had 9,725,907 options, 952,753 restricted stock units and 3,835,278 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended September 30, 2023, the computation of diluted earnings per share included 211,651 options and 618,525 restricted stock units. For the nine months ended September 30, 2023, the computation of diluted earnings per share included 153,215 options and 1,425,045 restricted stock units. There were no dilutive warrants during the three and nine months ended September 30, 2023 as the strike price was greater than the average stock price for the period. For the three months ended September 30, 2022, the computation of diluted earnings per share included 697,800 options, 57,128 restricted stock units and 46,998 warrants. For the nine months ended September 30, 2022, the computation of diluted earnings per share included 968,322 options, 226,564 restricted stock units and 131,631 warrants. For the three and nine months ended September 30, 2023, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 2,349,064 and 3,198,625, respectively. For the three and nine months ended September 30, 2022, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 2,052,822 and 2,192,896, respectively.

(e) Recently Issued Accounting Standards

The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the business for disclosure.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Raw Material	$1,120	$3,070
Packaging and Miscellaneous	10,756	9,847
Work in Process	45,072	57,287
Finished Goods	65,707	49,268
Reserve for Obsolete Inventory	(4,110)	(3,797)
Total Inventories, Net	$118,545	$115,675

3. PROPERTY AND EQUIPMENT

At September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Buildings and Improvements	$340,641	$176,874
Equipment, Computers and Furniture	158,327	122,568
Leasehold Improvements	186,354	135,524
Land Improvements	995	847
Capitalized Interest	30,517	16,934
Total Property and Equipment	716,834	452,747
Less: Accumulated Depreciation	(113,507)	(80,702)
Property and Equipment, net	603,327	372,045
Land	33,725	29,106
Assets Under Construction	55,615	156,722
Property and Equipment, net	$692,667	$557,873

Assets under construction represent construction in progress related to both cultivation and retail store facilities not yet completed or otherwise not ready for use.

Depreciation expense for the three and nine months ended September 30, 2023 totaled $12,885 thousand and $35,266 thousand, respectively, of which $8,298 thousand and $23,348 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and nine months ended September 30, 2022 totaled $9,695 thousand and $26,844 thousand, respectively, of which $6,393 thousand and $17,357 thousand, respectively, is included in cost of goods sold.

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

At September 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$146,739	$513,977	$660,716	$113,800	$546,916
Trademarks	41,511	12,655	28,856	41,511	10,486	31,025
Customer Relationships	24,438	16,054	8,384	24,438	13,435	11,003
Non-Competition Agreements	2,565	2,360	205	2,565	1,990	575
Total Intangible Assets	$729,230	$177,808	$551,422	$729,230	$139,711	$589,519

The Company recorded amortization expense for the three and nine months ended September 30, 2023 of $12,743 thousand and $38,097 thousand, respectively. The Company recorded amortization for the three and nine months ended September 30, 2022 of $14,823 thousand and $44,862 thousand, respectively.

The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2023:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2023	$12,744
2024	50,392
2025	50,294
2026	47,332
2027	46,803
2028 and Thereafter	343,857
$551,422

As of September 30, 2023, the weighted average amortization period remaining for intangible assets was 11.60 years.

(b) Goodwill

At September 30, 2023 and December 31, 2022 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Packaged Goods	Total
	(in thousands)
As of December 31, 2022	$273,802	$315,889	$589,691
As of September 30, 2023	$273,802	$315,889	$589,691

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of September 30, 2023 and December 31, 2022, the Company held various equity interests in cannabis related companies as well as investments in note receivable instruments that had a combined fair value of $77,335 thousand and $74,169 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the nine months ended September 30, 2023 and year ending December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Beginning	$74,169	$94,902
Additions	3,700	5,444
Disposals	(331)	(3,571)
Fair value adjustment	(153)	(22,606)
Transfers and other	(50)	—
Ending	$77,335	$74,169

During the three and nine months ended September 30, 2023, the Company recorded fair value gains (losses), net of interest income of $775 thousand and $(153) thousand, respectively. The fair value gains (losses) associated with the Company's equity investments in the amount of $724 thousand and $(410) thousand as of the three and nine months ended September 30, 2023, respectively, was recorded within other income (expense) on the Company's unaudited interim condensed consolidated statements of operations. The interest income portion associated with the Company's note receivable investments in the amount of $51 thousand and $257 thousand as of the three and nine months ended September 30, 2023, respectively was recorded within interest income on the unaudited interim condensed consolidated statements of operations.

(a) Equity Investments

As of September 30, 2023 and December 31, 2022, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $2,094 thousand and $2,535 thousand, respectively. During the three and nine months ended September 30, 2023, the Company recorded net gains (losses) on the change in fair value of such investments of $724 thousand and $(410) thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $124 thousand and $(14,169) thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company received proceeds from the sale of such investments of $31 thousand and $2,393 thousand, respectively. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $42,330 thousand and $40,330 thousand, respectively. For the three and nine months ended September 30, 2023, there were no gains or losses on the change in fair value of such investments. During the three and nine months ended September 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $(295) thousand and $182 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statements of operations. There were no sales of these investments during these periods. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 13 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

Unrealized gains and (losses) recognized on equity investments held during the three and nine months ended September 30, 2023 were $660 thousand and $(350) thousand, respectively. Unrealized losses recognized on equity investments held during the three and nine months ended September 30, 2022 were $137 thousand and $(13,825) thousand, respectively.

(b) Note Receivable Instruments

The Company has made multiple investments in various note receivable instruments, including note receivable instruments with conversion features.

The Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $22,214 thousand as of September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023, there were no gains or (losses) on the change in fair value of such investments. For the three and nine months ended September 30, 2022, the Company recorded net gains (losses) on the change in fair value of such investments of $418 thousand and $(236) thousand, respectively within other income (expense) on the unaudited interim condensed consolidated statements of operations. The note receivable instruments have a stated interest rate of 13% and a maturity date of April 30, 2025. These note receivable instruments did not contain conversion features and are currently classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, the Company held note receivable instruments which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $10,697 thousand and $9,090 thousand, respectively, with stated interest ranging between 0.91% and 10% and terms between 9 months to five years. During the three and nine months ended September 30, 2023, there were no gains or (losses) recorded on the change in fair value of such investments, however, the company recorded accrued interest of $51 thousand and $257 thousand, respectively, within interest income on the unaudited interim condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded net losses on the change in fair value of such investments of $0 thousand and $3,145 thousand, respectively, within other income (expense) and accrued interest of $185 thousand and $479 thousand, respectively, within interest income on the unaudited interim condensed consolidated statements of operations. These note receivable instruments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three and nine months ended September 30, 2023, the Company recorded operating lease expense of $11,628 thousand and $35,996 thousand, respectively compared to operating lease expense of $11,884 thousand and $31,906 thousand for the three and nine months ended September 30, 2022, respectively.

Other information related to operating leases as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	11.98	11.64
Weighted average discount rate	12.41%	12.42%

Maturities of lease liabilities for operating leases as of September 30, 2023 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third Party	Related Party	Total
	(in thousands)
Remainder of 2023	$10,669	$143	$10,812
2024	43,250	437	43,687
2025	41,114	343	41,457
2026	40,409	350	40,759
2027	40,793	357	41,150
2028 and Thereafter	358,013	1,728	359,741
Total Lease Payments	534,248	3,358	537,606
Less: Interest	(274,503)	(1,268)	(275,771)
Present Value of Lease Liability	$259,745	$2,090	$261,835

(b) Related Party Operating Leases

The Company has leasing arrangements that are related party transactions, including for certain facilities in Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, and owns the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is indirectly owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three and nine months ended September 30, 2023, the Company recorded lease expense of $139 thousand and $415 thousand, respectively, compared to lease expense of $296 thousand and $886 thousand for the three and nine months ended September 30, 2022, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. NOTES PAYABLE

At September 30, 2023 and December 31, 2022, notes payable consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Charitable Contributions[1]	$400	$764
Private placement debt dated April 30, 2021[2]	244,623	237,795
Mortgage notes[3]	53,518	37,109
Total notes payable	298,541	275,668
Less: current portion of notes payable	(1,466)	(1,037)
Notes payable, net of current portion	$297,075	$274,631

1 In connection with acquisitions completed in 2017 and 2019, the Company is required to make quarterly charitable contributions of $50 thousand through October 2024 and annual charitable contributions of $250 thousand through May 2024, respectively. The net present value of these required payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt, as amended on October 21, 2021 (the “April 30, 2021 Notes”), were issued in a total amount of $249,934 thousand with an interest rate of 7.00%, maturing on April 30, 2025. The April 30, 2021 Notes were issued at a discount, the carrying value of which was $5,311 thousand and $12,139 thousand as of September 30, 2023 and December 31, 2022, respectively.

3 Mortgage notes with an initial value of $55,017 thousand and $38,292 thousand, respectively, were issued by the Company in connection with various operating properties, and were recorded at such gross value as of September 30, 2023 and December 31, 2022. These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 9.50%. The mortgage notes were issued at a discount, the carrying value of which was $237 thousand and $437 thousand, respectively, and are presented net of principal payments of $1,262 thousand and $746 thousand as of September 30, 2023 and December 31, 2022, respectively.

(b) Related Parties

A portion of the April 30, 2021 Notes are held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (held through KP Capital, LLC and Outsiders Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (held through AG Funding Group, LLC); Anthony Georgiadis, the President and a director of the Company (held through Three One Four Holdings, LLC and ABG, LLC).

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS

As part of the terms of the Company's issuance of the April 30, 2021 Notes, as well as other financing arrangements, the Company issued warrants to related parties, as well as unrelated third parties, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of September 30, 2023 and December 31, 2022:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	1,997,208	C$	18.03	1.50	1,737,347	$31.83	3.38
Balance as of September 30, 2023	1,997,208	C$	18.03	0.75	1,737,347	$31.83	2.63

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at September 30, 2023 and December 31, 2022:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	September 30, 2023	December 31, 2022	Change
			(in thousands)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	$1,820	$3,125	$(1,305)
Modification Warrants Issued November 2019	C$12.04	316,947	1,434	1,139	295
Additional Modification Warrants Issued May 2020	C$14.03	73,728	332	256	76
Totals		1,997,208	$3,586	$4,520	$(934)

During the three and nine months ended September 30, 2023 and 2022, the Company recorded a loss of $1,329 thousand, a gain of $934 thousand, a loss of $1,896 thousand and a gain of $19,876 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations. As of September 30, 2023, the warrant liability was classified as a current liability, and recorded within accrued liabilities on the unaudited interim condensed consolidated balance sheets.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 13 - Fair Value Measurements for additional details):

	September 30,	December 31,
Significant Assumptions	2023	2022
Volatility	59.08% - 76.33%	70.44% - 78.21%
Remaining Term	0.64-1.64 years	1.39 - 2.39 years
Risk Free Rate	4.83%	3.82% - 4.07%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The Company's equity classified warrants were recorded at fair value at each respective date of issuance. Equity classified warrants are not remeasured at fair value on a recurring basis and are carried at their issuance date fair value. The following table summarizes the carrying amounts of the Company's equity classified warrants at September 30, 2023 and December 31, 2022:

			Issuance Date Fair Value
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

The equity warrants were valued as of the date of issuance using a Black Scholes Option Pricing model. The following table summarizes the significant assumptions used in determining the fair value of the warrants as of each respective issuance date:

Significant Assumptions	Private Placement Refinancing Warrants	Private Placement Refinancing Warrants	Mortgage Warrants
Date of Issuance	October 15, 2021	April 30, 2021	June 5, 2020
Volatility	73%	73%	80%
Estimated Term	4 years	4 years	5 years
Risk Free Rate	1.12%	0.74%	0.37%

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

(a) Authorized

The Company has the following classes of share capital, with each class having no par value:

(i) Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the three months ended September 30, 2023, shareholders of the Company converted 25,000 Multiple Voting Shares into 2,500,000 Subordinate Voting Shares.

(ii) Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At September 30, 2023, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the three months ended September 30, 2023, shareholders of the Company converted 25,000 Super Voting Shares into 25,000 Multiple Voting Shares and 25,000 Multiple Voting Shares into 2,500,000 Subordinate Voting Shares.

(iii) Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for one Multiple Voting Share. At September 30, 2023, the Company had 226,690 issued and outstanding Super Voting Shares which ultimately convert into 22,669,000 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the three months ended September 30, 2023, shareholders of the Company converted 25,000 Super Voting Shares into 25,000 Multiple Voting Shares.

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2023	206,991,275	38,531	251,690
Distribution of contingent consideration	1,614,871	—	—
Distribution of deferred shares	680,089	—	—
Issuance of shares upon exercise of options	365,521	—	—
Issuances of shares upon vesting of RSUs	390,676	—	—
Repurchase of Subordinate Voting Shares	(2,500,001)	—	—
Exchange of shares	2,500,000	—	(25,000)
As at September 30, 2023	210,042,431	38,531	226,690

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(i) Distribution of Deferred Shares

As part of the consideration exchanged for certain acquisitions completed throughout 2021, the Company deferred the distribution of Subordinate Voting Shares to secure the Company's indemnification rights associated with post-acquisition costs. The following table summarizes the activity during the nine months ended September 30, 2023:

Related Acquisition	As at December 31, 2022	Distributed Shares	Cancelled Shares	As at September 30, 2023
Liberty Compassion, Inc.	214,768	(214,768)	—	—
Dharma Pharmaceuticals, LLC	229,878	(229,878)	—	—
Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC	264,760	(12,305)	(84,122)	168,333
GreenStar Herbals, Inc.	161,306	(161,306)	—	—
Maryland Health and Wellness Center, Inc.	61,832	(61,832)	—	—
LeafLine Industries, LLC	386,002	—	—	386,002
Total	1,318,546	(680,089)	(84,122)	554,335

As of September 30, 2023 and December 31, 2022, the Company held deferred shares in the amount of $12,973 thousand and $36,211 thousand, respectively. In accordance with the relevant acquisition agreement, a portion of the outstanding deferred shares were cancelled in order to indemnify the Company for post-acquisition costs. As the cancellation of the deferred shares occurred outside of the purchase price allocation measurement period (generally one year from the acquisition date), the Company recorded a gain of $2,784 thousand within selling general and administrative expenses on the Company's unaudited interim condensed consolidated statements of operations during the nine months ended September 30, 2023.

(ii) Distribution of Contingent Consideration

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration of up to $65,000 thousand in Subordinate Voting Shares of Green Thumb, dependent upon the successful opening of up to five retail stores in the Virginia area within the first three years following the signing of the agreement and the legal sale of adult-use cannabis in a retail store by January 1, 2025. On June 1, 2023 and July 10, 2023, the Company issued 822,447 and 792,424 Subordinate Voting Shares, respectively, to the former owners of Dharma in connection with the successful opening of the fourth and fifth retail stores in Virginia. The shares had a combined fair value of $12,524 thousand at the date of issuance.

As of September 30, 2023 and December 31, 2022, the total estimated fair value of the contingent consideration associated with the acquisition of Dharma, which was valued based on the probability weighting of potential payouts, was $32,789 thousand, and $41,943 thousand, respectively. As of December 31, 2022, $11,400 thousand of the total value of the contingent consideration was included within current liabilities on the Company's unaudited interim condensed consolidated balance sheets. As of September 30, 2023, no portion of the contingent consideration was included within current liabilities on the Company's unaudited interim condensed consolidated balance sheets.

(iii) Repurchase of Subordinate Voting Shares

On September 5, 2023, the Company announced that its Board of Directors authorized the Company to repurchase up to 5%, or 10,486,951 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. During the month of September 2023, the Company repurchased 2,500,000 Subordinate Voting Shares at an average price of $9.96 per share.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1 and Amendment No. 2 thereto (as amended, the “Plan”). The maximum number of Restricted Stock Units (“RSUs”) and options outstanding under the Plan at any time shall not exceed 10% of the then issued and outstanding shares on an as-converted basis.

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

Option and RSU awards generally vest over three years, and options typically have a life of five to ten years. Option grants under the Plan are determined by the Compensation Committee of the Company’s Board of Directors with the option price set at no less than 100% of the fair market value of a share on the date of grant.

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	9,577,947	$12.71	4.80
Granted	2,321,729	7.72	6.50
Exercised	(365,521)	7.34
Forfeited	(1,304,260)	12.25
Balance as of September 30, 2023	10,229,895	$11.82	4.60
Vested	5,341,985	$17.24
Exercisable as of September 30, 2023	3,566,406	$7.99	2.84

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2023 and the year ended December 31, 2022, using the following ranges of assumptions:

	September 30,	December 31,
	2023	2022
Risk-free interest rate	3.06% - 4%	1.18% - 3.54%
Expected dividend yield	0%	0%
Expected volatility	64%	60% - 64%
Expected option life	3.5 – 4.5 years	3 – 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of unvested RSU awards as of September 30, 2023 and December 31, 2022 and the changes during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2022	947,502	$17.91
Granted	3,307,909	7.67
Forfeited	(365,542)	10.83
Vested	(390,676)	15.50
Unvested Shares at September 30, 2023	3,499,193	$9.24

The stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock options expense	$4,009	$6,003	$12,795	$12,985
Restricted Stock Units	3,206	1,875	8,040	6,377
Total Stock Based Compensation Expense	$7,215	$7,878	$20,835	$19,362

As of September 30, 2023, $45,048 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.05 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before Income Taxes	$45,333	$43,117	$127,829	$167,005
Income Tax Expense	34,526	32,969	93,927	102,440
Effective Tax Rate	76.2%	76.5%	73.5%	61.3%

The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the nine months ended September 30, 2023 and 2022 were $80,398 thousand and $95,307 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. OTHER INCOME (EXPENSE)

For the three and nine months ended September 30, 2023 and 2022 other income (expense) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$724	$247	$(410)	$(17,368)
Fair value adjustments on equity method investments	—	—	—	14,119
Fair value adjustments on warrants issued	(1,329)	(1,896)	934	19,876
Earnings (loss) from equity method investments	(202)	(441)	(952)	(2,382)
Other	176	5	451	688
Total Other Income (Expense)	$(631)	$(2,085)	$23	$14,933

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of September 30, 2023:

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent (“LOI”) relating to the acquisition of Defendant by Plaintiffs. As of September 30, 2023, the Company believed the potential exposure associated with the complaint was de minimis and reduced the estimated liability accordingly. Subsequently, on October 18, 2023, all pending motions were withdrawn and Plaintiffs' claims were dismissed with prejudice.

At September 30, 2023, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of September 30, 2023, the Company held approximately $7,100 thousand of open construction commitments to contractors on work being performed.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of charitable contributions, private placement debt and mortgage notes, since there were no quoted prices or active trading markets. The carrying amount of notes payable at September 30, 2023 and December 31, 2022 was $298,541 thousand and $275,668 thousand, which includes $1,466 thousand and $1,037 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$136,842	$—	$—	$136,842
Investments	24,308	—	53,027	77,335
Contingent Consideration Payable	—	—	(32,789)	(32,789)
Warrant Liability	—	—	(3,586)	(3,586)
	$161,150	$—	$16,652	$177,802

	As of December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$177,682	$—	$—	$177,682
Investments	24,749	—	49,420	74,169
Contingent Consideration Payable	—	—	(41,943)	(41,943)
Warrant Liability	—	—	(4,520)	(4,520)
	$202,431	$—	$2,957	$205,388

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

The below table presents revenues by type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues, Net of Discounts
Retail	$205,441	$199,632	$582,363	$564,951
Consumer Packaged Goods	150,425	127,676	412,096	368,692
Intersegment Eliminations	(80,468)	(66,114)	(218,137)	(175,538)
Total Revenues, Net of Discounts	$275,398	$261,194	$776,322	$758,105
Depreciation and Amortization
Retail	$9,598	$9,921	$27,539	$29,881
Consumer Packaged Goods	16,030	14,597	45,824	41,825
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$25,628	$24,518	$73,363	$71,706
Income Taxes
Retail	$18,551	$18,589	$50,890	$58,460
Consumer Packaged Goods	15,975	14,380	43,037	43,980
Intersegment Eliminations	—	—	—	—
Total Income Taxes	$34,526	$32,969	$93,927	$102,440

Goodwill assigned to the Consumer Packaged Goods segment as of September 30, 2023 and December 31, 2022 was $315,889 thousand and $315,889 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of September 30, 2023 and December 31, 2022 was $266,884 thousand and $286,922 thousand, respectively.

Goodwill assigned to the Retail segment as of September 30, 2023 and December 31, 2022 was $273,802 thousand and $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of September 30, 2023 and December 31, 2022 was $284,538 thousand and $302,597 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and nine months ended September 30, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2023 and the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 1, 2023 (the “2022 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb promotes well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while giving back to the communities in which it serves. As of September 30, 2023, Green Thumb has operations in fifteen U.S. markets, employs approximately 4,400 people and serves millions of patients and customers annually.

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

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in eighteen manufacturing facilities. This portfolio consists of stock keeping units across a range of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products (none of which are individually material to the Company). These Consumer Packaged Goods products are sold in retail stores throughout the U.S. including at Green Thumb’s own RISE and other retail stores.

Green Thumb owns and operates a national cannabis retail chain called RISE that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns retail stores under other names, primarily where naming is subject to licensing or similar restrictions or in certain instances where we co-own the store. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE stores currently are located in fourteen of the states in which we operate. As of September 30, 2023, the Company had 85 open and operating retail stores. The Company’s new store opening plans is fluid, depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 and (ii) unaudited interim condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change		YTD Change
	2023	2022	2023	2022	$	%	$	%
	(in thousands, except share and per share amounts)				Increase (Decrease)
Revenues, Net of Discounts	$275,398	$261,194	$776,322	$758,105	$14,204	5%	$18,217	2%
Cost of Goods Sold, Net	(141,592)	(129,954)	(392,515)	(378,127)	11,638	9%	14,388	4%
Gross Profit	133,806	131,240	383,807	379,978	2,566	2%	3,829	1%
Expenses:
Selling, General, and Administrative	84,779	82,479	249,515	214,402	2,300	3%	35,113	16%
Total Expenses	84,779	82,479	249,515	214,402	2,300	3%	35,113	16%
Income From Operations	49,027	48,761	134,292	165,576	266	1%	(31,284)	(19)%
Total Other Income (Expense)	(3,694)	(5,644)	(6,463)	1,429	1,950	35%	(7,892)	(552)%
Income Before Provision for Income Taxes And Non-Controlling Interest	45,333	43,117	127,829	167,005	2,216	5%	(39,176)	(23)%
Provision for Income Taxes	34,526	32,969	93,927	102,440	1,557	5%	(8,513)	(8)%
Net Income Before Non-Controlling Interest	10,807	10,148	33,902	64,565	659	6%	(30,663)	(47)%
Net Income Attributable to Non-Controlling Interest	295	319	851	1,360	(24)	(8)%	(509)	(37)%
Net Income Attributable To Green Thumb Industries Inc.	$10,512	$9,829	$33,051	$63,205	$683	7%	$(30,154)	(48)%
Net Income Per Share - Basic	$0.05	$0.04	$0.14	$0.27	$0.01	25%	$(0.13)	(48)%
Net Income Per Share - Diluted	$0.05	$0.04	$0.14	$0.26	$0.01	25%	$(0.12)	(46)%
Weighted Average Number of Shares Outstanding – Basic	239,459,783	237,002,873	238,248,852	236,546,078
Weighted Average Number of Shares Outstanding – Diluted	240,289,959	237,804,799	239,827,112	237,872,595

	September 30, 2023	December 31, 2022
	(in thousands)
Total Assets	$2,499,212	$2,433,528
Long-Term Liabilities	$642,431	$621,525

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues, net of Discounts

Revenue for the three months ended September 30, 2023 was $275,398 thousand, an increase of 5% from $261,194 thousand for the three months ended September 30, 2022. The increase in revenue was largely due to legalization of adult-use sales in Maryland, which began on July 1, 2023.

The Company generated revenue from 85 retail stores during the quarter, compared to 77 in the same quarter of the prior year. During the three months ended September 30, 2023, the Company opened one retail store in Nevada, and one retail store in Florida.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended September 30, 2023 was $141,592 thousand, an increase of 9% from $129,954 thousand for the three months ended September 30, 2022, driven by increased volume from the launch of adult-use sales in Maryland as described above, and new retail store openings in Nevada and Florida.

Gross Profit

Gross profit for the three months ended September 30, 2023 was $133,806 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 49%. This is compared to gross profit for the three months ended September 30, 2022 of $131,240 thousand, or a 50% gross margin. The decrease in gross margin (percent) was primarily driven by price compression. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the three months ended September 30, 2023 were $84,779 thousand, or 31% of revenues, net of discounts, resulting in an increase of $2,300 thousand over the same period in the prior year. Total expenses for the three months ended September 30, 2022 were $82,479 thousand or 32% of revenues, net of discounts. The increase in total expense for the three months ended September 30, 2023 was attributable to an increase in retail salaries and benefits and other operational and facility expenses, mainly as a result of the legalization of adult-use sales in Maryland, which began on July 1, 2023, as well as new locations opened since September 30, 2022.

Total Other Income (Expense)

Total other income (expense) for three months ended September 30, 2023 was $(3,694) thousand, an increase of $1,950 thousand, primarily due to favorable fair value adjustments to the Company's equity investments, as well as a reduction in unfavorable fair value adjustments to the Company's warrant liability recorded during the three months ended September 30, 2023.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended September 30, 2023 was $45,333 thousand, an increase of $2,216 thousand compared to the three months ended September 30, 2022.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $7,215 thousand and $7,878 thousand in the three months ended September 30, 2023 and 2022, respectively, and other nonoperating (income) expenses, of $1,119 thousand and $3,306 thousand in the three months ended September 30, 2023 and 2022, respectively, adjusted earnings before interest, depreciation, and amortization (“EBITDA”) was $82,989 thousand and $84,463 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2023, federal and state income tax expense totaled $34,526 thousand compared to expense of $32,969 thousand for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues, net of Discounts

Revenue for the nine months ended September 30, 2023 was $776,322 thousand, an increase of 2% from $758,105 for the nine months ended September 30, 2022. The increase in revenue was largely due to legalization of adult-use sales in New Jersey, which began on April 21, 2022, legalization of adult-use sales in Maryland, which began on July 1, 2023, legalization of adult-use sales in Connecticut, which began on January 10, 2023, continued growth in existing markets, as well as revenue generated from new retail stores opened in the current period, partially offset by price compression.

The Company generated revenue from 85 retail stores during the period compared to 77 in the same period of the prior year. During the nine months ended September 30, 2023, the Company opened two retail stores in Pennsylvania, two retail stores in Virginia, one retail store in Minnesota, two retail stores in Nevada, and one retail store in Florida.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the nine months ended September 30, 2023 was $392,515 thousand, an increase of 4% from $378,127 thousand for the nine months ended September 30, 2022, driven by increased volume from the launch of adult-use sales in New Jersey and Maryland as described above, and new retail store openings in Pennsylvania, Virginia, Minnesota, Nevada and Florida.

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $383,807 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 49%. This is compared to gross profit for the nine months ended September 30, 2022 of $379,978 thousand or a 50% gross margin. The decrease in gross margin (percent) was primarily driven by price compression. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the nine months ended September 30, 2023 were $249,515 thousand or 32% of revenues, net of discounts, resulting in an increase of $35,113 thousand over the same period in the prior year. Total expenses for the nine months ended September 30, 2022 were $214,402 thousand or 28% of revenues, net of discounts. Total expenses were lower in the first nine months of 2022 primarily due to favorable fair value adjustments associated with the remeasurement of the Company's contingent consideration arrangements recorded during the nine months ended September 30, 2022.

Total Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2023 was $(6,463) thousand, a decrease of $7,892 thousand over the same period in the prior year, primarily due to a one-time favorable fair value adjustment associated with the Company's acquisition of ILDISP, LLC recorded during nine months ended September 30, 2022, partially offset by an increase in capitalized interest during the nine months ended September 30, 2023.

Income (Loss) Before Provision for Income Taxes and Non-Controlling Interest

Net operating income before provision for income taxes and non-controlling interest for the nine months ended September 30, 2023 was $127,829 thousand, a decrease of $39,176 thousand compared to the nine months ended September 30, 2022.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $20,835 thousand and $19,362 thousand, and other nonoperating (income) expenses, of $6,549 thousand and $(26,405) thousand in the nine months ended September 30, 2023 and 2022, respectively, Adjusted EBITDA was $235,039 thousand and $230,239 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2023, federal and state income tax expense totaled $93,927 thousand compared to expense of $102,440 thousand for the nine months ended September 30, 2022.

Results of Operations by Segment

The following table summarizes revenues net of sales discounts by segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$205,441	$199,632	$5,809	3%
Consumer Packaged Goods	150,425	127,676	22,749	18%
Intersegment Eliminations	(80,468)	(66,114)	14,354	22%
Total Revenues, Net of Discounts	$275,398	$261,194	$14,204	5%

	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$582,363	$564,951	$17,412	3%
Consumer Packaged Goods	412,096	368,692	43,404	12%
Intersegment Eliminations	(218,137)	(175,538)	42,599	24%
Total Revenues, Net of Discounts	$776,322	$758,105	$18,217	2%

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Revenues, net of discounts, for the Retail segment were $205,441 thousand, an increase of $5,809 thousand or 3%, compared to the three months ended September 30, 2022. The increase in revenue was primarily due to the legalization of adult-use sales in Maryland, which began on July 1, 2023, partially offset by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $150,425 thousand, an increase of $22,749 thousand or 18%, compared to the three months ended September 30, 2022. The increase in Consumer Packaged Goods revenues was primarily due to the legalization of adult-use sales in Maryland, which began on July 1, 2023, as well as the legalization of adult-use sales in Connecticut, which began on January 10, 2023.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $80,468 thousand, an increase of $14,354 thousand or 22% compared to the three months ended September 30, 2022. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned retail stores primarily in Pennsylvania and Maryland. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 25% of total revenues during the three months ended September 30, 2023 as compared to 24% during the three months ended September 30, 2022.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Revenues, net of discounts for the Retail segment were $582,363, an increase of $17,412 or 3%, compared to the nine months ended September 30, 2022. The increase in Retail revenues, net of discounts, was primarily driven by the legalization of adult-use sales in New Jersey, which began on April 21, 2022, and the legalization of adult-use sales in Maryland, which began on July 1, 2023, partially offset by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $412,096 thousand, an increase of $43,404 thousand or 12%, compared to the nine months ended September 30, 2022. The increase in Consumer Packaged Goods revenues was primarily driven by the legalization of adult-use sales in New Jersey, which began on April 21, 2022, and the legalization of adult-use sales in Maryland, which began on July 1, 2023.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $218,137 thousand, an increase of $42,599 thousand or 24% compared to the nine months ended September 30, 2022. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned retail stores primarily in Pennsylvania and Maryland. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 25% of total revenues during the nine months ended September 30, 2023 as compared to 25% during the nine months ended September 30, 2022.

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

For the three and nine months ended September 30, 2023, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Colorado, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the nine months ended September 30, 2023, the Company continued to focus on creating sustainable, profitable growth of the Company’s business within its current markets while considering strategic acquisition and partnership opportunities.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of the U.S. Internal Revenue Code (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net Income Before Non-Controlling Interest	$10,807	$10,148	$33,902	$64,565
Interest Income, net	(1,576)	(1,085)	(4,838)	(2,609)
Interest Expense, net	4,639	4,644	11,324	16,113
Provision For Income Taxes	34,526	32,969	93,927	102,440
Total Other Income	631	2,085	(23)	(14,933)
Depreciation and amortization	25,628	24,518	73,363	71,706
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$74,655	$73,279	$207,655	$237,282
Stock-based compensation, non-cash	7,215	7,878	20,835	19,362
Acquisition, transaction and other non-operating (income) costs	1,119	3,306	6,549	(26,405)
Adjusted EBITDA (non-GAAP measure)	$82,989	$84,463	$235,039	$230,239

Liquidity, Financing Activities During the Period, and Capital Resources

As of September 30, 2023, and December 31, 2022, the Company had total current liabilities of $149,882 thousand and $146,571 thousand, respectively, and cash and cash equivalents of $136,842 thousand and $177,682 thousand, respectively, to meet its current obligations. The Company had working capital of $170,299 thousand as of September 30, 2023, a decrease of $34,481 thousand as compared to December 31, 2022. This decrease in working capital was primarily driven by purchases of property, plant, and equipment as well as the repurchase of 2,500,000 Subordinate Voting Shares through the Company's share repurchase program.

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

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2023 and 2022, were as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net Cash Provided by Operating Activities	$153,872	$88,220
Net Cash Used in Investing Activities	$(187,444)	$(161,168)
Net Cash Used in Financing Activities	$(7,268)	$(10,214)

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, AND ISSUER PURCHASE OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Subordinate Voting Shares

On July 10, 2023, the Company issued 792,424 Subordinate Voting Shares as contingent consideration associated with the Company's July 2021 acquisition of Dharma Pharmaceuticals, LLC.

Multiple Voting Shares

None.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
July 1, 2023 through July 31, 2023	—	$—	—	$—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023	2,500,000	9.96	2,500,000	25,110
	2,500,000	$9.96	2,500,000	$25,110

(1) On September 5, 2023, the Company announced that its Board of Directors authorized the repurchase of up to 5%, or 10,486,951, of its Subordinate Voting Shares, over a 12-month period at a cost of up to $50,000 thousand. During the month of September 2023, the Company repurchased 2,500,000 Subordinate Voting Shares at an average price of $9.96 per share.

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

Date: November 9, 2023

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: November 9, 2023