Form 10-K
period 2023-12-31
Green Thumb Industries Inc.
filed 2024-02-29
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 19, 2024, there were 211,630,766 shares of the registrant’s Subordinate Voting Shares, 37,683 shares of the registrant’s Multiple Voting Shares and 216,690 shares of the registrant’s Super Voting Shares outstanding.

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares, and Super Voting Shares (on an as converted basis, based on the closing price of these Subordinate Voting Shares on the Canadian Stock Exchange) on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, held by nonaffiliates was $1,628,045 thousand.

DOCUMENTS INCORPORATED BY REFERENCE

Part I of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant's Amendment No. 2 Registration Statement on Form S-1 (No. 333-248213) to the extent stated herein under the heading "History of the Company."

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2024 Annual General Meeting of Shareholders (the “2024 Proxy Statement”). The 2024 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2023, the end of the registrant’s fiscal year.

GREEN THUMB INDUSTRIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2023

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

PART I

ITEM 1. BUSINESS

Background

Green Thumb Industries Inc. is a reporting issuer in the United States and Canada and the Company's Subordinate Voting Shares (as hereinafter defined) are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “GTII.” The Company’s Subordinate Voting Shares are also traded in the United States on the OTCQX Best Market (the “OTCQX”) under the symbol “GTBIF.”

Originally founded in 2014, Green Thumb began operations in 2015 upon the award of a medical marijuana license for cultivation/processing and retail sale of cannabis in Illinois. The Company has since expanded its operational footprint to 14 U.S. markets, including California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. Currently, Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands, including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores (which we refer to as our Consumer Packaged Goods business). The Company also owns and operates retail cannabis stores that include a national chain called RISE Dispensaries, as well as retail stores operating under other names. Our retail stores sell a combination of our products and third-party products (which we refer to as our Retail business).

The Company, through its subsidiaries, owns state-licensed medical and/or adult-use marijuana businesses in California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. The following organizational chart describes the organizational structure of the Company as of December 31, 2023. See Exhibit 21.1 to this document for a list of subsidiaries of the Company. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted in Exhibit 21.1. In part, the complexity of our organization structure is due to state licensing requirements that mandate that we maintain the corporate identity of our operating license holders.

Green Thumb Industries Inc.
Publicly Traded Entity
GTI23, Inc.
VCP23, LLC
For Success Holding Company
TWD18, LLC
VCP IP Holdings, LLC
VCP Real Estate Holdings, LLC
Vision Management Services, LLC
GTI Core, LLC
GTI New Jersey, LLC
GreenStar Herbals, Inc.
Liberty Compassion, Inc.
RISE Holdings, Inc.
Fiorello Pharmaceuticals, Inc.
GTI-Clinic Illinois Holdings, LLC
GTI Pennsylvania, LLC
KW Ventures Holdings, LLC
GTI Ohio, LLC
GTI Rhode Island, LLC
GTI Maryland, LLC
Bluepoint Apothecary, LLC
Southern CT Wellness & Healing, LLC
Advanced Grow Labs, LLC
Dharma Pharmaceuticals, LLC
LeafLine Industries, LLC
KSGNF, LLC
GTI Nevada, LLC
Integral Associates, LLC
Integral Associates CA, LLC

The registered office of the Company is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia V6C 3R8. The headquarters is located at 325 W. Huron Street, Suite 700, Chicago, Illinois 60654.

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

Financing Activities

(i) Senior Secured Notes

On April 30, 2021, the Company closed a $216,734 thousand senior secured non-brokered private placement financing through the issuance of senior secured notes (the “April 30, 2021 Notes”) pursuant to the Second Amendment to the Note Purchase Agreement (the “Note Purchase Agreement”). The Company used the proceeds to retire the Company’s existing $105,466 thousand, senior secured notes due May 22, 2023 (the “May 22, 2019 Notes”) and the remaining proceeds for general working capital purposes as well as various growth initiatives. The April 30, 2021 Notes originally had a maturity date of April 30, 2024 and bear interest from the date of issue of 7.00% per annum, payable quarterly, with an option, at the discretion of the Company, to extend for an additional twelve months. The financing permitted the Company to borrow an additional $33,266 thousand over the next twelve months. The purchasers of the April 30, 2021 Notes also received 1,459,044 warrants (the “Warrants”), which allow the holder to purchase one Subordinate Voting Share of the Company at an exercise price of $32.68 per share, for a period of 60 months from the date of issue.

On October 15, 2021, the Company amended its existing Note Purchase Agreement with the Second Amended Note Purchase Agreement dated April 30, 2021 (the “April 30, 2021 Note Purchase Agreement”), for the purposes of borrowing an additional $33,200 thousand, as permitted under the April 30, 2021 Notes Purchase Agreement (the “Amended Notes”). The additional borrowings have terms consistent with the April 30, 2021 Notes and increased the total amount borrowed to $249,934 thousand. The purchasers of the Amended Notes received an additional 243,303 warrants which allow the holder to purchase one Subordinate Voting Share of the Company at an exercise price of $30.02 per share, for a period of 60 months from the date of issue.

On July 14, 2022, Green Thumb announced it exercised its right to extend the maturity date of the April 30, 2021 Notes by one year from April 30, 2024 to April 30, 2025. The extended maturity date did not involve any amendments to the April 30, 2021 Notes or any additional consideration to the existing lenders.

From October 19, 2023 through November 30, 2023, the Company repurchased $25,500 thousand of the April 30, 2021 Notes held by unrelated third-party lenders at 95% of their original value. In connection with the repurchase, the Company also wrote-off $350 thousand of the associated unamortized debt discount. The April 30, 2021 Notes have an outstanding principal balance of $224,934 thousand and are recorded net of debt discount, the carrying value of which was $2,775 thousand as of December 31, 2023.

(ii) Mortgage Financing Arrangement

Low Moor, Virginia Mortgage Note

On October 12, 2022, the Company entered into a construction-to-permanent financing arrangement (the “Construction Loan”) which provided funding for the construction of a CPG facility at Low Moor, Virginia in the amount of up to $31,000 thousand.

On October 23, 2023, the Construction Loan converted into a $30,998 thousand mortgage note bearing interest of 7.75% per annum, with a maturity date of October 1, 2034.

Ocala, Florida Mortgage Note

On December 7, 2023, the Company closed on a $15,000 thousand mortgage note associated with its Ocala, Florida CPG facility bearing an interest rate of 7.45% per annum, with a maturity date of December 31, 2028.

Cottage Grove, Minnesota Mortgage Note

On December 14, 2023, the Company closed on a $17,000 thousand mortgage note associated with its Cottage Grove CPG facility bearing an interest rate of 7.75% per annum, with a maturity date of January 1, 2029.

See Note 8 - Notes Payable for details.

Description of the Business

Overview of the Company

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb promotes well-being through the power of cannabis through branded consumer packaged goods and people-first retail experiences, while giving back to the communities in which it serves. As of December 31, 2023, Green Thumb has operations across fourteen U.S. markets, employs approximately 4,600 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb's own retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes and then use to produce our consumer packaged goods in twenty owned and operated manufacturing facilities. This portfolio consists of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products across a range of stock keeping units (“SKUs”) (none of which are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the thirteen U.S. markets Green Thumb operates in including Green Thumb’s own RISE Dispensaries.

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that provides educational and positive retail experiences aimed to deliver a superior level of customer service guided by our knowledgeable Personal Care Specialists while offering a high-quality assortment of cannabis products. In addition, we own stores under other names subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is derived primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (less than 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE Dispensaries currently are located in fourteen of the states in which we operate. As of December 31, 2023, the Company had 91 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, our ability to obtain local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Financial Highlights and Revenue Streams

The Company has generated revenues through its operating businesses from the manufacture, sale and distribution of branded cannabis products to third-party licensed retail customers as well as the sale of finished products to consumers in its retail stores.

The percentage of total revenue contributed by operations of the Consumer Packaged Goods segment was 25%, 25% and 31% for the years ended December 31, 2023, 2022 and 2021 respectively. The percentage of total revenue contributed by the Retail segment was 75%, 75% and 69% for the years ended December 31, 2023, 2022 and 2021, respectively. See Item 7—“Management Discussion and Analysis of Financial Conditions and Results of Operations” for details on key financial highlights.

As of the year ended December 31, 2023, Green Thumb has operating revenue in 14 markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia).

Geographic Information

Green Thumb operates in 14 U.S. states: California, Connecticut, Florida, Illinois, Maryland, Massachusetts,

Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

Our National Footprint

14 MARKETS

MN
NV
CA
IL
OH
PA
NY
VA
FL
MA
CT
NJ
MD

= CURRENT GREEN THUMB MARKETS

Product Research, Design and Development

The Company’s branded products portfolio includes SKUs across a range of product categories, including flower, pre-rolls, concentrates, vape, tinctures, edibles, topicals and other cannabis-related products. Green Thumb engages in research and development activities focused on developing new extracted or infused cannabis consumer packaged products.

Manufacturing

Our branded products are produced in manufacturing facilities across thirteen U.S. states where we cultivate, process and manufacture cannabis consumer packaged goods. Our finished goods production is manufactured by our owned production facilities.

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

Significant Customers

Customers of our Consumer Packaged Goods business include legal state-licensed cannabis stores within each U.S. state in which we operate. Green Thumb is not dependent upon a single customer, or a few customers, and the loss of any one or more of our customers would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during the fiscal years ended December 31, 2023, 2022 or 2021, respectively.

Merchandise

To meet the array of unique customer needs, we offer a variety of cannabis products at each of our RISE and other retail dispensaries, totaling thousands of SKUs in managed inventory, covering a comprehensive list of packaged product categories including flower, concentrates, topicals (bath and beauty products) and edibles (confection and snacks).

We leverage our own retail channel, RISE, and our other stores to distribute our branded product portfolio, such as &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM.

All products we sell have passed state-mandated third party testing as required by applicable law to help assure that they do not contain impermissible levels of toxins, microbials or other harmful substances, and that they meet the Company's vendor requirements for quality assurance and reliability. Products are inventoried in a comprehensive seed-to-sale tracking software to minimize product slippage and inventory deviation.

Omnichannel Distribution

Our primary retail presence is traditional brick and mortar. However, as regulations allow, we expect to continue to expand our e-commerce, in-store guest pick-up and direct to consumer delivery capabilities as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.

Intellectual Property – Patents and Trademarks

We believe that brand protection is critical to our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names (e.g., Green Thumb and RISE), our consumer packaged goods (e.g., &Shine, Beboe, Dogwalkers, Dr. Solomon's, Good Green, incredibles & RYTHM) and certain patentable goods and services. The U.S. trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the federal level under the Controlled Substances Act (21 U.S.C. § 811), we are not able to protect all our intellectual property at the federal level; therefore, we currently seek trademark protections at the state level where commercially feasible. Nonetheless, our success depends upon other areas of our business such as product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets. The Company also licenses certain intellectual property to and from third parties for the manufacture and sale of consumer products.

As the Company became licensed to cultivate cannabis, we have developed proprietary cultivation techniques. The Company has also developed certain proprietary intellectual property for operating hydrocarbon extraction, carbon dioxide extraction, ethanol extraction and solventless extraction, including production best practices, procedures and methods. This requires specialized skills in cultivation, extraction and refining.

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

The Company has successfully registered over 100 trademarks across the United States as well as internationally and has additional trademark applications pending. The Company anticipates feedback on outstanding submitted applications on a rolling basis. As such, the Company will continue to rely on common law protection for these brands during the trademark registration process. Moreover, the Company will proactively seek intellectual property protection for brand expansions in current markets as well as any new market expansion. For additional details on the risks associated with the lack of trademark protection, see Item 1A—“Risk Factors” with respect to intellectual property.

Joint Ventures

We utilize joint ventures and make equity investments in non-affiliated third parties to both comply with state regulatory requirements in certain states and advance our mission to promote a more equitable, diverse cannabis industry. Partnering with one or more non-affiliated third parties provides the Company with the opportunity to mitigate certain operational and financial risks while ensuring continued compliance with the applicable regulatory guidelines. As of December 31, 2023, the Company holds minority interests in several non-affiliated third parties for the operation of dispensaries in Connecticut and Massachusetts, as well as the production, distribution and development of various products. None of these investments or ventures are material to the Company.

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

Human Capital Management

As of December 31, 2023, Green Thumb employs approximately 4,600 team members including corporate, retail and cultivation and processing, both full- and part-time employees, and including but not limited to: finance and accounting, legal and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, real estate, information technology and human resources. We offer a comprehensive package of company-sponsored benefits to our team. Eligibility depends on the full-time or part-time status, employee location and other factors, and benefits include participation in a 401(k) retirement savings plan, medical and dental plans, disability insurance, employee assistance programs and life insurance. Additionally, we believe in aligned incentives and use our employee stock and incentive plan for a competitive total rewards program.

Our employees are split across the Company as follows:

Corporate:	364
Retail:	2,528
Cultivation and Processing:	1,669
Total	4,561

As of December 31, 2023, approximately 575 of our employees at various cultivation and retail facilities have elected to be represented by a labor organization for purposes of collective bargaining.

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

Competitive Conditions and the Company’s Position in the Industry

Competition

The markets in which the Company distributes its products and operates retail stores are highly competitive. Some of those markets have relatively high barriers to entry due to the licensing requirements. The Company competes directly with other cannabis producers and retailers, some of which operate only in a specific market and some of which operate across several U.S. markets. More broadly, Green Thumb views manufacturers of other consumer products, such as those in the pharmaceuticals; alcohol; tobacco; consumable hemp, including consumable hemp-derived THC variants such as Delta-8 THC and, Delta-9 THC (“psychoactive hemp-based products”); health and beauty; and functional wellness industries, as potential competitors. Product quality, performance, new product innovation and development, packaging, customer experience and consumer price/value are important differentiating factors.

The Company faces competition from other companies that may have a longer operating history, a higher capitalization, additional financial resources, more manufacturing and marketing experience, greater access to public equity and debt markets and more experienced management than the Company. Increased competition by larger and better financed competitors could materially affect the business, financial condition and results of operations of the Company. Some of the manufacturing and retail competitors in our markets consist of localized businesses (i.e. doing business in only a single state market). There are also multistate operators with whom the Company competes directly in several of the Company’s operating markets. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter those markets through acquisitions are also part of the competitive landscape. Similarly, as the Company executes its national U.S. growth strategy, operators in any state markets we may enter in the future will inevitably become direct competitors.

Because of the early stage of the industry in which the Company operates, the Company faces additional competition from new entrants. If the number of consumers of medical and adult-use cannabis in the states in which the Company operates its business increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing quantity and variety of diversified products. To remain competitive, the Company will require a continued high level of investment in research and development, marketing, sales and client support. The Company may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of its operations.

In addition, the Company experiences significant competition for its products from illicit operators who are not licensed pursuant to their state’s cannabis laws and regulations. Moreover, markets across the United States have seen the widespread proliferation of psychoactive hemp-based products. Most psychoactive hemp-based products on the market are derived from the chemical conversion of hemp-derived CBD. These products are marketed in a legal grey area due to ambiguities created in the 2018 Farm Bill (the “Farm Bill”) that effectively legalized hemp (cannabis containing less than 0.3% percent THC) on a national level (“Farm Bill compliant hemp products”). These psychoactive hemp-based products, including Farm Bill compliant hemp products, are frequently not being manufactured and distributed in the U.S by state-licensed cannabis processors and dispensaries. Instead, they are being manufactured and distributed by, for example, convenience stores, gas stations, smoke shops, head shops, and the Internet. These products do not appear to be subject to the testing, packaging, labeling, licensing and other requirements applicable to the Company’s products such as seed-to-sale tracking (which makes product recalls possible) and are being sold without state-mandated cannabis excise taxes applied, thus leading to significant price differentials with the Company’s products.

Given the pricing differential, the absence of the application of Section 280E of the U.S. Internal Revenue Code, as amended (“Section 280E”), state cannabis excise taxes, the continued proliferation of unregulated psychoactive hemp-based products through unlicensed distribution points could ultimately alter certain elements of the current cannabis market in the U.S. Recently, however, several states have begun to promulgate new regulations and interpretations of existing regulations that effectively prohibit the development of these products. If this trend continues, the potential impact of psychoactive hemp-based products on the cannabis market could be blunted. Proposed federal legislation, if passed, could also severely limit or prevent altogether the proliferation of psychoactive hemp-based products.

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

On January 4, 2018, then U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. Despite its rescission, federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide. Attorney General Merrick Garland stated during his congressional testimony in February 2021, that the Justice Department would not pursue cases against Americans complying with laws of the states that have legalized and are regulating cannabis. In October 2022, President Joseph R. Biden, announced that cannabis scheduling under federal law would be reviewed, noting that cannabis is scheduled as more dangerous than fentanyl and methamphetamine, two substances that are driving an overdose epidemic in the country. In October 2022, President Biden also announced a mass pardon of persons who had been convicted of simple marijuana possession under federal law. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis.

On August 29, 2023, and in response to President Biden’s directive to review cannabis’s scheduling, the Department of Health and Human Services (“HHS”) formally presented its recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be rescheduled to Schedule III from Schedule I. Section 280E does not apply to those trafficking in Schedule III controlled substances. The DEA, which has final jurisdiction over scheduling decisions, has yet to complete its review of HHS’s recommendation. In December, President Biden built on his previous mass pardon by issuing a presidential proclamation, broadening it to cover convictions for attempted possession of cannabis, as well as convictions under the Code of the District of Columbia and violations of the Code of Federal Regulations.

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

•
The cannabis-related activities adhere to the scope of the licensing obtained - for example, in states where only medical cannabis is permitted, the products are only sold to patients who hold the appropriate medical licensing to permit the possession of the cannabis; in states where cannabis is permitted for adult-use, the products are only sold to individuals who meet the requisite age requirements;

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

There have been efforts at reforming federal cannabis law. As of December 31, 2023, there were more than a dozen proposed congressional bills addressing a myriad of issues regarding the cannabis industry, from banking and tax reform to full legalization. However, none have passed into law.

There does exist a legislative safeguard for the medical cannabis industry, appended to the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal law against regulated medical cannabis actors operating in compliance with state and local law. On December 29, 2022, the amendment was renewed as part of the Consolidated Appropriations Acts of 2023, H.R. 2617, which was effective through September 30, 2023. The amendment has since been extended by Continuing Resolutions until February 2, 2024.

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

On March 7, 2019, Democratic U.S. representative Ed Perlmutter of Colorado introduced the SAFE Banking Act, which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill passed with strong bipartisan support in the House of Representatives on September 25, 2019. The House passed the SAFE Banking Act numerous times since then, but it has not passed in the U.S. Senate. On September 27, 2023, the Senate Banking Committee did pass the SAFER Banking Act on a bipartisan vote of 14-9. While the bill has yet to be brought to the Senate floor, the committee vote represents the first occasion a Senate Committee has successfully passed cannabis banking legislation. The bill faces an uncertain future in the current U.S. House of Representatives.

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

As of December 31, 2023, 38 states (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia), have legalized the cultivation and sale of cannabis for medical purposes. In 24 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale.

Company’s Medical-Only Markets

All of the medical-only markets in which the Company does business (Florida and Pennsylvania, and until their adult-use programs launch, Ohio, Minnesota and Virginia) have written regulations that impose limitations on the number of cannabis business licenses that can be awarded by the state. In each of these markets, we have a proven track record of: (i) entering the market through state-granted awards based on the merit of our application and business plans; and/or (ii) expanding market reach through accretive mergers, acquisitions, and partnership ventures. Each medical use market that also has a legal adult-use market (including Illinois, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey, New York and Rhode Island) has regulations specifying which medical conditions qualify a patient for a license to purchase cannabis, and generally require the approval from a physician. Ohio, Minnesota and Virginia have also legalized adult-use cannabis, but have not fully launched their adult-use programs. Ohio adult use sales are expected to begin in Q4 2024. Minnesota adult use sales are expected to begin in Q1 2025. In Virginia, there is currently no date for the start of adult-use retail sales.

Company’s Adult-Use Markets

The Company has adult-use operations in California, Connecticut, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York and Rhode Island. Many of the adult-use markets in which the Company operates have fewer barriers to entry and more closely reflect free market dynamics typically seen in mature retail and manufacturing industries. The growth of these markets poses a risk of increased competition. However, management views the Company’s market share as less at risk than operators without a current operating footprint due to our established brand recognition and supply and distribution chains. Purchasers of adult-use cannabis generally are subject to higher sales taxes than those that apply to purchasers who are authorized for medical purposes. However, anecdotal evidence suggests that some consumers who meet the criteria to apply for medical licenses make adult-use purchases and avoid pursuing a state’s medical registration/qualification process.

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

Each state in which we operate specifies the types of cannabis licenses that are required for the various activities in which we engage. There are three primary types of licenses: cultivation, processing, and retail/dispensary. Cultivation licenses generally permit the holder to acquire and cultivate cannabis and sell that cannabis to dispensaries or processors. Some states allow cultivation license holders to process cannabis into cannabis-infused products as well, while other states require a separate processing license for this activity. Retail dispensary licenses permit the holder to purchase cannabis from cultivation or processing facilities and sell those products to individuals approved under their state’s medical cannabis program or, where adult-use is permitted, to adults over the age of 21. Some states require a separate license for each activity, while others issue a single vertically integrated license that allows the holder to cultivate, process, and sell cannabis.

Below is a summary overview of the regulatory and competitive frameworks in each of our operating markets.

California

California was the first state to legalize medical cannabis through Proposition 215, the Compassionate Use Act of 1996.

In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act. In November 2016, voters in California overwhelmingly passed Proposition 64, the Adult-Use of Marijuana Act creating an adult-use cannabis program for adults 21 years of age or older. The Medicinal and Adult-Use Cannabis Regulation and Safety Act, which provides for a single set of regulations to govern a medical and adult-use licensing went into effect on January 1, 2018.

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

Connecticut

Connecticut’s medical cannabis program was introduced in May 2012 when the General Assembly passed legislation PA 12-55 “An Act Concerning the Palliative Use of Marijuana,” providing for the use of cannabis in the state by approved patients with written consent from a physician or advanced practice nurse. In June 2021, PA 21-1 was signed into law, legalizing adult-use cannabis as of July 1, 2021. On July 1, 2021, PA 21-1 went into effect, allowing for the purchase and use of cannabis by any adult over the age of 21. The first adult-use sales in the state began in January 2023.

Connecticut Licenses and Regulations

The Connecticut Department of Consumer Protection has issued regulations regarding the Medical Marijuana and Adult-use Programs in Connecticut.

There are two principal medical cannabis license categories in Connecticut: (1) cultivation/processing and (2) dispensary. We are licensed to operate one hybrid adult-use/medical cannabis cultivation/processing facility two medical cannabis dispensaries and one hybrid adult-use/medical cannabis dispensary. All licenses are, as of the date hereof, active with the State of Connecticut. Each facility licensee is independently issued.

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

Florida Licenses and Regulations

There is one principal license category in Florida: the vertically-integrated Medical Marijuana Treatment Centers (“MMTC”) license. Licenses are issued by the Florida Department of Health, Office of Medical Marijuana Use, and license holders can only own one license. There is no limit on the number of facilities that can be operated under an MMTC license. We currently are approved to operate two medical cannabis cultivation/processing facilities and fourteen medical cannabis dispensaries under our single MMTC license. All operating facilities are, as of the date hereof, active with the State of Florida.

As our operations in Florida are vertically-integrated, we are able to cultivate, harvest, process and sell/dispense/deliver our own medical cannabis products.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Florida.

Illinois

In 2013, the Illinois General Assembly passed the Compassionate Use of Medical Cannabis Pilot Program Act, which went into effect on January 1, 2014, allowing the use of cannabis in the state by approved patients with written medical consent. In June 2019, the Governor signed the Cannabis Regulation and Tax Act, legalizing cannabis for adult-use and the law went into effect on June 25, 2019. Adult-use sales of cannabis began in the state on January 1, 2020.

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

Maryland

In 2014, the Maryland legislature passed HB 881/SB 923, establishing a comprehensive medical cannabis program and the program became operational on December 1, 2017. The Maryland Medical Cannabis Commission regulates the state program, which allows the use of cannabis in the state by approved patients with written medical consent.

In November 2022, a ballot question passed legalizing possession of up to 1.5 ounces of cannabis and home cultivation of up to two plants beginning July 1, 2023. On May 3, 2023, Maryland Governor Moore signed the Cannabis Reform Act, authorizing existing medical dispensaries to transition their licenses into dual medical and adult-use sales by July 1, 2023. The legislation also established the Maryland Cannabis Administration to oversee and regulate Maryland’s cannabis program and to issue additional grower, processor, and dispensary licenses, and newly created micro-grower, micro-processor, micro-dispensary, incubator, and on-site consumption licenses over two licensing application rounds. Adult-use sales in Maryland began on July 1, 2023.

Maryland Licenses and Regulations

There are three principal license categories in Maryland as of January 2023: (1) cultivation, (2) processing and (3) dispensary. There is generally no distinction between medical and adult-use licenses. We own one cultivation license, one processing license and four retail dispensaries. All licenses are, as of the date hereof, active with the State of Maryland. The licenses are independently issued for each approved activity.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Maryland.

Massachusetts

Massachusetts legalized medical cannabis when voters passed a ballot initiative in 2012. The law took effect on January 1, 2013. Adult-use cannabis became legal in Massachusetts as of December 15, 2016, following a ballot initiative in November 2016. In September 2017, the Cannabis Control Commission was established to regulate medical and adult-use of cannabis in the state.

Massachusetts Licenses and Regulations

On the medical side, there is one principal license category in Massachusetts: a vertically integrated Medical Marijuana Treatment Center (“MTC”) license. MTCs grow, process and dispense their own cannabis. On the adult-use side, there are many license categories, but the two principal ones are Marijuana Cultivator and Marijuana Establishment (dispensary).

The Cannabis Control Commission, a regulatory body created in 2018, oversees the medical and adult-use programs, including licensing of cultivation, processing and dispensary facilities. Licensed medical dispensaries are given priority status in adult-use licensing.

We have two MTCs in Massachusetts, which include two medical cultivation facilities and two medical retail dispensaries. We have three adult-use dispensaries and one adult-use cultivation center.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Massachusetts.

Minnesota

In 2014, Minnesota created a medical cannabis program for patients with qualifying medical conditions upon physician, physician assistant or nurse practitioner recommendation.

Minnesota License and Regulations

There is one category of licensure in Minnesota: medical cannabis manufacturer.

A medical cannabis manufacturer is an entity registered with the Commissioner of Health that can cultivate, acquire, manufacture, possess, prepare, transfer, transport, supply, and dispense medical cannabis.

The main regulatory body for cannabis is the Minnesota Department of Health, Office of Medical Cannabis.

As of December 31, 2023, we have one cultivation and processing facility and seven operating dispensaries in Minnesota.

In 2022, Minnesota made changes to a hemp statute (Minn. Stat. 151.72), permitting the sale of “low-dose” hemp derived THC products (psychoactive hemp-based products), including edibles, beverages, and topicals, in retail outlets like grocery and convenience stores upon licensure from the State. On June 6, 2023, Minnesota Governor Tim Walz signed the Minnesota Adult Use Cannabis Act creating a framework for adult-use legalization and establishing the Office of Cannabis Management (OCM), which is responsible for regulating cannabis and hemp. Retail sales of Cannabis under the adult-use statute are expected to begin in the first quarter of 2025.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Minnesota.

Nevada

Nevada became a medical cannabis state in 2001. In 2013, the Nevada legislature passed SB374, providing for state licensing of medical cannabis establishments. On November 8, 2016, Nevada voters passed NRS 435D by ballot initiative allowing for the sale of cannabis for adult-use starting on July 1, 2017. On June 12, 2019, the laws were revised, creating the Nevada Cannabis Compliance Board to oversee administration of the program. The new laws also provided that each cannabis establishment must obtain a license from its local jurisdiction as well as the state.

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

After voters approved a ballot measure in November 2019, the governor of New Jersey signed three bills into law in 2021 that establish an adult-use program for adults who are at least 21 years old. New Jersey began adult-use sales on April 1, 2022.

New Jersey Licenses and Regulations

The New Jersey Cannabis Regulatory Commission is responsible for regulating cannabis in New Jersey. License types in New Jersey include vertically integrated medical Alternative Treatment Centers and medical or adult-use cultivator, dispensary, and manufacturer licenses.

We are licensed to operate two adult-use/medical cultivation facilities, one of which is co-located with a processing facility, one retail medical cannabis dispensary and two retail adult-use/medical dispensaries in the state of New Jersey. All licenses are, as of the date hereof, active with the State of New Jersey. The licenses are independently issued for each approved activity for use at our facilities in New Jersey.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by New Jersey.

New York

In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act to provide a comprehensive, safe and effective medical cannabis program. The Compassionate Care Act provides access to the program for those who suffer from qualifying conditions and have a physician's recommendation.

In 2021, the Marijuana Regulation and Tax Act (“MRTA”) was signed into law. The MRTA legalized adult-use cannabis and established the New York Office of Cannabis Management, which continues to promulgate rules and regulations.

New York Licenses and Regulations

The Office of Cannabis Management is the regulatory agency that oversees the adult-use and medical cannabis program in New York. There is currently one principal medical license category in New York: Registered Organization (a vertically integrated license).

We hold a Registered Organization Adult-use Cultivator Processor Distributor Retail Dispensary (“ROD”) license. Under our ROD license, we operate one cultivation/manufacturing facility and five medical cannabis dispensaries. One of our medical dispensaries has co-located adult-use sales. Under the MRTA we may open an additional four medical dispensaries and we may co-locate adult-use sales at a total of three of our medical dispensaries over time. All operating facilities are, as of the date hereof, active with the State of New York.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by New York.

Ohio

House Bill 523, effective on September 8, 2016, legalized medical cannabis in Ohio. The Ohio Medical Marijuana Control Program allows people with certain medical conditions, upon the recommendation of an Ohio-licensed physician certified by the State Medical Board, to purchase and use medical cannabis.

On November 7, 2023, Ohio voters legalized adult-use cannabis by ballot measure. The new law establishes the Division of Cannabis Control within the Department of Commerce to oversee and regulate the adult-use market and requires state officials to promulgate rules creating new cannabis business applications within six months and to license existing medical cannabis businesses within nine months of enactment.

Ohio License and Regulations

There are three principal license categories in Ohio: (1) cultivation, (2) processing and (3) dispensary. We are licensed to operate one medical cannabis cultivation facility, one medical cannabis processing facility and five retail medical cannabis dispensaries in the state of Ohio, which is the statutory limit. All licenses are, as of the date hereof, active with the State of Ohio. The licenses are independently issued for each approved activity for use at our facilities in Ohio.

The three following state government agencies are responsible for the operation of Ohio’s Medical Marijuana Control Program: (1) the Ohio Department of Commerce oversees medical cannabis cultivators, processors and testing laboratories; (2) the State of Ohio Board of Pharmacy oversees medical cannabis retail dispensaries, the registration of medical cannabis patients and caregivers, the approval of new forms of medical cannabis and coordinating the Medical Marijuana Advisory Committee; and (3) the State Medical Board of Ohio certifies physicians to recommend medical cannabis and may add to the list of qualifying conditions for which medical cannabis can be recommended. The Department of Commerce's Division of Cannabis Control oversees and regulates the adult-use market.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Ohio.

Pennsylvania

The Pennsylvania medical cannabis program was signed into law on April 17, 2016, under Act 16 and provided access to state residents with qualifying conditions.

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

Rhode Island

Rhode Island legalized medical cannabis in 2006. Under this law, Rhode Island offers medical cannabis registration cards for patients with qualifying conditions and physician approval.

After a successful ballot measure, Rhode Island’s governor signed two measures into law in May of 2022 approving sales in the state for adults who are at least 21 years old. Adult-use sales commenced on December 1, 2022 for the five licensed medical cannabis compassion centers which were approved for hybrid retail licenses. These hybrid retail licenses allow the centers to sell both medical and adult-use cannabis products in retail settings.

Rhode Island Licensure and Regulations

There are two categories of medical cannabis licensure in Rhode Island: compassion center (which includes cultivation and dispensary) and cultivator. The program is overseen by the Rhode Island Department of Business Regulation, Office of Cannabis Regulation.

After the passage of Rhode Island’s adult-use law in 2022, existing operators became eligible to receive hybrid licenses, allowing them to cultivate and/or sell cannabis to adults ages 21 and over. The Cannabis Control Commission oversees the regulation, licensing enforcement and control of the medical and adult-use cannabis programs.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Rhode Island.

Virginia

In 2017, Virginia passed a law that allowed patients suffering from intractable epilepsy access to CBD or THC-A oil. In 2018, this law was significantly expanded, which allowed any medical condition to qualify with state-certified physician, nurse practitioner or physician assistant recommendation. The next year, the law was amended to allow for higher potency THC. In February 2021, cannabis was legalized for adult-use. There is currently no date for the start of adult-use retail sales.

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

We have one pharmaceutical processor permit and six dispensary permits. We have the right to open two more dispensaries pending regulatory approval.

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

Available Information

Our website address is www.gtigrows.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. We also make available through our website our Code of Ethical Business Conduct. The information provided on our website is not part of this document.

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
•
We may become subject to U.S. Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.
•
As a cannabis business, we are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.
•
We may face difficulties acquiring additional financing.
•
We lack access to U.S. bankruptcy protections.
•
We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.
•
We face intense competition.
•
We face competition from the illicit market as well as actual or purported Farm Bill compliant hemp products.
•
We are dependent on the popularity and of consumer acceptance of our brand portfolio.
•
We have limited trademark protection.
•
Cannabis businesses are subject to unfavorable U.S. tax treatment and may incur significant tax liability.
•
We are subject to proceeds of crime statutes.
•
We face exposure to fraudulent or illegal activity.
•
We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.
•
We face risks related to our products.
•
Our business is subject to the risks inherent in agricultural operations.
•
We may be adversely impacted by rising or volatile energy costs and availability.
•
We face risks related to our information technology systems and potential cyber-attacks and security breaches.
•
We rely on third-party software providers for numerous capabilities we depend upon to operate, and a disruption of one or more or more of these systems could adversely affect our business.
•
We rely on the expertise of our management team and other employees experienced in the cannabis industry, and the loss of key personnel could negatively affect our business, financial condition and results of operations.
•
We face an inherent risk of product liability and similar claims.
•
Our products may be subject to product recalls.
•
We may face unfavorable publicity or consumer perception.
•
Our voting control is concentrated.

•
Our capital structure and voting control may cause unpredictability.
•
Sales of substantial amounts of Subordinate Voting Shares by our shareholders in the public market may have an adverse effect on the market price of our Subordinate Voting Shares.

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

As of December 31, 2023, 38 states (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands, and the District of Columbia) have legalized the cultivation and sale of cannabis for medical purposes. In 24 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale. Ten of those states legalized adult-use sales within the last three years, and of those, four legalized adult-use sales in 2023.

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

Multiple states where medical and/or adult-use cannabis is legal have or are considering special taxes or fees on businesses in the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon the Company’s business, prospects, revenue, results of operation and financial condition.

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

We may become subject to U.S. Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule III controlled substance, it is possible that the FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that the FDA would require facilities where medical use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If the Company is unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have an adverse effect on the Company’s business, prospects, revenue, results of operation and financial condition.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The Bureau of Alcohol, Tobacco, Firearms and Explosives may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products.

As a cannabis business, we are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.

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

In the United States, the “SAFE Banking Act” which has been passed by the U.S. House of Representatives seven times, most recently on July 14, 2022 as an amendment to the National Defense Authorization Act, would grant banks and other financial institutions immunity from federal criminal prosecution for servicing Marijuana-Related Businesses if the underlying cannabis business follows state law. However, while the U.S. Senate Banking Committee passed the “SAFER Banking Act” on a bipartisan vote of 14-9 in September 2023, that bill has yet to be brought to the U.S. Senate floor and faces an uncertain future in the U.S. House of Representatives. There can be no assurance that it will be passed as presently proposed or at all.

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

We may require equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions and/or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. Our inability to raise financing through traditional banking to fund on-going operations, capital expenditures or acquisitions could limit growth and may have a material adverse effect upon the Company’s business, prospects, revenue, results of operation and financial condition.

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

A prolonged decline in the price of the Subordinate Voting Shares could result in a reduction in the liquidity of the Subordinate Voting Shares and a reduction in our ability to raise capital, if needed. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We face competition from the illicit market as well as actual or purported Farm Bill compliant hemp products.

We face and expect to continue to face competition from unregulated psychoactive hemp-based products, including actual or purported Farm Bill compliant hemp products and illicit cannabis businesses, which are unlicensed and unregulated. Psychoactive hemp-based products, including Farm Bill compliant hemp products, are generally not subject to the intensive and costly state-level regulatory regimes that medical and adult-use cannabis are subject to. These products generally are not produced in adherence with the same laws, regulations, rules, tax regimes and other restrictions that are applicable to us, which significantly reduces these producers’ costs, and may have a material adverse effect on our business. In addition, although not subject to the same quality and health and safety regulations applicable to medical and adult-use cannabis businesses, if actual or purported Farm Bill compliant hemp products cause harm to their users, that could result in a material adverse effect on the perception of cannabis use and its legality.

The competition presented by illicit cannabis businesses, and the inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed or otherwise illegal cultivation and sale of cannabis, could result in the perpetuation of the illegal market for cannabis and/or have a material adverse effect on the perception of cannabis use.

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

Certain states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that can hinder the development of the Company’s business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

We face risks related to the results of future clinical research.

Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as cannabidiol, commonly referred to as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Further, the federal illegality of cannabis and associated limits on our ability to properly fund and conduct research on cannabis and the lack of formal Food and Drug Administration oversight of cannabis, there is limited information about the long-term safety and efficacy of cannabis in it various forms, when combusted or combined with various cannabis and/or non-cannabis derived ingredients and materials or when ingested, inhaled or topically applied. Future research or oversight may reveal negative health and safety effects, which may significantly impact our reputation, operations and financial performance.

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

Cannabis businesses are subject to unfavorable U.S. tax treatment and may incur significant tax liability.

Under Section 280E, we are not allowed to take any deductions or credits for any amounts paid or incurred during the taxable year in carrying on business if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The U.S. Internal Revenue Service has applied this provision to cannabis operations, prohibiting them from deducting certain expenses associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a significant impact on the operations of cannabis companies and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses.

As a cannabis businesses, we may be subject to civil asset forfeiture.

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

We are a holding company.

We are a holding company and essentially all of our assets are the capital stock of our subsidiaries in our 14 markets, including California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. As a result, investors in the Company are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by the subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares.

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

The presence of one or more material liabilities of an acquired company that are known, but believed to be immaterial, or unknown to us at the time of acquisition could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. A strategic transaction may result in a significant change in the nature of our business, operations and strategy. In addition, we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations. These and other circumstances could also result in the impairment of goodwill and long-lived assets.

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

We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult-use cannabis with entities engaged in agriculture and real estate investment activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. In addition, in certain markets the local governments have authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities. All of these factors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect.

Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

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

Psychoactive hemp-based products are federally illegal if they exceed the limits of the Farm Bill.

Hemp-derived products that exceed the limits in the Farm Bill are federally illegal. Although currently not a material part of our business, we have begun producing, or licensing third parties to produce, Farm Bill compliant hemp products. Any products we may produce or license that are intended to be Farm Bill compliant but exceed the limits of psychoactive material allowable under the Farm Bill could subject the Company to action by regulatory authorities and/or to lawsuits by consumers, which may have a material adverse effect on the Company, including due to damage to our reputation and our ability to obtain or maintain the licenses supporting our medical and adult use cannabis businesses.

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

We may be adversely impacted by rising or volatile energy costs and availability.

The Company’s cannabis growing operations require energy supply, which makes it vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect the business of the Company and our ability to operate profitably. Further, from time to time in some markets in which we operate, our demand for energy may exceed the available supply. In limited circumstances, we have had to rely on alternative power sources such as generators to power our cultivation and processing facilities. A more prolonged disruption in our ability to maintain sufficient power to operate our facilities could result in a significant disruption of our operations, damage to our agricultural products or equipment, and result in a material adverse effect to our business.

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

We are subject to laws, rules and regulations in the United States such as the California Privacy Rights Act, which went into effect on January 1, 2023, Connecticut Personal Data Privacy and Online Monitoring Act (CPDPOMA), which went into effect July 1, 2023 and the Virginia Consumer Data Protection Act (VCDPA), which went into effect on January 1, 2023, and those of other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under applicable privacy laws, rules and regulations of other jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

We rely on third parties to provide numerous capabilities that we depend upon on to operate, and a disruption of these systems could adversely affect our business.

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

We rely on the expertise of our management team and other employees experienced in the cannabis industry, and the loss of key personnel could negatively affect our business, financial condition and results of operations.

Our success largely depends upon the continued services of our executive officers and management team members. If one or more of our executive officers or management members is unable or unwilling to continue in their present position, we may not be able to replace such individual readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers and management members and personnel with experience in the cannabis industry. We do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any key persons could adversely affect our business, financial condition and results of operations.

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

As a producer, distributor and retailer of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have failed to meet expected standards or to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. As an agricultural product, the quality of cannabis is inherently variable, and consumers may raise claims that our quality control or labeling processes have not sufficiently ensured that our grown and manufactured processes are sufficient to meet expected standards. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

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

Labor unions are working to organize workforces in the cannabis industry in general, and regulators are increasingly requiring us to enter into labor peace agreements with unions as a condition of receiving a license. Currently, under 15% of our workforce has elected to be represented by a labor organization for purposes of collective bargaining. However, it is possible that greater portions of our workforce at retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations will remain or whether we can meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

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

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example, during the COVID-19 pandemic, the U.S and other world economies experienced turmoil due to the pandemic, which resulted in global economic uncertainty, supply chain disruptions and other issues.

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

We may be required to disclose personal information of our owners, investors, officers, managers, and directors to regulators and failure to do so could endanger our ability to expand, endanger our licenses, or cause the Company to incur costs to redeem securities held by uncooperative shareholders.

Ownership in and applications for cannabis licenses can entail lengthy disclosures of personal information to the relevant regulatory authorities. The obligation often extends to all persons holding an ownership interest in the license, whether direct, indirect, present, or future, and often includes those with a mere nominal interest. Analogous disclosures are often required from persons with managerial authority or control over the licenses, as well, including officers, directors, and managers. Disclosures can include providing personal information needed to satisfy extensive criminal history reports and investigations (e.g., fingerprints, address and employment history), tax returns, social security numbers, a history of personal addresses, employment agreements, and other personal information. While some states allow exceptions for individuals with ownership in publicly traded companies like the Company, not all states provide such exceptions. If these requirements were applied to all persons with ownership in the Company, all such persons would be required to comply or the Company would risk losing the opportunity to apply for or renew the license(s), or similarly face the possibility that the license may be revoked.

We are subject to risks arising from epidemic diseases.

A public health epidemic, such as the recent COVID-19 pandemic, or the fear of a potential epidemic or pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns or other preventative measures that may be requested or mandated by governmental authorities. Although our operations continued during the COVID-19 pandemic, as the cultivation, processing and sale of cannabis products was considered an essential business by all states in which we operated with respect to all customers when shutdowns were imposed, there can be no assurances that would be the case in any future actual or anticipated epidemic disease outbreak or pandemic. Our ability to continue to operate without any significant negative operational impact from any future public health crisis will in part depend on our ability to protect our employees, customers and supply chain.

While it is not possible at this time to estimate the impact any actual or potential pandemic could have on our business, measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment or sale of our products and adversely impact our business, financial condition or results of operations. It could also affect the health and availability of our workforce at our facilities, as well as those of our suppliers, particularly those in China and India. Such an event, and any measures taken to avert significant health crises may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. Because cannabis remains federally illegal, it is possible that we would not be eligible to participate in any government relief programs (such as federal loans or access to capital) resulting from any actual or potential pandemic.

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

We face exposure to significant currency fluctuations because of our present operations in the U.S. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. All or substantially all of our revenue is earned in U.S. dollars, but our shares, and some of our warrants issued to holders of our notes are denominated in Canadian dollars which can provide variability for results of operations. We do not have currency hedging arrangements in place and there is no expectation that we will put any currency hedging arrangements in place in the future. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on our business, financial position or results of operations.

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

Sales of substantial amounts of Subordinate Voting Shares by our shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company, from time-to-time, may engage third-party consultants, legal advisors, and audit firms to evaluate and test the Company’s risk management systems and assess and remediate certain potential cybersecurity incidents, as appropriate.

Governance

As part of our enterprise risk management program, the Board of Directors (the “Board”) and Audit Committee meet with our senior management team, which includes our Chief Executive Officer, President, Chief Financial Officer, and General Counsel to address risks associated with cybersecurity threats on a regular basis. The Board and the Audit Committee receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been resolved.

Cybersecurity threats are one of the Company’s most critical risks, with our Senior Vice President -Technology assigned as the executive risk owner. Our Senior Vice President - Technology, in coordination with our senior management team, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Senior Vice President - Technology and the senior management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Board and Audit Committee, when appropriate.

Our Senior Vice President - Technology has served in various roles in information technology and information security for over 25 years. He holds undergraduate and graduate degrees in computer science and business.

During the year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

See “Item 1 A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

ITEM 2. PROPERTIES

Our headquarters is located in Chicago, IL. The following table sets forth the Company’s principal cultivation and processing properties.

Production Properties
Type	Location	Leased / Owned
West Haven Facility	West Haven, CT	Leased
Homestead Facility	Homestead, FL	Owned
Ocala Facility	Ocala, FL	Owned
Oglesby Facility	Oglesby, IL	Leased
Rock Island Facility	Rock Island, IL	Owned
Clinton Facility	Clinton, MA	Leased
Holyoke Facility	Holyoke, MA	Leased
Centreville Facility	Centreville, MD	Owned
Cottage Grove Facility	Cottage Grove, MN	Owned
Hackettstown Facility	Hackettstown, NJ	Leased
Carson City Facility	Carson City, NV	Leased
Las Vegas Facility 1	Las Vegas, NV	Owned
Las Vegas Facility 2	Las Vegas, NV	Leased
Paterson Facility	Paterson, NJ	Leased
Warwick Facility	Warwick, NY	Owned
Toledo Facility	Toledo, OH	Leased
Danville Facility	Danville, PA	Leased
Warwick Facility	Warwick, RI	Leased
Abingdon Facility	Abingdon, VA	Owned
Low Moor Facility	Low Moor, VA	Owned

In addition to the above properties, as of December 31, 2023, the Company has 91 open and operating retail stores, of which, the Company owns 14.

Properties Subject to an Encumbrance. The Company has collateralized the properties in (i) Rock Island, IL, (ii) Homestead, FL, (iii) Centreville, MD, (iv) Las Vegas, NV, (v) Low Moor, VA, (vi) Abingdon, VA, (vii) Ocala, FL, and (viii) Cottage Grove, MN. In addition, the Company has collateralized four retail stores, none of which are considered material.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Related to Contractual Obligations

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2023:

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint (the “Complaint”) against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent relating to the acquisition of Defendant by Plaintiffs. On October 18, 2023, all pending motions were withdrawn and Plaintiffs' claims were dismissed with prejudice. Accordingly, the Company reduced its loss contingency associated with the Complaint from $900 thousand as of December 31, 2022 to $0 at December 31, 2023.

At December 31, 2023 and 2022, other than as discussed above, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Price and Volume

The Subordinate Voting Shares of the Company are traded on the CSE under the symbol “GTII.”. The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.(1)

	Low Trading Price	High Trading Price	Volume
Period	(C$)	(C$)
Year Ended December 31, 2023
First Quarter (March 31, 2023)	$9.95	$12.25	21,160,377
Second Quarter (June 30, 2023)	$9.11	$11.55	25,159,806
Third Quarter (September 30, 2023)	$8.65	$16.05	32,652,396
Fourth Quarter (December 31, 2023)	$10.92	$15.82	23,126,166
Year Ended December 31, 2022
First Quarter (March 31, 2022)	$19.50	$27.12	33,236,094
Second Quarter (June 30, 2022)	$10.30	$23.90	26,657,631
Third Quarter (September 30, 2022)	$10.48	$17.78	23,496,921
Fourth Quarter (December 31, 2022)	$10.93	$21.34	39,484,018

Notes:

(1) Source: Bloomberg.

The Subordinate Voting Shares of the Company are also traded on the OTCQX under the symbol “GTBIF.”

The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.(1)

	Low Trading Price	High Trading Price	Volume
Period	($)	($)
Year Ended December 31, 2023
First Quarter (March 31, 2023)	$7.48	$9.05	27,968,283
Second Quarter (June 30, 2023)	$6.80	$8.62	18,713,212
Third Quarter (September 30, 2023)	$6.58	$11.90	26,248,320
Fourth Quarter (December 31, 2023)	$7.80	$11.70	23,904,216
Year Ended December 31, 2022
First Quarter (March 31, 2022)	$15.28	$22.67	27,366,428
Second Quarter (June 30, 2022)	$8.00	$19.09	21,710,304
Third Quarter (September 30, 2022)	$7.97	$13.69	27,751,360
Fourth Quarter (December 31, 2022)	$7.89	$15.64	39,455,514

Notes:

(1) Source: Bloomberg.

(2) Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up or mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of February 19, 2024, there are 751 holders of record of our Subordinate Voting Shares.

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

Peer Performance Table

The following graph compares the cumulative total shareholder return on Green Thumb Industries Inc. Subordinate Voting Shares for the five years ended December 31, 2023, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on December 31, 2018. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Green Thumb Industries Inc., Russell 2000 Index, and a Peer Group
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Green Thumb Industries, Inc.
Russell 2000 Index
Peer Group

	Base Period
	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Green Thumb Industries	$100	$116.58	$305.01	$266.14	$110.17	$140.03
Russell 2000	$100	$123.40	$146.44	$170.68	$134.29	$156.29
Peer Group	$100	$122.52	$243.84	$153.90	$56.70	$53.46

Below are the specific companies included in the peer group.

Peer Group Companies

- Cresco Labs Inc.	- Trulieve Cannabis Corp.
- Curaleaf Holdings, Inc	- Verano Holdings Corp.

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

Subordinate Voting Shares

Beginning on October 1, 2023 through December 31, 2023, our shareholders converted 5,000 Multiple Voting Shares into 500,000 Subordinate Voting Shares.

Multiple Voting Shares

Beginning on October 1, 2023 through December 31, 2023, our shareholders converted 5,000 Multiple Voting Shares into 500,000 Subordinate Voting Shares.

Super Voting Shares

Beginning on October 1, 2023 through December 31, 2023, our shareholders converted 5,000 Super Voting Shares into 5,000 Multiple Voting Shares.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the year ended December 31, 2023:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2023 through January 31, 2023	—	$—	—	$—
February 1, 2023 through February 28, 2023	—	—	—	—
March 1, 2023 through March 31, 2023	—	—	—	—
April 1, 2023 through April 30, 2023	—	—	—	—
May 1, 2023 through May 31, 2023	—	—	—	—
June 1, 2023 through June 30, 2023	—	—	—	—
July 1, 2023 through July 31, 2023	—	—	—	—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023	2,500,000	9.96	2,500,000	25,110
October 1, 2023 through October 31, 2023	—	—	—	—
November 1, 2023 through November 30, 2023	—	—	—	—
December 1, 2023 through December 31, 2023	1,343,125	11.14	1,343,125	10,144
	3,843,125	$10.37	3,843,125	$10,144

(1) On September 5, 2023, the Company announced that its Board of Directors authorized the repurchase of up to 5%, or 10,486,951, of its Subordinate Voting Shares, over a 12-month period at a cost of up to $50,000 thousand. Through December 31, 2023, the Company purchased a total of 3,843,125 Subordinate Voting Shares at an average price of $10.37 per share. On February 28, 2024, the Company's Board of Directors authorized an increase in its share repurchase program by $50,000 thousand, bringing the total remaining repurchase ability to approximately $60,000 thousand.

ITEM 6. RESERVED

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

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange Commission (the “SEC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the years ended December 31, 2023, 2022 and 2021. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of December 31, 2023, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,600 people and serves millions of patients and customers annually.

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

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in twenty manufacturing facilities. This portfolio consists of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products across a range of stock keeping units (“SKUs”) (none of which are individually material to the Company).

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE Dispensaries currently are located in fourteen of the states in which we operate. As of December 31, 2023, the Company had 91 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the years ended December 31, 2023, 2022, 2021 and (ii) consolidated balance sheet as of December 31, 2023 and 2022 have been derived from, and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 8 of this Annual Report on Form 10-K.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Amounts have been presented in thousands of U.S. dollars except for share and per share amounts.

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
	(in thousands, except share and per share amounts)			Increase (Decrease)
Revenues, Net of Discounts	$1,054,553	$1,017,375	$893,560	$37,178	4%	$123,815	14%
Cost of Goods Sold, Net	(528,058)	(513,412)	(401,631)	14,646	3%	111,781	28%
Gross Profit	526,495	503,963	491,929	22,532	4%	12,034	2%
Expenses:
Selling, General, and Administrative	341,863	294,396	277,087	47,467	16%	17,309	6%
Impairment of Goodwill and Intangible Assets	—	88,503	—	(88,503)	(100)%	88,503	0%
Total Expenses	341,863	382,899	277,087	(41,036)	(11)%	105,812	38%
Income From Operations	184,632	121,064	214,842	63,568	53%	(93,778)	(44)%
Total Other Expense	(28,583)	(12,632)	(9,867)	15,951	126%	2,765	28%
Income Before Provision for Income Taxes And Non-Controlling Interest	156,049	108,432	204,975	47,617	44%	(96,543)	(47)%
Provision for Income Taxes	118,630	94,777	124,612	23,853	25%	(29,835)	(24)%
Net Income Before Non-Controlling Interest	37,419	13,655	80,363	23,764	174%	(66,708)	(83)%
Net Income Attributable to Non-Controlling Interest	1,152	1,677	4,927	(525)	(31)%	(3,250)	(66)%
Net Income Attributable To Green Thumb Industries Inc.	$36,267	$11,978	$75,436	$24,289	203%	$(63,458)	(84)%
Net Income Per Share - Basic	$0.15	$0.05	$0.34	$0.10	200%	$(0.29)	(85)%
Net Income Per Share - Diluted	$0.15	$0.05	$0.33	$0.10	200%	$(0.28)	(85)%
Weighted Average Number of Shares Outstanding – Basic	237,927,867	236,713,056	223,192,326
Weighted Average Number of Shares Outstanding – Diluted	239,827,390	238,080,030	226,758,882

	December 31, 2023	December 31, 2022
	(in thousands)
Total Assets	$2,490,057	$2,433,528
Long-Term Liabilities	$660,751	$621,525

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues, Net of Discounts

Revenue for the year ended December 31, 2023 was $1,054,553 thousand, up 4% from $1,017,375 thousand for the year ended December 31, 2022. The increase in revenue was largely due to legalization of adult-use sales in New Jersey that began on April 21, 2022, Rhode Island that began on December 1, 2022, Connecticut that began on January 10, 2023 and Maryland that began on July 1, 2023, continued growth in existing markets, as well as revenue generated from new retail stores opened in the current period, partially offset by price compression.

The Company generated revenue from 91 Retail locations during the year compared to 77 in the prior year. During the year ended December 31, 2023, Retail revenue made up 75% of total revenue as compared to 75% of total revenue in 2022. Since December 31, 2022, the Company opened seven new Retail locations in Florida, two in Nevada, two in Virginia, two in Pennsylvania, one in Minnesota, and one in New York that contributed to the increase in Retail revenues. The Company also disposed of one Retail store in Massachusetts.

The key drivers for the increase in Consumer Packaged Goods revenues was the launch of adult-use sales in New Jersey, Connecticut, and Maryland, as described above as well as continued growth in existing markets partially offset by price compression. Consumer Packaged Goods revenue made up 25% of total revenues in 2023 and 2022.

Cost of Goods Sold, Net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the year ended December 31, 2023 was $528,058 thousand, up 3% from $513,412 thousand for the year ended December 31, 2022, driven by increased volume from open and operating retail stores, new retail store openings in Florida, Nevada, Virginia, Pennsylvania, Minnesota and New York, and legalization of adult-use sales in New Jersey, Rhode Island, Connecticut, and Maryland.

Gross Profit

Gross profit for the year ended December 31, 2023 was $526,495 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the year ended December 31, 2022 of $503,963 thousand, or a 50% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the year ended December 31, 2023 were $341,863 thousand or 32% of revenues, net of discounts, resulting in a decrease of $41,036 thousand compared to the prior year. Total expenses for the year ended December 31, 2022 were $382,899 thousand or 38% of revenues, net of discounts. The decrease in total expenses was primarily due to the impairment charges of $88,503 thousand associated with the Company's goodwill and intangible assets, partially offset by the impact of acquisition related non-cash credits, both recorded during the year ended December 31, 2022. The net decrease was partially offset by an increase in expense attributable to retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the launch of adult-use sales in New Jersey, Rhode Island, Connecticut and Maryland, as well as the additional stores opened during 2023.

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2023 was $(28,583) thousand, a change of $15,951 thousand, primarily due to fair value adjustments on the Company's equity investments.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31, 2023 was $156,049 thousand, an increase of $47,617 thousand compared to the year ended December 31, 2022.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $28,189 thousand and $27,140 thousand, other non-operating items of $12,228 thousand and $(21,893) thousand, and impairment of goodwill and intangible assets of $0 thousand and $88,503 thousand, Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) was $325,839 thousand and $311,478 thousand for the years ended December 31, 2023 and 2022, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2023, federal and state income tax expense totaled $118,630 thousand compared to expense of $94,777 thousand for the year ended December 31, 2022.

The net expense of $118,630 thousand for the year ended December 31, 2023 includes current tax expense of $133,073 thousand and deferred tax expense of $(14,443) thousand in the current period.

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

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2022 was $(12,632) thousand, a change of $2,765 thousand, primarily due to fair value adjustments on the Company's equity investments, partially offset by favorable fair value adjustments on the Company's warrant liability.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31, 2022 was $108,432 thousand, a decrease of $96,543 thousand compared to the year ended December 31, 2021.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $27,140 thousand and $19,600 thousand, as well as other nonoperating items of $(21,893) thousand and $4,934 thousand, and impairment of goodwill and intangible assets of $88,503 thousand and $0 thousand, Adjusted EBITDA was $311,478 thousand and $307,834 thousand for the years ended December 31, 2022 and 2021, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2022, federal and state income tax expense totaled $94,777 thousand compared to expense of $124,612 thousand for the year ended December 31, 2021.

The net expense of $94,777 thousand for the year ended December 31, 2022 includes current tax expense of $142,861 thousand and deferred tax benefit of $(48,084) thousand in the current period.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Revenues, Net of Discounts

Revenue for the year ended December 31, 2021 was $893,560 thousand, up 61% from $556,573 thousand for the year ended December 31, 2020, driven by contributions from both Retail and Consumer Packaged Goods, largely due to continued growth in Illinois and Pennsylvania. Key performance drivers for the Retail revenues in 2021 were: increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois and Pennsylvania, and new store openings including acquired stores, particularly in Massachusetts, Virginia, Rhode Island and Maryland. The Company generated revenue from 73 Retail locations during the year compared to 51 in the prior year. During the year ended December 31, 2021, Retail revenue made up 69% of total revenue as compared to 71% in 2020. Since December 31, 2020, the Company acquired one retail store in Maryland, four in Massachusetts, one in Rhode Island, one in Virginia and five in Minnesota and opened ten new Retail locations in Pennsylvania, Illinois, Massachusetts, California, New Jersey, Nevada and Virginia that contributed to the increase in Retail revenues.

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

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2021 was $(9,867) thousand, a change of $6,691 thousand, primarily due to an increase in interest expense on the Company's April 30, 2021 Notes and interest on contingent consideration associated with 2021 acquisitions.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31,2021 was $204,975 thousand, an increase of $102,044 thousand compared to the year ended December 31, 2020.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $19,600 thousand and $19,337 thousand, as well as other nonoperating items of $4,934 thousand and $1,635 thousand, Adjusted EBITDA was $307,834 thousand and $179,585 thousand for the years ended December 31, 2021 and 2020, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2021, federal and state income tax expense totaled $124,612 thousand compared to expense of $83,853 thousand for the year ended December 31, 2020.

The net expense of $124,612 thousand for the year ended December 31, 2021 includes current tax expense of $132,151 thousand and deferred tax benefit of $(7,539) thousand in the current period.

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
	(in thousands)			Increase (Decrease)
Retail	$791,480	$763,166	$614,739	$28,314	4%	$148,427	24%
Consumer Packaged Goods	559,480	495,101	467,258	64,379	13%	27,843	6%
Intersegment Eliminations	(296,407)	(240,892)	(188,437)	55,515	23%	52,455	28%
Total Revenues, Net of Discounts	$1,054,553	$1,017,375	$893,560	$37,178	4%	$123,815	14%

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Revenues, net of discounts, for the Retail segment were $791,480 thousand, an increase of $28,314 thousand or 4%, compared to the year ended December 31, 2022. The increase in revenue was largely due to legalization of adult-use sales in New Jersey, which began on April 21, 2022, Rhode Island which began on December 1, 2022, Connecticut, which began on January 10, 2023, and Maryland, which began on July 1, 2023, as well as revenue generated from new retail stores opened in the current period, partially offset by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $559,480 thousand, an increase of $64,379 thousand or 13%, compared to the year ended December 31, 2022. The increase in revenue was largely due to legalization of adult-use sales in New Jersey, Connecticut and Maryland as discussed above, partially offset by price compression.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Revenues, net of discounts, for the Retail segment were $763,166 thousand for the year ended December 31, 2022, an increase of $148,427 thousand or 24%, compared to the year ended December 31, 2021. The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use sales in New Jersey, which began on April 21, 2022, increased store traffic to Green Thumb’s open and operating retail stores, particularly in Illinois, and new store openings including acquired stores, particularly in Minnesota, Virginia and Illinois.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $495,101 thousand for the year ended December 31, 2022, an increase of $27,843 thousand or 6%, compared to the year ended December 31, 2021. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by legalization of adult-use sales in New Jersey, which began on April 21, 2022 and continued growth in Illinois and Minnesota.

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

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of Consumer Packaged Goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green incredibles, and RYTHM, primarily to third-party retail customers; and a Retail business in which it sells finished goods sourced from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the year ended December 31, 2023, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the year ended December 31, 2023, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of Internal Revenue Code of 1986, as amended (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

Non-GAAP Measures

EBITDA and Adjusted EBITDA are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net Income Before Non-Controlling Interest	$37,419	$13,655	$80,363
Interest Income, net	(6,697)	(4,070)	(1,432)
Interest Expense, net	19,073	21,201	21,976
Provision for Income Taxes	118,630	94,777	124,612
Total Other (Income) Expense	16,207	(4,499)	(10,677)
Depreciation and Amortization	100,790	96,664	68,458
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$285,422	$217,728	$283,300
Goodwill Impairment Charges	—	57,372	—
Write-off of Trade Names	—	31,131	—
Stock-based Compensation, Non-cash	28,189	27,140	19,600
Acquisition, Transaction and Other Non-operating (Income) Costs	12,228	(21,893)	4,934
Adjusted EBITDA (Non-GAAP Measure)	$325,839	$311,478	$307,834

Liquidity, Financing and Capital Resources

As of December 31, 2023 and 2022, the Company had total current liabilities of $126,050 thousand and $146,571 thousand, respectively, and cash and cash equivalents of $161,634 thousand and $177,682 thousand, respectively, to meet its current obligations. The Company had working capital of $216,712 thousand as of December 31, 2023, an increase of $11,932 thousand as compared to December 31, 2022. This increase in working capital was primarily driven by the decrease in accrued liabilities associated with ongoing construction projects during 2022 that were completed in 2023, as well as a decrease in contingent consideration payable.

The Company generates cash from its operations and deploys its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product research, design, development and marketing, as well as customer, supplier, and investor and industry relations.

Cash Flows

Cash Provided by (Used in) Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2023, 2022, and 2021, were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net Cash Provided by Operating Activities	$224,968	$158,564	$132,048
Net Cash Used in Investing Activities	$(227,908)	$(219,946)	$(280,730)
Net Cash (Used in) Provided by Financing Activities	$(13,108)	$8,644	$295,344

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2023:

	Total	2024	2025	2026	2027	2028	2029 and Thereafter
	(in thousands)
Notes Payable(a)	$224,435	$—	$224,435	$—	$—	$—	$—
Charitable Contributions	351	351	—	—	—	—	—
Mortgage Payable(b)	87,217	2,643	4,268	3,012	3,241	15,197	58,856
Interest Due on Notes Payable	20,875	15,710	5,165	—	—	—	—
Interest Due on Mortgage Payable	46,973	6,289	6,165	5,866	5,637	5,407	17,609
Operating Leases - Third-Party(c)	527,424	43,633	41,845	41,073	41,420	40,863	318,590
Operating Leases - Related Parties(c)	3,215	437	343	350	357	364	1,364
Contingent Consideration	33,250	—	33,250	—	—	—	—
Construction Commitments	7,200	7,200	—	—	—	—	—
Total as of December 31, 2023	$950,940	$76,263	$315,471	$50,301	$50,655	$61,831	$396,419

(a) - This amount excludes $2,755 thousand of unamortized debt discount as of December 31, 2023. See Note 8—Notes Payable for details.

(b) - This amount excludes $725 thousand of unamortized debt discount as of December 31, 2023. See Note 8—Notes Payable for details.

(c) - These amounts include a total of $268,878 thousand of imputed interest as of December 31, 2023 See Note 7—Leases for details.

(a) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2023:

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint (the “Complaint”) against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent relating to the acquisition of Defendant by Plaintiffs. On October 18, 2023, all pending motions were withdrawn and Plaintiffs' claims were dismissed with prejudice. Accordingly, the Company reduced its loss contingency associated with the Complaint from $900 thousand as of December 31, 2022 to $0 at December 31, 2023.

At December 31, 2023 and 2022, other than as discussed above, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). Prior to October 1, 2022, the Company had 30 reporting units for the purposes of testing goodwill. Management evaluated its existing reporting units under the accounting guidance provided in Accounting Standards Codification (“ASC”) 280 Segment Reporting, and determined that the individual components within each respective segment were economically similar and thus, aggregation of those components into two reporting units that align with our reportable segments, was applied. Subsequent to October 1, 2022, the Company aggregated each of the components into two reporting units (Retail and Consumer Packaged Goods).

As part of the Company's aggregation of the 30 reporting units that existed prior to October 1, 2022, the accounting guidance required the reporting units be tested for impairment through a Step 1 quantitative analysis.

The analysis performed included estimating the fair value of each reporting unit using both the income and market approaches. The income approach required management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and the eventual repeal of 280E. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

The determination of fair value in the quantitative assessment required the Company to make significant estimates and assumptions. These estimates and assumptions primarily included, but were not limited to: the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures.

As a result of the Company's October 1, 2022 goodwill impairment analysis, the Company determined two of the reporting units were impaired. Management continues to assess whether events or circumstances have occurred that would require additional consideration as part of the Company's goodwill impairment analysis. As of October 1, 2023, no such events or circumstances were present. See Note 5—Intangible Assets and Goodwill for additional detail.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2023. Accordingly, as of December 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by our independent registered public accounting firm, as stated in their attestation report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

ITEM 9B. OTHER INFORMATION

(b.) Rule 1065-1 Trading Plans. During the three months ended December 31, 2023, none of the Company's directors or Section 16 officers adopted or terminated a “Rule 1065-1 trading arrangement” or a “non-Rule 1065-1 trading arrangement”, as each term is defined in the Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our Code of Conduct below, the information required by this Item regarding directors and executive officers will be included in the 2024 Proxy Statement for the Company's 2024 Annual General Meeting of Shareholders (the “2024 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates and which sections are incorporated herein by reference.

We have adopted a Code Ethical Business Conduct (“Code of Conduct”) that applies to all of our directors and employees, including our chief executive officer, chief financial officer, chief accounting officer and other persons performing similar functions as well as our other executive officers. We have posted a copy of our Code of Conduct on our website at https://www.gtigrows.com/. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Investors – Leadership & Governance” section of our website at https://www.gtigrows.com/. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Executive Compensation” in the 2024 Proxy Statement and which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be included in the 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and which sections are incorporated herein by reference.

Equity Compensation Plans

Information regarding equity compensation plans will be included in the 2024 Proxy Statement under the caption “Security Based Compensation Arrangements” and which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in the 2024 Proxy Statement under the caption “Certain Relationships, Related Party Transactions and Policy Regarding Related Party Transactions” and which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services will be included in the 2024 Proxy Statement under the caption “Principal Audit Fees and Services” and which sections are incorporated herein by reference.

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

(a). INDEX TO FINANCIAL STATEMENTS

(b). EXHIBITS

A list of exhibits filed with this Annual Report on Form 10-K is included in the Exhibit Index on page E-1.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1#	Amended and Restated Articles of Green Thumb Industries Inc.
4.1#	Coattail Agreement, dated June 12, 2018, by and among the Shareholders, Green Thumb Industries Inc. and Odyssey Trust Company.
4.2	Description of Securities
10.1#	Business Combination Agreement, dated June 12, 2018, by and among Bayswater Uranium Corporation, VCP23, LLC, GTI Finco Inc., 1165318 B.C. Ltd. and GTI23, Inc.
10.2*^	Second Amendment to the Note Purchase Agreement, dated April 30, 2021, by and among the Issuers, the Purchasers and the Agents.
10.3#%	Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated June 11, 2018.
10.4#%	Amendment No. 1 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated August 30, 2019.
10.5@%	Amendment No. 2 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated April 7, 2023.
10.6≠%	Form of Notice of Option Grant (awards granted prior to April 2023).
10.7≠%	Form of Option Agreement (awards granted prior to April 2023).
10.8≠%	Form of Notice of RSU Grant and Agreement (awards granted prior to April 2023).
10.9+%	Form of Indemnification Agreement.
10.10≠%	Form of Annual Bonus Plan
10.11≠%	Form of Executive Confidentiality, Non-Compete, Non-Solicitation, Non-Disparagement and Invention Assignment Agreement (Kovler and Georgiadis).
10.12≠%	Kravitz Confidentiality, Non-Compete, Non-Solicitation and Invention Assignment Agreement.
10.13≠%	Faulkner Executive Confidentiality, Non-Compete, Non-Solicitation and Invention Assignment Agreement.
10.14@%	2023 Form of Option Grant Agreement (awards granted beginning in April 2023)
10.15@%	2023 Form of RSU Agreement (awards granted beginning in April 2023)
21.1	List of Significant Subsidiaries of Green Thumb Industries Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
^	Incorporated by reference to our Current Report on Form 8-K dated April 30, 2021 filed on May 6, 2021.
#	Incorporated by reference to our registration statement on Form 10 filed on December 20, 2019.
+	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2021.
≠	Incorporated by reference to Exhibits to our Annual Report for the year ended December 31, 2022.
@	Incorporated by reference to the applicable exhibits to our Quarterly Report for the period ended March, 31, 2023.
%	This Exhibit is a management contract or compensatory arrangement.

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/Benjamin Kovler Benjamin Kovler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2024

/s/Mathew Faulkner Mathew Faulkner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024

/s/Anthony Georgiadis Anthony Georgiadis	President and Director	February 29, 2024

/s/Wendy Berger Wendy Berger	Director	February 29, 2024

/s/Dawn Wilson Barnes Dawn Wilson Barnes	Director	February 29, 2024

/s/Jeff Goldman	Director	February 29, 2024
Jeff Goldman

/s/Ethan Nadelmann	Director	February 29, 2024
Ethan Nadelmann

/s/Richard Reisin	Director	February 29, 2024
Richard Reisin

/s/Hannah (Buchan) Ross	Director	February 29, 2024
Hannah (Buchan) Ross

S-1

Green Thumb Industries Inc.

Consolidated Balance Sheets

As of December 31, 2023 and December 31, 2022

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

	December 31,	December 31,
	2023	2022

	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$161,634	$177,682
Accounts Receivable, Net	42,975	30,975
Income Tax Receivable	—	7,473
Inventories, Net	112,970	115,675
Prepaid Expenses	19,801	13,364
Other Current Assets	5,382	6,182
Total Current Assets	342,762	351,351
Property and Equipment, Net	687,106	557,873
Right of Use Assets, Net	238,369	242,357
Investments	64,361	74,169
Investments in Associates	24,942	25,508
Note Receivable	550	—
Intangible Assets, Net	538,678	589,519
Goodwill	589,691	589,691
Deferred Tax Assets	1,041	—
Deposits and Other Assets	2,557	3,060
TOTAL ASSETS	$2,490,057	$2,433,528
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$24,495	$18,423
Accrued Liabilities	59,552	86,971
Compensation Payable	16,005	13,476
Current Portion of Notes Payable	2,996	1,037
Current Portion of Lease Liabilities	12,297	10,906
Contingent Consideration Payable	—	11,400
Income Tax Payable	10,705	4,358
Total Current Liabilities	126,050	146,571
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	249,464	249,281
Notes Payable, Net of Current Portion and Debt Discount	305,527	274,631
Contingent Consideration Payable	33,250	30,543
Warrant Liability	—	4,520
Deferred Income Taxes	72,510	62,550
TOTAL LIABILITIES	786,801	768,096
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2023: Unlimited, 209,871,792, and 209,871,792, respectively, at December 31, 2022: Unlimited, 206,991,275, and 206,991,275, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2023: Unlimited, 38,531 and 38,531, respectively, at December 31, 2022: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2023: Unlimited, 216,690 and 216,690, respectively, at December 31, 2022: Unlimited, 251,690 and 251,690, respectively)	—	—
Share Capital	1,703,852	1,663,557
Contributed Surplus	7,871	23,233
Deferred Share Issuances	12,973	36,211
Accumulated Deficit	(21,818)	(58,085)
Equity of Green Thumb Industries Inc.	1,702,878	1,664,916
Noncontrolling interests	378	516
TOTAL SHAREHOLDERS' EQUITY	1,703,256	1,665,432
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,490,057	$2,433,528

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Operations

Years Ended December 31, 2023, 2022 and 2021

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues, Net of Discounts	$1,054,553	$1,017,375	$893,560
Cost of Goods Sold, Net	(528,058)	(513,412)	(401,631)
Gross Profit	526,495	503,963	491,929
Expenses:
Selling, General, and Administrative	341,863	294,396	277,087
Impairment of Goodwill and Intangible Assets	—	88,503	—
Total Expenses	341,863	382,899	277,087
Income From Operations	184,632	121,064	214,842
Other Income (Expense):
Other Income (Expense), Net	(16,207)	4,499	10,677
Interest Income, Net	6,697	4,070	1,432
Interest Expense, Net	(19,073)	(21,201)	(21,976)
Total Other Expense	(28,583)	(12,632)	(9,867)
Income Before Provision for Income Taxes And Non-Controlling Interest	156,049	108,432	204,975
Provision For Income Taxes	118,630	94,777	124,612
Net Income Before Non-Controlling Interest	37,419	13,655	80,363
Net Income Attributable to Non-Controlling Interest	1,152	1,677	4,927
Net Income Attributable To Green Thumb Industries Inc.	$36,267	$11,978	$75,436
Net Income Per Share - Basic	$0.15	$0.05	$0.34
Net Income Per Share - Diluted	$0.15	$0.05	$0.33
Weighted Average Number of Shares Outstanding - Basic	237,927,867	236,713,056	223,192,326
Weighted average Number of Shares Outstanding - Diluted	239,827,390	238,080,030	226,758,882

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2023, 2022 and 2021

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2021	$1,048,640	$4,893	$2,587	$(145,499)	$3,537	$914,158
Issuance of shares for redemption of noncontrolling interest	4,070	(4,996)	—	—	926	—
Issuance of shares under business combinations and investments	343,281	22	—	—	—	343,303
Shares issued as contingent consideration	23,818	9,654	—	—	—	33,472
Issuance of deferred shares	—	—	37,565	—	—	37,565
Distribution of deferred shares	3,896	—	(3,890)	—	—	6
Issuance of registered shares pursuant to Form S-1	155,803	(305)	—	—	—	155,498
Exercise of options, RSUs and warrants	46,758	(32,498)	—	—	—	14,260
Stock-based compensation	—	19,600	—	—	—	19,600
Warrants and shares issued in association with note payable	271	24,875	—	—	—	25,146
Shares issued for settlement of business obligation	7,135	—	—	—	—	7,135
Distributions to limited liability company unit holders	—	—	—	—	(11,028)	(11,028)
Net income	—	—	—	75,436	4,927	80,363
Balance, December 31, 2021	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Shares issued as contingent consideration	13,111	—	—	—	—	13,111
Indemnification of deferred shares associated with post acquisition costs	—	—	(51)	—	—	(51)
Exercise of options, RSUs and warrants	11,215	(7,393)	—	—	—	3,822
Stock-based compensation	—	27,140	—	—	—	27,140
Shares issued for settlement of business obligation	1,774	(24)	—	—	—	1,750
Distributions to limited liability company unit holders	—	—	—	—	(14,879)	(14,879)
Net income	—	—	—	11,978	1,677	13,655
Balance, December 31, 2022	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2023, 2022 and 2021

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2023	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Issuance of deferred shares	20,454	—	(20,454)	—	—	—
Distribution of contingent consideration	12,524	—	—	—	—	12,524
Indemnification of deferred shares associated with post acquisition costs	—	—	(2,784)	—	—	(2,784)
Exercise of options and RSUs	7,317	(3,695)	—	—	—	3,622
Stock-based compensation	—	28,189	—	—	—	28,189
Distributions to limited liability company unit holders	—	—	—	—	(1,290)	(1,290)
Repurchase of Subordinate Voting Shares	—	(39,856)	—	—	—	(39,856)
Net income	—	—	—	36,267	1,152	37,419
Balance, December 31, 2023	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$36,267	$11,978	$75,436
Net income attributable to non-controlling interest	1,152	1,677	4,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,790	96,664	68,458
Amortization of operating lease assets	48,231	43,985	34,124
(Gain) loss on extinguishment of debt	(1,283)	—	10,645
Loss on disposal of property and equipment	3,542	383	314
Impairment of goodwill and intangible assets	—	88,503	—
Impairment of long-lived property and equipment	5,467	1,419	4,744
Loss (earnings) on equity method investments	1,166	4,259	(1,799)
Loss (gain) from lease modification	52	(3,330)	—
Deferred income taxes	8,918	(17,477)	(4,763)
Stock-based compensation	28,189	27,140	19,600
Decrease (increase) in fair value of investments	17,460	11,651	(6,377)
Increase (decrease) in fair value of contingent consideration	3,831	(29,012)	(8,273)
Decrease in fair value of warrants	(1,403)	(20,357)	(14,577)
Shares issued for settlement of business obligation	—	1,750	7,135
Gain on indemnification of deferred shares associated with post acquisition costs	(2,784)	(51)	—
Amortization of debt discount	9,718	9,174	7,235
Changes in operating assets and liabilities:
Accounts receivable, net	(12,000)	(8,841)	(158)
Inventories, net	2,615	(19,791)	(16,439)
Prepaid expenses and other current assets	(5,603)	(3,222)	(4,863)
Deposits and other assets	503	(419)	(749)
Accounts payable	6,072	3,571	(9,525)
Accrued liabilities	2,969	2,412	10,165
Operating lease liabilities	(42,721)	(38,258)	(28,597)
Income tax receivable and payable, net	13,820	(5,244)	(14,615)
NET CASH PROVIDED BY OPERATING ACTIVITIES	224,968	158,564	132,048
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(220,035)	(179,500)	(187,850)
Proceeds from disposal of property and equipment	429	869	109
Investments in securities and associates	(8,800)	(5,804)	(79,050)
Proceeds from equity investments and notes receivable	498	3,571	18,417
Settlement of acquisition consideration payable	—	(31,732)	—
Purchase of businesses, net of cash acquired	—	(7,350)	(32,356)
NET CASH USED IN INVESTING ACTIVITIES	(227,908)	(219,946)	(280,730)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	—	—	1,675
Distributions to limited liability company unit holders	(1,290)	(14,879)	(11,028)
Contributions from unconsolidated subsidiaries	—	550	—
Net proceeds from issuance of registered shares pursuant to Form S-1	—	—	155,498
Repurchase of Subordinate Voting Shares	(39,856)	—	—
Proceeds from exercise of options and RSUs	3,622	3,822	14,260
Proceeds from issuance of notes payable	49,901	20,101	208,700
Principal repayment of notes payable	(25,485)	(950)	(70,507)
Prepayment penalty and other costs associated with refinancing	—	—	(3,254)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,108)	8,644	295,344
CASH AND CASH EQUIVALENTS:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,048)	(52,738)	146,662
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	177,682	230,420	83,758
CASH AND CASH EQUIVALENTS END OF PERIOD	$161,634	$177,682	$230,420

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$20,912	$18,552	$15,311
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(30,966)	$887	$22,096
Noncash increase in right of use asset	$(7,174)	$(74,996)	$(27,035)
Noncash increase in lease liability	$7,174	$74,996	$27,035
Warrant issuance associated with note payable	$—	$—	$25,145
Mortgages associated with operating properties	$—	$7,350	$6,830
Shares issued for purchase of noncontrolling interest	$—	$2,379	$4,070
Issuance of shares associated with contingent consideration	$12,524	$13,111	$33,472
Deferred share issuances	$—	$—	$37,565
Deferred share distributions	$(20,454)	$—	$(3,890)
Issuance of shares under business combinations	$—	$1,406	$343,303
ACQUISITIONS AND DISPOSITIONS
Inventories	$(90)	$412	$9,489
Accounts receivable	—	34	527
Prepaid expenses	(16)	72	1,117
Property and equipment	(447)	738	30,789
Right of use assets	(128)	743	19,003
Identifiable Intangible assets	—	4,816	314,457
Goodwill	—	14,214	250,152
Deposits and other assets	—	12	1,031
Liabilities assumed	3	(1,222)	(13,692)
Lease liabilities	128	(743)	(19,003)
Notes Payable	—	—	(5,627)
Noncontrolling interests	—	17,735	—
Contingent liabilities	—	(200)	(98,500)
Equity interests issued	—	(3,785)	(374,244)
Fair value of previously held equity interest	—	(11,336)	—
Cash consideration payable	—	—	(32,092)
Cash consideration receivable	550	—	—
Deferred income taxes	—	1,216	(51,051)
Settlement of noncontrolling interests	—	(15,356)	—
	$—	$7,350	$32,356
ADDITIONAL SUPPLEMENTAL INFORMATION
Decrease in fair value of investments	$17,460	$22,606	$(6,377)
Increase in fair value of equity method investments	—	(10,955)	—
TOTAL DECREASE IN FAIR VALUE OF INVESTMENTS	$17,460	$11,651	$(6,377)

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

1. NATURE OF OPERATIONS

Green Thumb Industries Inc. (“Green Thumb” or the “Company”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of December 31, 2023, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,600 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters is at 325 W. Huron St., Suite 700, Chicago, IL 60654.

2. SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Preparation and Statement of Compliance

The consolidated financial statements as of December 31, 2023, 2022 and 2021 (the “Consolidated Financial Statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

(d)
Basis of Consolidation

The consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 include the accounts of the Company, its wholly-owned subsidiaries, its partially-owned subsidiaries, and those controlled by the Company by virtue of agreements, on a consolidated basis after elimination of intercompany transactions and balances.

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

The following are the Company’s wholly owned subsidiaries that are included in these consolidated financial statements as of and for the years ended December 31, 2023 and 2022:

Subsidiaries	Jurisdiction	Interest
GTI23, Inc.	Delaware	100%
VCP23, LLC	Delaware	100%
GTI Core, LLC	Delaware	100%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d) Basis of Consolidation (Continued)

The following are VCP23, LLC’s and GTI Core, LLC’s wholly owned subsidiaries and entities over which the Company has control, that are included in these consolidated financial statements for the years ended December 31, 2023:

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

(h)
Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. For the years ended December 31, 2023 and 2022 the Company recorded approximately $1,658 thousand and $928 thousand, respectively, in allowance for doubtful accounts. During the years ended December 31, 2023, 2022 and 2021, the Company recorded bad debt expense of $729 thousand, $423 thousand and $488 thousand, respectively.

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

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment charges of $5,467 thousand, $1,419 thousand and $4,744 thousand respectively, within selling, general, and administrative expenses on the consolidated statement of operations.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)
Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition and were as follows for each class of intangible asset as of December 31, 2023:

Licenses and Permits	15 years
Tradenames	5-15 years
Customer Relationships	7 years
Non-competition Agreement	5 years

Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

During the 2022 annual review, management determined that certain tradenames associated with the 2019 acquisition of Integral Associates, LLC (“Integral”) should be written-off. The Company's decisions to re-brand Essence retail stores into RISE retail locations and, discontinue production of the Desert Grown Farms brand, both acquired as part of the Integral acquisition, resulted in an impairment charge of $31,131 thousand as of the year ended December 31, 2022.

No such impairment charges were recorded during the years ended December 31, 2023 or 2021.

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

The Company applies the guidance in Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

During the years ended December 31, 2021 and 2023, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company's Step Zero analysis, no further quantitative impairment test was deemed necessary.

During 2022, the Company evaluated its existing reporting units under the accounting guidance provided in Accounting Standards Codification (“ASC”) 280, Segment Reporting, and determined that the individual components within each respective segment were economically similar and thus, aggregation of these components into two reporting units that align with our reportable segments, should be applied. Subsequent to October 1, 2022, the Company aggregated each of the components into two reporting units (Retail and Consumer Packaged Goods).

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

As a result, for the year ended December 31, 2022, the Company recognized an impairment charge of $44,392 thousand associated with its Nevada Consumer Packaged Goods operations and $12,980 thousand associated with its Nevada Retail operations as the carrying values of the reporting units exceeded the estimated fair value by such amounts. No such impairment charges were recorded for the years ended December 31, 2023 or 2021.

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

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 11—Income Taxes, the Company is subject to the limitations of Internal Revenue Code of 1986, as amended (“IRC”) Section 280E.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)
Revenue Recognition (Continued)

Revenues consist of Consumer Packaged Goods and Retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. During the years ended December 31, 2023, 2022 and 2021, sales discounts totaled $232,031 thousand, $167,288 thousand and $83,851 thousand, respectively.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

At some locations, the Company offers a loyalty reward program to its retail customers. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2023 and 2022, the loyalty liability totaled $4,839 thousand and $4,871 thousand, respectively, and is included in accrued liabilities on the consolidated balance sheets.

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

The Company recognizes compensation expense for Restricted Stock Units (“RSUs”) and options on a straight-line basis over the requisite service period of the award. Non-market vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Estimates are subsequently revised if there is any indication that the number of options expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in a prior period if share options ultimately exercised are different to that estimated on vesting.

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

For further details, see Note 14—Fair Value Measurements.

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

(t)
Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of Common Shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding Common Shares and consequently are not included in the basic earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of Common Shares outstanding to assume conversion of all dilutive potential Common Shares. The Company has three categories of potentially dilutive Common Share equivalents: RSUs, options and warrants. As of December 31, 2023, the Company had 10,071,467 options, 3,620,638 RSUs and 3,734,555 warrants outstanding. As of December 31, 2022, the Company had 9,577,947 options, 947,502 RSUs and 3,734,555 warrants outstanding. As of December 31, 2021, the Company had 5,383,275 options, 376,127 RSUs and 3,835,278 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the exercise of dilutive unvested RSUs, options, and warrants would be used to repurchase Common Shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of options and convertible debt that would increase earnings per share or decrease loss per share. For the year ended December 31, 2023, the computation of diluted earnings per share included 220,325 options, 1,679,198 RSUs and 0 warrants. For the year ended December 31, 2022, the computation of diluted earnings per share included 1,001,835 options, 243,194 RSUs and 121,945 warrants. For the year ended December 31, 2021, the computation of diluted earnings per share included 2,323,625 options, 200,732 RSUs and 1,042,199 warrants.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)
Earnings per Share (Continued)

For the years ended December 31, 2023, 2022, and 2021 the weighted average number of anti-dilutive options excluded from the computation of diluted earnings per share were 2,477,120; 1,895,273; and 626,930, respectively.

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

(v)
Foreign Currency

Assets and liabilities denominated in currencies other than Green Thumb’s functional currency are initially measured in the functional currencies at the transaction date exchange rate. Monetary assets are remeasured at the rate of exchange in effect as of the balance sheet date. Revenues and expenses are translated at the transaction date exchange rate. Foreign currency gains and losses resulting from translation are reflected in net comprehensive income (loss) for the period. During the years ended December 31, 2023, 2022, and 2021, there were no significant transactions in currencies other than US Dollars.

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

During the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment charges associated with long-lived fixed assets of $5,467 thousand, $1,419 thousand and $4,744 thousand respectively, within selling, general, and administrative expenses on the consolidated statement of operations.

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

(i)	Estimated Useful Lives and Amortization of Intangible Assets (Also see Note 5—Intangible Asset and Goodwill)

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

During the years ended December 31, 2023 and 2021, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company's Step Zero analysis, no further quantitative impairment test was deemed necessary.

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

As a result of the Company's goodwill impairment analysis, the Company determined two of the reporting units were impaired. See Note 5—Intangible Assets and Goodwill for additional detail.

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

The individual fair values attributed to the different components of a financing transaction or derivative financial instruments, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

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
(iv)
In November 2023, the FASB issued ASU No.2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to provide enhanced segment disclosures. The standard will require disclosures about significant segment expense categories and amounts for each reportable segment, for all periods presented. Additionally, the standard requires public entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. These enhanced disclosures are required for all entities on an interim and annual basis, effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

3. INVENTORIES

The Company’s inventories include the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Raw Material	$1,547	$3,070
Packaging and Miscellaneous	10,661	9,847
Work in Process	47,029	57,287
Finished Goods	57,631	49,268
Reserve for Obsolete Inventory	(3,898)	(3,797)
Total Inventories, Net	$112,970	$115,675

4. PROPERTY AND EQUIPMENT

At December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Buildings and Improvements	$353,912	$176,874
Equipment, Computers and Furniture	171,522	122,568
Leasehold Improvements	200,232	135,524
Land Improvements	1,046	847
Capitalized Interest	30,817	16,934
Total Property and Equipment	757,529	452,747
Less: Accumulated Depreciation	(127,290)	(80,702)
Property and Equipment, net	630,239	372,045
Land	33,725	29,106
Assets Under Construction	23,142	156,722
Property and Equipment, net	$687,106	$557,873

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not ready for use.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 totaled $49,949 thousand, $37,006 thousand and $23,250 thousand, respectively, of which $32,936 thousand, $24,117 thousand and $14,301 thousand, respectively, is included in cost of goods sold.

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

At December 31, 2023 and 2022, intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$157,764	$502,952	$660,716	$113,800	$546,916
Trademarks	41,511	13,378	28,133	41,511	10,486	31,025
Customer Relationships	24,438	16,927	7,511	24,438	13,435	11,003
Non-Competition Agreements	2,565	2,483	82	2,565	1,990	575
Total Intangible Assets	$729,230	$190,552	$538,678	$729,230	$139,711	$589,519

The Company recorded amortization expense for the years ended December 31, 2023, 2022 and 2021 of $50,841 thousand, $59,658 thousand and $45,208 thousand, respectively.

On an annual basis, the Company reviews the estimated useful lives, residual values and amortization methods used for each identifiable intangible asset acquired. During the 2022 annual review, management determined that certain tradenames associated with the 2019 acquisition of Integral Associates, LLC (“Integral”) should be written-off. The Company's decisions to re-brand Essence retail stores into RISE retail locations and, discontinue production of the Desert Grown Farms brand, both acquired as part of the Integral acquisition, resulted in an impairment charge of $31,131 thousand as of the year ended December 31, 2022.

No such impairment charges were recorded during the years ended December 31, 2023 or 2021.

The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2023:

Estimated Amortization
Year Ending December 31,	(in thousands)
2024	$50,392
2025	50,294
2026	47,332
2027	46,803
2028	46,803
2029 and Thereafter	297,054
$538,678

As of December 31, 2023, the weighted average amortization period remaining for intangible assets was 11.37 years.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

5. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At December 31, 2023 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Packaged Goods	Total
	(in thousands)
As of January 1, 2023	$273,802	$315,889	$589,691
As of December 31, 2023	$273,802	$315,889	$589,691

At December 31, 2022 the balances of goodwill, by segment, consisted of the following:

	Retail	Consumer Packaged Goods	Total
	(in thousands)
As of January 1, 2022	$274,811	$358,038	$632,849
Acquisition of ILDISP, LLC	4,697	—	4,697
Adjustments to Preliminary Purchase Price Allocations	7,274	2,243	9,517
Impairment of Goodwill	(12,980)	(44,392)	(57,372)
As of December 31, 2022	$273,802	$315,889	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of December 31, 2023 and 2022 respectively. Goodwill impairment charges of $- thousand and $57,372 thousand were recognized by the Company during the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2022, the Company evaluated its existing reporting units under the accounting guidance provided in ASC 280, Segment Reporting and determined that the individual components within each respective segment were economically similar and thus, aggregation of those components into two reporting units that align with our reportable segments, was applied. Beginning October 1, 2022, the Company aggregated its components into two reporting units (Retail and Consumer Packaged Goods).

As part of the Company's aggregation of the reporting units that existed prior to October 1, 2022, the accounting guidance required the reporting units be tested for impairment through a Step 1 quantitative analysis. As a result of the goodwill impairment test, the Company recognized an impairment charge of $44,392 thousand associated with its Nevada Consumer Packaged Goods operations and $12,980 thousand associated with its Nevada Retail operations as the carrying values of the reporting units exceeded the estimated fair value by such amounts. No such impairment charges were recorded for the years ended December 31, 2023 or 2021.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS

As of December 31, 2023 and 2022, the Company held various equity interests in cannabis companies as well as investments in convertible notes that had a combined fair value of $64,361 thousand and $74,169 thousand as of each period end, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments during the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Beginning	$74,169	$94,902
Additions	8,200	5,444
Disposals	(498)	(3,571)
Fair value adjustment	(17,460)	(22,606)
Transfers and other	(50)	—
Ending	$64,361	$74,169

The following table summarizes the fair value change in the Company's investments recorded during the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Equity Investments	$(20,713)	$(17,078)	$5,955
Notes	2,845	(6,192)	—
Accrued Interest of Notes	408	664	422
Net fair value (losses) gains	$(17,460)	$(22,606)	$6,377

The Company recorded fair value gains (losses) related to equity and note receivable investments within other income (expense) and accrued interest to interest income on the consolidated statements of operations.

(a) Equity Investments

For the years ended December 31, 2023 and 2022, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $2,001 thousand and $2,535 thousand, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company received proceeds from the sale of such investments of $198 thousand, $2,488 thousand and $18,417 thousand, respectively. The Company recorded net (losses) gains on the change in fair value of such investments of $(336) thousand, $(15,560) thousand and $828 thousand during the years ended December 31, 2023, 2022 and 2021, respectively, within other income (expense) on the consolidated statement of operations. These investments are classified as trading securities on the Company's consolidated balance sheet.

For the years ended December 31, 2023 and 2022, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $25,953 thousand and $40,330 thousand, respectively. There were no sales of these investments during the years ended December 31, 2023, 2022 and 2021. The Company recorded net (losses) gains on the change in fair value of such investments of $(20,377) thousand, $(1,518) thousand and $5,127 thousand during the years ended December 31, 2023, 2022 and 2021, respectively, within other income (expense) on the consolidated statement of operations. These investments are classified as trading securities on the Company's consolidated balance sheet.

See Note 14—Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

Unrealized gains (losses) recognized on equity investments held during the years ended December 31, 2023, 2022 and 2021 were $(20,660) thousand, $(16,910) thousand, and $6,377 thousand, respectively.

(b) Note Receivable Instruments

As of December 31, 2023 and 2022, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $22,214 thousand each year. There were no gains (losses) recognized on these investments during the years ended December 31, 2023 and 2021. During the year ended December 31, 2022, the Company recorded net losses on the change in fair value of such investments of $237 thousand, within other income (expense) on the consolidated statement of operations. There were no proceeds received on these investments during the years ended December 31, 2023 and 2021. During the year ended December 31, 2022, the Company received proceeds from the partial principal repayment of the note receivable of $1,083 thousand. The note receivable instruments had a stated interest rate of 13% and a maturity date of April 29, 2025. These notes did not contain conversion features and are currently classified as trading securities on the Company's consolidated balance sheet.

As of December 31, 2023 and 2022, the Company held note receivable instruments which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $14,193 thousand and $9,090 thousand, respectively, with stated interest ranging between 0.91% - 10% and terms between 15 months to five years. During the years ended December 31, 2023 and 2022, the Company recorded gain (losses) on the change in fair value of such investments of $2,845 thousand and $(5,955) thousand, respectively, within other income (expense). There were no gains (losses) recognized on these investments during the year ended December 31, 2021. The combined fair value amounts include the initial investment cost and combined contractual accrued interest of $408 thousand, $664 thousand and $422 thousand for the years ended December 31, 2023, 2022 and 2021. These notes are classified as trading securities on the Company's consolidated balance sheet.

See Note 14—Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

7. LEASES

(a) Operating Leases

The Company has operating leases for its retail stores, processing and cultivation facilities, as well as for corporate office space. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the years ended December 31, 2023, 2022 and 2021 the Company recorded operating lease expense of $48,231 thousand, $43,985 thousand and $34,124 thousand, respectively.

Other information related to operating leases as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	11.75	11.64
Weighted average discount rate	12.40%	12.42%

Maturities of lease liabilities for operating leases as of December 31, 2023 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
2024	$43,633	$437	$44,070
2025	41,845	343	42,188
2026	41,073	350	41,423
2027	41,420	357	41,777
2028	40,863	364	41,227
2029 and Thereafter	318,590	1,364	319,954
Total Lease Payments	527,424	3,215	530,639
Less: Interest	(267,672)	(1,206)	(268,878)
Present Value of Lease Liability	$259,752	$2,009	$261,761

(b) Related Party Operating Leases

Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owned the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). On December 16, 2022, the Company purchased land located at 5401 NW 44th Ave. Ocala, Florida for $5,584 thousand, excluding transaction costs, from Mosaic Real Estate Ocala, LLC. This transaction resulted in the termination of the Florida related party leasing agreement. For the years ended December 31, 2023, 2022 and 2021, the Company recorded lease expense of $553 thousand, $1,129 thousand and $1,185 thousand, respectively, associated with these leasing arrangements.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE

At December 31, 2023 and 2022, notes payable consisted of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Charitable Contributions[1]	$351	$764
Private placement debt dated April 30, 2021[2]	221,680	237,795
Mortgage notes[3]	86,492	37,109
Total notes payable	308,523	275,668
Less: current portion of notes payable	(2,996)	(1,037)
Notes payable, net of current portion	$305,527	$274,631

____________________

1 In connection with acquisitions completed in 2017 and 2019, the Company committed to provide quarterly charitable contributions of $50 thousand through October 2024 and $250 thousand per year through May 2024, respectively. The net present value of these payments has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt, as amended on October 21, 2021 (the “April 30, 2021 Notes”) were issued in an aggregate amount of $249,934 thousand with an interest rate of 7%, maturing on April 30, 2025. The outstanding principal balance of the April 30, 2021 Notes was $224,435 thousand and $249,934 thousand, and are recorded net of debt discount, the carrying value of which was $2,755 thousand and $12,139 thousand, as of December 31, 2023 and 2022, respectively.

3 The Company has issued various mortgage notes at an aggregate value of $88,785 thousand and $38,292 thousand in connection with various operating properties as of December 31, 2023 and 2022, respectively. The mortgage notes were issued at a discount, the carrying value of which was $725 thousand and $437 thousand, and are presented net of principal payments of $1,568 thousand and $746 thousand as of December 31, 2023 and 2022, respectively.These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

Annual maturities of debt related to mortgage notes for the five fiscal years subsequent to December 31, 2023 are: 2024 - $2,643 thousand; 2025 - $4,268 thousand; 2026 - $3,012 thousand; 2027 - $3,241 thousand; and 2028 - $15,197 thousand.

(a)
April 30, 2021 Private Placement Financing

On April 30, 2021, the Company closed a $249,934 thousand senior secured non-brokered private placement financing through the issuance of senior secured notes (the “April 30, 2021 Notes”). The Company used the proceeds to retire the Company’s existing $105,466 thousand, senior secured notes due May 22, 2023 (the “May 22, 2019 Notes”) and the remaining proceeds for general working capital purposes as well as various growth initiatives. The April 30, 2021 Notes originally had a maturity date of April 30, 2024 and bore interest from the date of issue of 7.00% per annum, payable quarterly. The purchasers of the April 30, 2021 Notes also received 1,459,044 warrants (the “Warrants”), which allow the holder to purchase one Subordinate Voting Share at an exercise price of $32.68 per share, for a period of 60 months from the date of issuance.

On October 15, 2021, the Company amended its existing Note Purchase Agreement with the Second Amended Note Purchase Agreement dated April 30, 2021 (the “April 30, 2021 Note Purchase Agreement”), for the purposes of borrowing an additional $33,200 thousand, as permitted under the April 30, 2021 Notes Purchase Agreement (issued as “Amended Notes”). The additional borrowings had terms consistent with the April 30, 2021 Notes and increased the total amount borrowed to $249,934 thousand. The Company used the additional proceeds for general working capital purposes as well as various growth initiatives. The purchasers of the Amended Notes received an additional 243,303 warrants which allow the holder to purchase one Subordinate Voting Share at an exercise price of $30.02 per share, for a period of 60 months from the date of issue.

The April 30, 2021 Note Purchase Agreement included certain covenants which require the Company to maintain (on a daily basis) unrestricted cash and cash equivalents in an amount greater than or equal to the amount of interest scheduled to become due in the next 365-days and to not permit the ratio of net debt to stockholders’ equity to exceed 0.6 to 1.0 as of the last day of any quarter. In addition, the Company is required to maintain a debt to EBITDA ratio of 4.5 to 1.0 as of the last day of each quarter. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE (Continued)

(a)
April 30, 2021 Private Placement Financing (Continued)

On July 14, 2022, the Company exercised its right to extend the maturity date of the Notes by one year from April 30, 2024 to April 30, 2025. The extension to the maturity date did not involve any amendment to the April 30, 2021 Notes or any additional consideration to the existing lenders.

From October 19, 2023 through November 30, 2023, the Company repurchased $25,500 thousand of the April 30, 2021 Notes held by unrelated third-party lenders at 95% of their original value. In connection with the repurchase, the Company also wrote-off $350 thousand of the associated unamortized debt discount.

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

(b)
Low Moor, Virginia Mortgage Note

On October 12, 2022, the Company entered into a construction-to-permanent financing arrangement (the “Construction Loan”) which provided funding for the construction of a CPG facility at Low Moor, Virginia in an amount up to $31,000 thousand.

On October 23, 2023, the Construction Loan converted into a $30,998 thousand mortgage note bearing interest of 7.75% per annum, with a maturity date of October 1, 2034. The mortgage includes certain covenants requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of December 31, 2023, the Company was in compliance with all covenants associated with the mortgage.

(c)
Ocala, Florida Mortgage Note

On December 7, 2023, the Company closed on a $15,000 thousand mortgage note associated with its Ocala, Florida CPG facility bearing an interest rate of 7.45% per annum, with a maturity date of December 31, 2028. The interest rate on the mortgage is subject to a compensating balance threshold, which, if the Company falls below such threshold, the lender may increase the interest rate of the mortgage to 9.45% per annum. In addition, the mortgage includes various covenants requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of December 31, 2023, the Company was in compliance with all covenants associated with the mortgage.

(d)
Cottage Grove, Minnesota Mortgage Note

On December 14, 2023, the Company closed on a $17,000 thousand mortgage note associated with its Cottage Grove CPG facility bearing an interest rate of 7.75% per annum, with a maturity date of January 1, 2029. The mortgage includes a covenant requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of December 31, 2023, the Company was in compliance with all covenants associated with the mortgage.

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

The following table summarizes the number of warrants outstanding as of December 31, 2023 and 2022:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2022	1,997,208	C$	18.03	1.50	1,737,347	$31.83	3.38
Balance as of December 31, 2023	1,997,208	C$	18.03	0.50	1,737,347	$31.83	2.38

(a)
Liability Classified Warrants Outstanding

In certain instances, the Company issued warrants with an exercise price denominated in Canadian dollars whereas the Company’s functional currency is USD. As a result, upon issuance and at each reporting date, the Company is required to classify such warrants as a liability and remeasures the fair value of the warrants using a Monte Carlo Simulation model.

The following table summarizes the fair value of the liability classified warrants at December 31, 2023 and 2022:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	December 31, 2023	December 31, 2022	Change
			(in thousands)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	$1,673	$3,125	$(1,452)
Modification Warrants Issued November 2019	C$12.04	316,947	1,151	1,139	12
Additional Modification Warrants Issued May 2020	C$14.03	73,728	293	256	37
Totals		1,997,208	$3,117	$4,520	$(1,403)

During the years ended December 31, 2023, 2022 and 2021, the Company recorded gains of $1,403 thousand, $20,357 thousand, and $14,577 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the consolidated statements of operations. As of December 31, 2023, the warrant liability was classified as a current liability and recorded within accrued liabilities on the consolidated balance sheets.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 14—Fair Value Measurements for additional details):

	December 31,	December 31,
Significant Assumptions	2023	2022
Volatility	61.76% - 74.31%	70.44% - 78.21%
Remaining Term	0.39-1.39 years	1.39 - 2.39 years
Risk Free Rate	3.91%	3.82% - 4.07%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. WARRANTS (Continued)

(b)
Equity Classified Warrants Outstanding

In certain instances, the Company issued warrants with an exercise price denominated in USD and, consequently, classified such warrants as equity. Equity classified warrants are recorded at fair value at each respective date of issuance and not remeasured on a recurring basis. Such warrants are carried at their issuance date fair value.

The following table summarizes the carrying amounts of the Company's equity classified warrants at December 31, 2023 and 2022:

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

(a)
Authorized

The Company has the following classes of share capital, with each class having no par value:

(i)
Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the year ended December 31, 2023, the shareholders of the Company converted 35,000 Multiple Voting Shares into 3,500,000 Subordinate Voting Shares.

(ii)
Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At December 31, 2023, the Company had 38,531 issued and outstanding Multiple Voting Shares, which convert into 3,853,100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the year ended December 31, 2023, the shareholders of the Company converted 35,000 Super Voting Shares into 35,000 Multiple Voting Shares and 35,000 Multiple Voting Shares into 3,500,000 Subordinate Voting Shares.

(iii)
Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for one Multiple Voting Share, which is then convertible into 100 Subordinate Voting Shares. At December 31, 2023, the Company had 216,690 issued and outstanding Super Voting Shares which convert into 21,669,000 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares. During the year ended December 31, 2023, the shareholders of the Company converted 35,000 Super Voting Shares into 35,000 Multiple Voting Shares.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2021	178,113,221	40,289	312,031
Issuance of shares under business combinations and investments	12,904,675	—	—
Distribution of contingent consideration	881,357	—	—
Distribution of deferred shares	222,467	—	—
Issuance of common shares pursuant to S-1	4,693,991	—	—
Issuance of shares for redemption of noncontrolling interests	136,075	—	—
Issuance of shares upon exercise of options and warrants	1,302,682	—	—
Issuances of shares upon vesting of RSUs	389,530	—	—
Shares issued in association with notes payable	8,514	—	—
Shares issued for settlement of business dispute	240,000	—	—
Exchange of shares	2,875,800	(1,758)	(27,000)
As at December 31, 2021	201,768,312	38,531	285,031

As at January 1, 2022	201,768,312	38,531	285,031
Issuance of shares under business combinations and investments	204,036	—	—
Distribution of contingent consideration	667,080	—	—
Issuance of shares upon exercise of options and warrants	441,454	—	—
Issuances of shares upon vesting of RSUs	433,341	—	—
Shares issued for settlement of business obligation	142,952	—	—
Exchange of shares	3,334,100	—	(33,341)
As at December 31, 2022	206,991,275	38,531	251,690

As at January 1, 2023	206,991,275	38,531	251,690
Distribution of contingent consideration	1,614,871	—	—
Distribution of deferred shares	680,089	—	—
Issuance of shares upon exercise of options	477,545	—	—
Issuances of shares upon vesting of RSUs	451,138	—	—
Repurchase of Subordinate Voting Shares	(3,843,126)	—	—
Exchange of shares	3,500,000	—	(35,000)
As at December 31, 2023	209,871,792	38,531	216,690

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

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(ii) Distribution of Contingent Consideration

Integral Associates, LLC

In connection with the Company's 2019 acquisition of Integral Associates, LLC, the purchase agreement included contingent consideration which was dependent upon the awarding of conditional and final dispensary operating licenses (“License Milestones”). During the year ended December 31, 2021, the Company issued a total of 681,364 Subordinate Voting Shares to the former owners of Integral Associates, LLC in connection with the awarding of two License Milestones. The shares had a combined fair value of $17,869 thousand, which was recorded in share capital on the consolidated balance sheet. As of December 31, 2023, any remaining License Milestones had expired.

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration of up to $65,000 thousand in Subordinate Voting Shares of Green Thumb, which was dependent upon 1) the successful opening of five retail stores in the Virginia area within the first three years of following the signing of the agreement and 2) the legal sale of adult-use cannabis in a retail store on or before January 1, 2025 (the “Recreational Sales Milestone”).

The following table provides an overview of store count, share quantities, and the fair value of shares at the issuance date:

Dharma Pharmaceuticals, LLC
Date of issuance	# of stores opened	Number of Subordinate Voting Shares issued	Fair Value in thousands
August 16, 2021	1	199,993	$5,949
February 25, 2022	2	667,080	13,111
June 1, 2023	1	822,447	6,070
July 10, 2023	1	792,424	6,454
Total	5	2,481,944	$31,584

As of December 31, 2023 and 2022, the estimated fair value of the contingent consideration associated with the acquisition of Dharma, which was valued based on a probability weighting of the potential payments, was $33,250 thousand and $41,943 thousand, respectively. As of December 31, 2022, $11,400 thousand of the total value of the contingent consideration was included within current liabilities on the Company's consolidated balance sheets. As of December 31, 2023, no portion of the contingent consideration was included within current liabilities on the Company's consolidated balance sheets.

On February 9, 2024, the Company and the former owners of Dharma agreed to amend the conditions as set forth in the original purchase agreement in relation to the Recreational Sales Milestone (the “Amended Agreement”). Under the Amended Agreement, the former owners waived their right to the Recreational Sales Milestone in exchange for the delivery of 1,250,000 Subordinate Voting Shares of Green Thumb. As a result, the Company recorded a gain of $16,810 thousand during Q1 2024 within sales general and administrative expenses on the consolidated statement of operations, representing the extinguishment of the Recreational Sales Milestone obligation less the estimated fair value of the shares under the Amended Agreement. On February 15, 2024, the Company distributed the shares to the former owners of Dharma, which had a fair market value of $17,259 thousand, which was based on the value of the shares as traded on the Canadian Securities Exchange on the date of distribution.

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

The following table summarizes the activity during the years ended December 31, 2023, 2022 and 2021:

	Related Acquisition
	For Success Holding Company	Southern CT Wellness and Healing	Liberty Compassion, Inc.	Dharma Pharmaceuticals, LLC	Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC	GreenStar Herbals, Inc.	Maryland Health and Wellness Center, Inc.	LeafLine Industries, LLC	Total

As at January 1, 2021	147,095	32,205	—	—	—	—	—	—	179,300
Issued	—	—	260,419	229,878	303,599	161,306	61,832	386,002	1,403,036
Distributed Shares	(146,315)	(32,204)	(43,948)	—	—	—	—	—	(222,467)
Cancelled Shares	(780)	(1)	—	—	—	—	—	—	(781)
Other	—	—	—	—	(38,839)	—	—	—	(38,839)
As at December 31, 2021	—	—	216,471	229,878	264,760	161,306	61,832	386,002	1,320,249

As at January 1, 2022	—	—	216,471	229,878	264,760	161,306	61,832	386,002	1,320,249
Distributed Shares	—	—	—	—	—	—	—	—	—
Cancelled Shares	—	—	—	—	—	—	—	—	—
Other	—	—	(1,703)	—	—	—	—	—	(1,703)
As at December 31, 2022	—	—	214,768	229,878	264,760	161,306	61,832	386,002	1,318,546

As at January 1, 2023	—	—	214,768	229,878	264,760	161,306	61,832	386,002	1,318,546
Distributed Shares	—	—	(214,768)	(229,878)	(12,305)	(161,306)	(61,832)	—	(680,089)
Cancelled Shares	—	—	—	—	(84,122)	—	—	—	(84,122)
Other	—	—	—	—	—	—	—	—	—
As at December 31, 2023	—	—	—	—	168,333	—	—	386,002	554,335

As of December 31, 2023 and 2022, the Company held deferred shares in the amount of $12,973 thousand and $36,211 thousand, respectively. In accordance with the relevant acquisition agreement, a portion of the outstanding deferred shares were cancelled in order to indemnify the Company for post-acquisition costs. As the cancellation of the deferred shares occurred outside of the purchase price allocation measurement period (generally one year from the acquisition date), the Company recorded a gain of $2,784 thousand within selling general and administrative expenses on the Company's consolidated statements of operations during the year ended December 31, 2023.

(iv) Issuance of Registered Shares Pursuant to S-1

On February 8, 2021, the SEC declared effective the Company's Registration Statement No. 333-248213 on Form S-1 filed on February 2, 2021. Shortly thereafter, the Company received an offer from a single institutional investor to purchase 3,122,074 of the Subordinate Voting Shares registered on the Form S-1 at a price of $32.03 per share for a total of $100,000 thousand. The transaction closed on February 9, 2021. On February 23,2021, the Company accepted additional offers to purchase a total of 1,571,917 Subordinate Voting Shares at a price of $35.50 per share, for a total of $55,803 thousand. The Company used the net proceeds from the sale of registered securities for general corporate purposes, which include capital expenditures, working capital and general and administrative expenses. The Company also used a portion of the net proceeds to acquire or invest in businesses and products that are complimentary to the Company's own businesses and products. Additionally, the Company incurred legal, audit and other professional fees of $305 thousand associated with the issuance of the registered shares. Such fees have been recorded within contributed surplus (deficit) within the Company's consolidated balance sheet.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(v) Repurchase of Subordinate Voting Shares

On September 5, 2023, the Company announced that its Board of Directors authorized the Company to repurchase up to 5%, or 10,486,951 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. Through December 31, 2023, the Company repurchased 3,843,126 Subordinate Voting Shares at an average price of $10.37 per share.

On February 28, 2024, the Company's Board of Directors authorized an increase in its share repurchase program by $50,000 thousand, bringing the total remaining repurchase ability to approximately $60,000 thousand.

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

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2022	9,577,947	$12.71	4.80	$26,961
Granted	2,451,405	7.90
Exercised	(477,545)	7.58
Forfeited	(1,480,340)	12.86
Balance as of December 31, 2023	10,071,467	$11.75	4.31	$22,442
Exercisable as of December 31, 2023	3,467,131	$7.99	2.79	$11,282

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2023 and 2022, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2023 and 2022, respectively. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the year ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Weighted average grant date fair value (per share) of stock option units granted	$4.24	$5.37	$14.47
Intrinsic value of stock option units exercised, using market price at exercise date (in thousands)	$996	$2,390	$18,142

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the options granted during the years ended December 31, 2023 and 2022, using the following ranges of assumptions:

	December 31,	December 31,
	2023	2022
Risk-free interest rate	3.06% - 4.32%	1.18% - 3.54%
Expected dividend yield	0%	0%
Expected volatility	64%	60% - 64%
Expected option life	3.5 – 4.5 years	3 – 4.5 years

As permitted under ASC 718, Stock Compensation, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of December 31, 2023 and 2022 and the changes during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2022	947,502	$17.91
Granted	3,607,667	7.87
Forfeited	(483,393)	10.39
Vested	(451,138)	15.17
Unvested Shares at December 31, 2023	3,620,638	$9.25

The following table summarizes the weighted average grant date fair value of RSUs granted and total fair value of RSUs vested for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Weighted average grant date fair value (per share) of RSUs granted	$7.87	$17.84	$27.82

The stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Stock options expense	$16,826	$19,062	$13,198
Restricted Stock Units	11,363	8,078	6,402
Total Stock Based Compensation Expense	$28,189	$27,140	$19,600

As of December 31, 2023, $40,121 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.96 years.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and the respective tax basis.

Green Thumb Industries Inc. is organized in Canada but maintains all of its operations in the United States. Due to this inverted entity structure, the Company is subject to both US and Canadian taxation.

For the years ended December 31, 2023, 2022 and 2021, income taxes expense consisted of:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$108,399	$106,425	$96,749
State	24,674	36,436	35,402
Foreign	—	—	—
Total Current	133,073	142,861	132,151
Deferred:
Federal	(10,694)	(37,362)	(6,151)
State	(3,749)	(10,722)	(1,388)
Foreign	—	—	—
Total Deferred	(14,443)	(48,084)	(7,539)
Total	$118,630	$94,777	$124,612

The difference between the income tax expense for the years ended December 31, 2023, 2022 and 2021 and the expected income taxes based on the statutory tax rate applied to earnings (loss) arises as follows:

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE (Continued)

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Income before Income Taxes	$156,049	$108,432	$204,975
Statutory Tax Rates	21%	21%	21%
Expense/(Recovery) based on Statutory Rates	32,770	22,771	43,045
State Taxes	21,514	24,077	31,476
Provision to Return Adjustment	(9,188)	499	971
Adjustments for Stock Compensation	2,082	497	(1,836)
Non-deductible Expenses	49,635	40,870	40,847
Change in State Rate Reconciliation	(27)	(127)	54
Change in Valuation Allowance	32	(25,970)	10,712
Change in Uncertain Tax Position	23,362	30,607	2,776
Other Differences	(1,550)	1,553	(3,433)
Income Tax Expense	$118,630	$94,777	$124,612

Income taxes paid for the years ended December 31, 2023, 2022 and 2021 were $99,535 thousand, $118,176 thousand and $148,104 thousand, respectively.

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

At December 31, 2023 and 2022, the components of deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Deferred Tax Assets
Operating Lease Liabilities	$58,591	$60,588
Net Operating Losses	734	1,864
163(j) Interest Limitation	7,313	7,499
Stock-based Compensation	14,166	10,646
Capitalized Inventory	7,725	5,846
Fair Value Investments	8,875	3,306
Other	7,084	5,391
Valuation Allowance	(734)	(702)
Total Deferred Tax Assets	103,754	94,438
Deferred Tax Liabilities
Operating Right of Use Assets	$(53,040)	$(56,546)
Warrant Fair Value Derivative	(5,097)	(4,804)
Intangibles	(50,594)	(52,508)
Total Deferred Tax Liabilities	(108,731)	(113,858)
Net Deferred Tax Liabilities	$(4,977)	$(19,420)

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is maintained as of December 31, 2023 and 2022 in the amount of $734 thousand and $702 thousand, respectively.

As of December 31, 2023, the Company had $2,630 thousand of gross federal net operating loss carryforwards which will not expire. Additionally, the Company had $2,108 thousand of gross state net operating loss carryforwards, if not claimed, begin to expire in 2031. The Company's evaluation concluded that the majority of the net operating losses will be realized.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
	(in thousands)
Balance at Beginning of Year	$43,130	$13,117	$10,341
Gross increases related to tax positions in a prior period	8,919	9,531	823
Gross decreases related to tax positions in a prior period	(3,193)	(1,100)	—
Gorss increases related to tax positions in the current period	17,676	21,582	6,166
Gross decreases related to tax positions in a current period	(40)	—	(4,213)
Balance at End of Year	$66,492	$43,130	$13,117

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2023, 2022 and 2021, we recognized $10,042 thousand, $3,555 thousand and $1,377 thousand of interest and penalties, respectively. As of December 31, 2023 and 2022 we have accrued for interest and penalties of $14,617 thousand and $4,575 thousand of interest and penalties, respectively. As of December 31, 2023, $5,565 thousand of unrecognized tax benefits are expected to be recovered over the next 12 months. We file income tax returns in the US, various state jurisdictions, and Canada, which jurisdictions have varying statutes of limitations. The US federal statute of limitation remains open for the 2020 tax year to the present. The state income tax returns generally remain open for the 2020 tax year through the present. Net operating loss arising prior to these years are also open to examination if and when utilized.

12. OTHER INCOME (EXPENSE)

For the years ended December 31, 2023, 2022 and 2021 other income (expense) was comprised of the following:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Fair value adjustments on equity investments	$(17,868)	$(23,270)	$5,955
Fair value adjustments on equity method investments	—	10,955	—
Gain (loss) on extinguishment of debt	1,283	—	(10,645)
Fair value adjustments on warrants issued	1,403	20,357	14,577
Earnings (loss) from equity method investments	(1,166)	(4,259)	1,799
Other	141	716	(1,009)
Total Other Income (Expense)	$(16,207)	$4,499	$10,677

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to lawsuits, investigations and other claims related to employment, commercial and other matters that arise out of operations in the normal course of business. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated, such amount is recognized in other liabilities.

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

(a)
Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of licenses and permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at December 31, 2023 and 2022, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)
Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2023:

Cresco Labs New York, LLC and Cresco Labs LLC (“Plaintiffs”) filed an amended complaint (the “Complaint”) against one of the Company’s subsidiaries, Fiorello Pharmaceuticals, Inc. (“Defendant”) on November 20, 2018, in the Supreme Court of the State of New York, alleging Defendant breached the parties’ Equity Purchase Agreement Letter of Intent relating to the acquisition of Defendant by Plaintiffs. On October 18, 2023, all pending motions were withdrawn and Plaintiffs' claims were dismissed with prejudice. Accordingly, the Company reduced its loss contingency associated with the Complaint from $900 thousand as of December 31, 2022 to $0 at December 31, 2023.

At December 31, 2023 and 2022, other than as discussed above, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)
Construction Commitments

As of December 31, 2023, the Company held approximately $7,200 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

For the Company's long-term notes payable (which consist of charitable contributions, private placement debt and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at December 31, 2023 and 2022 was $308,523 thousand and $275,668 thousand, which includes $2,996 thousand and $1,037 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements.

The following tables summarize the Company’s financial instruments which are measured at fair value as of December 31, 2023 and 2022:

	As of December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$161,634	$—	$—	$161,634
Investments	24,215	—	40,146	64,361
Contingent Consideration Payable	—	—	(33,250)	(33,250)
Warrant Liability	—	—	(3,117)	(3,117)
	$185,849	$—	$3,779	$189,628

	As of December 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$177,682	$—	$—	$177,682
Investments	24,749	—	49,420	74,169
Contingent Consideration Payable	—	—	(41,943)	(41,943)
Warrant Liability	—	—	(4,520)	(4,520)
	$202,431	$—	$2,957	$205,388

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

14. FAIR VALUE MEASUREMENTS (Continued)

(b) Remeasurement of Contingent Consideration Arrangements

The Company remeasured its contingent consideration arrangements associated with its 2021 acquisitions of Mobley Pain Management and Wellness Center LLC and Canwell Processing LLC (collectively “Summit”) and GreenStar Herbals Inc. (“GreenStar”) using Monte Carlo simulation models. During the years ended December 31, 2022 and 2021, the remeasurement resulted in a net gain of $35,200 thousand and $11,900 thousand, respectively. No gains or losses were recorded during the year ended December 31, 2023 as the liabilities were fully extinguished as of December 31, 2022. The change in the fair value of the contingent consideration was driven by a change in management's estimates and projections of the acquired entities' ability to achieve the performance targets as agreed to in the 2021 acquisition agreements along with the change in fair value of the shares to be issued.

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

The below table presents revenues by type for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues, Net of Discounts
Retail	$791,480	$763,166	$614,739
Consumer Packaged Goods	559,480	495,101	467,258
Intersegment Eliminations	(296,407)	(240,892)	(188,437)
Total Revenues, Net of Discounts	$1,054,553	$1,017,375	$893,560
Depreciation and Amortization
Retail	$37,568	$43,498	$31,619
Consumer Packaged Goods	63,222	53,166	36,839
Intersegment Eliminations	—	—	—
Total Depreciation and Amortization	$100,790	$96,664	$68,458
Income Taxes
Retail	$64,060	$53,869	$66,908
Consumer Packaged Goods	54,570	40,908	57,704
Intersegment Eliminations	—	—	—
Total Income Taxes	$118,630	$94,777	$124,612

Goodwill assigned to the Consumer Packaged Goods segment as of December 31, 2023 and 2022 was $315,889 thousand and $315,889 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of December 31, 2023 and 2022 was $260,186 thousand and $286,922 thousand, respectively.

Goodwill assigned to the Retail segment as of December 31, 2023 and 2022 was $273,802 thousand and $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of December 31, 2023 and 2022 was $278,492 thousand and $302,597 thousand, respectively.

The Company’s assets are aggregated into two reporting units (Retail and Consumer Packaged Goods) which align with our reportable segments. All revenues are derived from customers domiciled in the United States and all assets are located in the United States.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected quarterly data for 2023 and 2022. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2023
Net Sales	$248,536	$252,388	$275,398	$278,231	$1,054,553
Income from operations	44,202	41,063	49,027	50,340	184,632
Net Income attributable to Green Thumb Industries Inc.	9,139	13,400	10,512	3,216	36,267
Net Income per share – basic	0.04	0.05	0.05	0.01	0.15
Net Income per share – diluted	0.04	0.05	0.05	0.01	0.15
Weighted average number of common shares outstanding - basic	237,398,253	238,000,135	239,459,783	236,934,348	237,927,867
Weighted average number of common shares outstanding - diluted	237,686,092	238,423,288	240,289,959	239,162,831	239,827,390

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2022
Net Sales	$242,600	$254,311	$261,194	$259,270	$1,017,375
Income (loss) from operations	54,552	62,263	48,761	(44,512)	121,064
Net Income (loss) attributable to Green Thumb Industries Inc.	28,939	24,437	9,829	(51,227)	11,978
Net Income (loss) per share – basic	0.12	0.11	0.04	(0.22)	0.05
Net Income (loss) per share – diluted	0.12	0.10	0.04	(0.22)	0.05
Weighted average number of common shares outstanding - basic	235,838,947	236,783,625	237,002,873	237,208,543	236,713,056
Weighted average number of common shares outstanding - diluted	238,225,420	237,762,903	237,804,799	237,208,543	238,080,030

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Green Thumb Industries, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Green Thumb Industries, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Evaluation

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually, or more frequently if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company has recorded $590 million of goodwill as of December 31, 2023. The Company performed the optional qualitative assessment to determine whether it was more likely than not (that is a likelihood of more than 50 percent) that the fair value of the reporting units was less than their carrying amounts, including goodwill.

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
o
Management’s assessment of potential triggering events indicating potential impairment.
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

February 29, 2024