Form 10-Q
period 2024-03-31
Green Thumb Industries Inc.
filed 2024-05-09
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024 there were 212,596,691 shares of the registrant’s Subordinate Voting Shares, 37,683 shares of the registrant’s Multiple Voting Shares and 206,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms or expressions of similar meaning. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change; the Company may be subject to action by the U.S. federal government; state regulation of cannabis is uncertain; the Company may not be able to obtain or maintain necessary permits and authorizations; the Company may be subject to heightened scrutiny by Canadian regulatory authorities; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco Firearms and Explosives regulation; cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services; the Company may face difficulties acquiring additional financing; the Company lacks access to U.S. bankruptcy protections; the Company operates in a highly regulated sector and may not always succeed in complying fully with application regulatory requirements in all jurisdictions where the Company carries business; the Company faces intense competition; the Company faces competition from the illicit market as well as actual or purported Farm Bill compliant hemp products; ; the Company is dependent upon the popularity and consumer acceptance of its brand portfolio; the Company has limited trademark protection; cannabis businesses are subject to unfavorable tax treatment and may incur significant tax liability; the Company is subject to proceeds of crime statutes; the Company faces exposure to fraudulent or illegal activity; the Company faces risks due to industry immaturity or limited comparable, competitive or established industry best practices; the Company faces risks related to its products; the Company’s business is subject to the risks inherent in agricultural operations; the Company may adversely be impacted by rising or volatile energy costs and availability; the Company faces risks related to its information technology systems and potential cyber-attacks and security breaches; the Company relies on third-party software providers for numerous capabilities that it depends upon to operate, and a disruption of one or more systems could adversely affect the business; the Company relies on the expertise of the Company management team and other employees experienced in the cannabis industry, and the loss of key personnel could negatively affect the Company’s business, financial condition and results of operations; the Company faces an inherent risk of product liability or similar claims; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; sales of substantial amounts of Subordinate Voting Shares by our shareholders in the public market may have an adverse effect on the market price of our Subordinate Voting Shares and could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

(Amounts Expressed in United States Dollars)

	March 31,	December 31,
	2024	2023
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$223,937	$161,634
Accounts Receivable, Net	52,182	42,975
Inventories, Net	119,289	112,970
Prepaid Expenses	19,740	19,801
Other Current Assets	4,546	5,382
Total Current Assets	419,694	342,762
Property and Equipment, Net	689,006	687,106
Right of Use Assets, Net	241,006	238,369
Investments	60,847	64,361
Investments in Associates	24,406	24,942
Note Receivable	550	550
Intangible Assets, Net	526,007	538,678
Goodwill	589,691	589,691
Deferred Tax Assets	1,041	1,041
Deposits and Other Assets	2,571	2,557
TOTAL ASSETS	$2,554,819	$2,490,057
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$27,842	$24,495
Accrued Liabilities	68,235	59,552
Compensation Payable	20,361	16,005
Current Portion of Notes Payable	3,036	2,996
Current Portion of Lease Liabilities	12,801	12,297
Income Tax Payable	42,779	10,705
Total Current Liabilities	175,054	126,050
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	253,224	249,464
Notes Payable, Net of Current Portion and Debt Discount	306,901	305,527
Contingent Consideration Payable	—	33,250
Deferred Income Taxes	72,510	72,510
TOTAL LIABILITIES	807,689	786,801
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2024: Unlimited, 211,671,221, and 211,671,221, respectively, at December 31, 2023: Unlimited, 209,871,792, and 209,871,792, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2024: Unlimited, 37,683 and 37,683, respectively, at December 31, 2023: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2024: Unlimited, 206,690 and 206,690, respectively, at December 31, 2023: Unlimited, 216,690 and 216,690, respectively)	—	—
Share Capital	1,727,584	1,703,852
Contributed (Deficit) Surplus	(2,816)	7,871
Deferred Share Issuances	12,973	12,973
Accumulated Earnings (Deficit)	9,258	(21,818)
Equity of Green Thumb Industries Inc.	1,746,999	1,702,878
Noncontrolling interests	131	378
TOTAL SHAREHOLDERS' EQUITY	1,747,130	1,703,256
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,554,819	$2,490,057

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2024 and 2023

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues, Net of Discounts	$275,806	$248,536
Cost of Goods Sold, Net	(130,877)	(123,815)
Gross Profit	144,929	124,721
Expenses:
Selling, General, and Administrative	74,258	80,519
Total Expenses	74,258	80,519
Income From Operations	70,671	44,202
Other Income (Expense):
Other Income (Expense), Net	(1,763)	924
Interest Income, Net	2,103	1,731
Interest Expense, Net	(7,514)	(3,816)
Total Other Expense	(7,174)	(1,161)
Income Before Provision for Income Taxes And Non-Controlling Interest	63,497	43,041
Provision For Income Taxes	32,149	33,636
Net Income Before Non-Controlling Interest	31,348	9,405
Net Income Attributable to Non-Controlling Interest	272	266
Net Income Attributable To Green Thumb Industries Inc.	$31,076	$9,139
Net Income Per Share - Basic	$0.13	$0.04
Net Income Per Share - Diluted	$0.13	$0.04
Weighted Average Number of Shares Outstanding - Basic	236,759,731	237,398,253
Weighted average Number of Shares Outstanding - Diluted	240,561,864	237,686,092

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2023	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Distribution of deferred shares	19,106	—	(19,106)	—	—	—
Exercise of options, RSUs and warrants	1,008	(513)	—	—	—	495
Stock-based compensation	—	6,239	—	—	—	6,239
Distributions to limited liability company unit holders	—	—	—	—	(425)	(425)
Net income	—	—	—	9,139	266	9,405
Balance, March 31, 2023	$1,683,671	$28,959	$17,105	$(48,946)	$357	$1,681,146
Balance, January 1, 2024	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256
Distribution of contingent consideration	17,259	—	—	—	—	17,259
Exercise of options and RSUs	5,632	(2,324)	—	—	—	3,308
Options exercised through net share settlement	841	(1,295)	—	—	—	(454)
Stock-based compensation	—	6,490	—	—	—	6,490
Distributions to limited liability company unit holders	—	—	—	—	(519)	(519)
Repurchase of Subordinate Voting Shares	—	(13,558)	—	—	—	(13,558)
Net income	—	—	—	31,076	272	31,348
Balance, March 31, 2024	$1,727,584	$(2,816)	$12,973	$9,258	$131	$1,747,130

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$31,076	$9,139
Net income attributable to non-controlling interest	272	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,775	23,501
Amortization of operating lease assets	12,251	12,222
Loss on disposal of property and equipment	472	154
Loss on equity method investments	328	318
Stock-based compensation	6,490	6,239
(Increase) decrease in fair value of investments	(722)	351
Gain on settlement of contingent consideration	(15,991)	—
Increase in fair value of contingent consideration	—	731
Increase (decrease) in fair value of warrants	2,107	(1,642)
Amortization of debt discount	2,097	2,365
Changes in operating assets and liabilities:
Accounts receivable, net	(9,206)	(12)
Inventories, net	(6,320)	(5,394)
Prepaid expenses and other current assets	897	(592)
Deposits and other assets	(14)	(155)
Accounts payable	3,347	(1,517)
Accrued liabilities	7,713	5,645
Operating lease liabilities	(10,623)	(10,618)
Income tax receivable and payable, net	32,074	33,710
NET CASH PROVIDED BY OPERATING ACTIVITIES	84,023	74,711
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,711)	(65,009)
Proceeds from disposal of property and equipment	—	319
Investments in securities and associates	(293)	(2,500)
Proceeds from equity investments and notes receivable	4,736	300
NET CASH USED IN INVESTING ACTIVITIES	(10,268)	(66,890)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to limited liability company unit holders	(519)	(425)
Repurchase of Subordinate Voting Shares	(13,558)	—
Proceeds from exercise of options and warrants	3,308	495
Principal repayment of notes payable	(683)	(206)
NET CASH USED IN FINANCING ACTIVITIES	(11,452)	(136)
CASH AND CASH EQUIVALENTS:
NET INCREASE IN CASH AND CASH EQUIVALENTS	62,303	7,685
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	161,634	177,682
CASH AND CASH EQUIVALENTS END OF PERIOD	$223,937	$185,367

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,405	$4,964
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,764	$9,138
Noncash increase in right of use asset	$(4,397)	$(5,558)
Noncash increase in lease liability	$4,397	$5,558
Issuance of shares associated with contingent consideration	$17,259	$—
Deferred share distributions	$—	$(19,106)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail locations. The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of March 31, 2024, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,500 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2023 Form 10-K.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of March 31, 2024, the Company had 9,416,251 options, 3,564,633 restricted stock units and 3,734,555 warrants outstanding. As of March 31, 2023, the Company had 9,600,384 options, 1,094,979 restricted stock units and 3,734,555 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended March 31, 2024, the computation of diluted earnings per share included 1,940,169 options, 1,740,592 restricted stock units, and 121,372 warrants. For the three months ended March 31, 2023, the computation of diluted earnings per share included 207,430 options, 80,409 restricted stock units. There were no dilutive warrants during the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 577,304 and 2,909,924, respectively.

(e) Recently Issued Accounting Standards

(i)
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to provide enhanced segment disclosures. The standard will require disclosures about significant segment expense categories and amounts for each reportable segment, for all periods presented. Additionally, the standard requires public entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. These enhanced disclosures are required for all entities on an interim and annual basis, effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements
(ii)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the business for disclosure.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Raw Material	$1,885	$1,547
Packaging and Miscellaneous	10,775	10,661
Work in Process	49,864	47,029
Finished Goods	62,667	57,631
Reserve for Obsolete Inventory	(5,902)	(3,898)
Total Inventories, Net	$119,289	$112,970

3. PROPERTY AND EQUIPMENT

At March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Buildings and Improvements	$354,097	$353,912
Equipment, Computers and Furniture	174,081	171,522
Leasehold Improvements	205,076	200,232
Land Improvements	1,046	1,046
Capitalized Interest	31,262	30,817
Total Property and Equipment	765,562	757,529
Less: Accumulated Depreciation	(142,187)	(127,290)
Property and Equipment, net	623,375	630,239
Land	33,725	33,725
Assets Under Construction	31,906	23,142
Property and Equipment, net	$689,006	$687,106

Assets under construction represent construction in progress related to both cultivation and retail stores not yet completed or otherwise not ready for use.

Depreciation expense for the three months ended March 31, 2024 totaled $15,104 thousand, of which $9,793 thousand, is included in cost of goods sold. Depreciation expense for the three months ended March 31, 2023 totaled $10,891 thousand, of which $7,356 thousand, is included in cost of goods sold.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. INTANGIBLE ASSETS AND GOODWILL

(a) Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization of definite life intangibles is provided on a straight-line basis over their estimated useful lives. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

At March 31, 2024 and December 31, 2023, intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$168,789	$491,927	$660,716	$157,764	$502,952
Trademarks	41,511	14,070	27,441	41,511	13,378	28,133
Customer Relationships	24,438	17,799	6,639	24,438	16,927	7,511
Non-Competition Agreements	2,565	2,565	—	2,565	2,483	82
Total Intangible Assets	$729,230	$203,223	$526,007	$729,230	$190,552	$538,678

The Company recorded amortization expense for the three months ended March 31, 2024 and 2023 of $12,671 thousand and $12,610 thousand, respectively. As of March 31, 2024 and December 31, 2023, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2024:

Estimated Amortization
Year Ending December 31,	(in thousands)
2024	$37,721
2025	50,294
2026	47,332
2027	46,803
2028	46,803
2029 and Thereafter	297,054
$526,007

As of March 31, 2024, the weighted average amortization period remaining for intangible assets was 11.14 years.

(b) Goodwill

At March 31, 2024 and December 31, 2023 the balances of goodwill, by segment, consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Retail	$273,802	$273,802
Consumer Packaged Goods	315,889	315,889
Total	$589,691	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, there were no goodwill impairment charges recognized by the Company in the unaudited interim condensed consolidated statements of operations.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of March 31, 2024 and December 31, 2023, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $60,847 thousand and $64,361 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the three months ended March 31, 2024 and year ending December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Beginning	$64,361	$74,169
Additions	500	8,200
Disposals	(4,736)	(498)
Fair value adjustment	722	(17,460)
Transfers and other	—	(50)
Ending	$60,847	$64,361

The following table summarizes the change in fair value associated with the Company's equity investments and notes receivable instruments recorded during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Equity Investments	$638	$(479)
Notes Receivable Instruments	—	—
Accrued Interest on Notes Receivable Instruments	84	128
Net fair value (losses) gains	$722	$(351)

(a) Equity Investments

As of March 31, 2024 and December 31, 2023, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments, of $2,499 thousand and $2,001 thousand, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded gains (losses) on the change in fair value of such investments of $638 thousand and $(479) thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. During the three months ended March 31, 2024, the Company received proceeds from the sale of such investments of $140 thousand. There were no such sales of these investments during the three months ended March 31, 2023. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $25,953 thousand as of each period end, respectively. For the three months ended March 31, 2024 and 2023, there were no gains or losses on the change in fair value of such investments. There were no sales of these investments during these periods. These investments are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

See Note 13 - Fair Value Measurements for additional details.

Unrealized gains (losses) recognized on equity investments held during the three months ended March 31, 2024 and 2023 were $572 thousand and $(477) thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(b) Notes Receivable Instruments

During the three months ended March 31, 2024 and year ended December 31, 2023, the Company made multiple investments in various note receivable instruments, including note receivable instruments with conversion features.

As of March 31, 2024 and December 31, 2023, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $22,214 thousand as of each period end, respectively. There were no gains or losses recognized on these investments during the three months ended March 31, 2024 and 2023, respectively. The notes receivable had a stated interest rate of 13% and a maturity date of April 29, 2025. The notes did not contain any conversion features and are currently classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, the Company held note receivable instruments, which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $10,181 thousand and $14,193 thousand, respectively, with stated interest ranging between 2.7% - 10% and terms between twelve months to five years. There were no gains or losses recognized on these investments during the three months ended March 31, 2024 and 2023, respectively. The combined fair value amounts include the initial investment cost and combined contractual accrued interest of $84 thousand and $128 thousand for the three months ended March 31, 2024 and 2023, respectively. These notes are classified as trading securities on the Company's unaudited interim condensed consolidated balance sheets.

On January 9, 2024, one of the Company's privately held note receivable instruments matured. As a result, the Company received the principal amount of $4,000 thousand along with the accrued interest of $605 thousand on such date.

See Note 13 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. LEASES

(a) Operating Leases

The Company has operating leases for its retail stores, processing and cultivation facilities and corporate office spaces. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three months ended March 31, 2024 and 2023, the Company recorded operating lease expense of $12,251 thousand and $12,222 thousand, respectively.

Other information related to operating leases as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	11.49	11.75
Weighted average discount rate	12.36%	12.40%

Maturities of lease liabilities for operating leases as of March 31, 2024 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
Remainder of 2024	$33,526	$293	$33,819
2025	43,270	343	43,613
2026	42,537	350	42,887
2027	42,981	357	43,338
2028	42,461	364	42,825
2029 and Thereafter	323,328	1,364	324,692
Total Lease Payments	528,103	3,071	531,174
Less: Interest	(264,003)	(1,146)	(265,149)
Present Value of Lease Liability	$264,100	$1,925	$266,025

(b) Related Party Operating Leases

The Company has leasing arrangements that are related party transactions, including for certain facilities in Maryland, Massachusetts and Nevada. Wendy Berger, a director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owned the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chairman and a Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. The Company recorded lease expense of $139 thousand for each of the three months ended March 31, 2024 and 2023, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. NOTES PAYABLE

At March 31, 2024 and December 31, 2023, notes payable consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Charitable Contributions[1]	$302	$351
Private placement debt dated April 30, 2021[2]	223,746	221,680
Mortgage notes[3]	85,889	86,492
Total notes payable	309,937	308,523
Less: current portion of notes payable	(3,036)	(2,996)
Notes payable, net of current portion	$306,901	$305,527

1 In connection with acquisitions completed in 2017 and 2019, the Company committed to provide charitable contributions of $50 thousand per quarter through October 2024 and $250 thousand per year through May 2024, respectively. The net present value of these contributions has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt, as amended on October 21, 2021 (the “April 30, 2021 Notes”), were issued in an aggregate amount of $249,934 thousand with an interest rate of 7%, maturing on April 30, 2025. The outstanding principal balance of the April 30, 2021 Notes was $224,435 thousand as of March 31, 2024 and December 31, 2023, respectively, and was recorded net of debt discount, the carrying value of which was $689 thousand and $2,755 thousand as of March 31, 2024 and December 31, 2023, respectively.

3 The Company has issued various mortgage notes at an aggregate value of $88,785 thousand in connection with various operating properties as of March 31, 2024 and December 31, 2023. The mortgage notes were issued at a discount, the carrying value of which was $693 thousand and $725 thousand, and are presented net of principal payments of $2,203 thousand and $1,568 thousand as of March 31, 2024 and December 31, 2023, respectively. These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS

As part of the terms of the Company’s issuance of the April 30, 2021 Notes, as well as other financing arrangements, the Company issued warrants, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of March 31, 2024 and December 31, 2023:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2023	1,997,208	C$	18.03	0.50	1,737,347	$31.83	2.38
Balance as of March 31, 2024	1,997,208	C$	18.03	0.25	1,737,347	$31.83	2.13

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at March 31, 2024 and December 31, 2023:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	March 31, 2024	December 31, 2023	Change
			(in thousands)
Private Placement Financing Warrants Issued May 2019	C$19.39	1,606,533	$2,630	$1,673	$957
Modification Warrants Issued November 2019	C$12.04	316,947	2,131	1,151	980
Additional Modification Warrants Issued May 2020	C$14.03	73,728	463	293	170
Totals		1,997,208	$5,224	$3,117	$2,107

During the three months ended March 31, 2024 and 2023, the Company recorded losses of $2,107 thousand and gains of $1,642 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 13 - Fair Value Measurements for additional details):

	March 31,	December 31,
Significant Assumptions	2024	2023
Volatility	62.41% - 72.34%	61.76% - 74.31%
Remaining Term	0.14-1.14 years	0.39-1.39 years
Risk Free Rate	4.20%	3.91%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The Company's equity classified warrants were recorded at fair value at each respective date of issuance. Equity classified warrants are not remeasured at fair value on a recurring basis and are carried at their issuance date fair value. The following table summarizes the carrying amounts of the Company's equity classified warrants at March 31, 2024 and December 31, 2023:

			Issuance Date Fair Value
		Warrants	March 31,	December 31,
Warrants Included in Contributed Surplus	Strike Price	Outstanding	2024	2023
			(in thousands)
Mortgage Warrants Issued June 2020	$9.10	35,000	$181	$181
Private Placement Refinance Warrants Issued April 2021	$32.68	1,459,044	22,259	22,259
Private Placement Refinance Warrants Issued October 2021	$30.02	243,303	2,616	2,616
Totals		1,737,347	$25,056	$25,056

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

(a) Authorized

The Company has the following classes of share capital, with each class having no par value:

(i) Subordinate Voting Shares

The holders of the Subordinate Voting Shares are entitled to receive dividends which may be declared from time to time and are entitled to one vote per share at meetings of the Company’s shareholders. All Subordinate Voting Shares are ranked equally with regard to the Company’s residual assets. The Company is authorized to issue an unlimited number of no par value Subordinate Voting Shares. During the three months ended March 31, 2024, the shareholders of the Company converted 10,848 Multiple Voting Shares into 1,084,800 Subordinate Voting Shares.

(ii) Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares. During the three months ended March 31, 2024, the shareholders of the Company converted 10,000 Super Voting Shares into 10,000 Multiple Voting Shares and 10,848 Multiple Voting Shares into 1,084,800 Subordinate Voting Shares.

(iii) Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares or one Multiple Voting Share. The Company is authorized to issue an unlimited number of Super Voting Shares. During the three months ended March 31, 2024, the shareholders of the Company converted 10,000 Super Voting Shares into 10,000 Multiple Voting Shares.

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2024	209,871,792	38,531	216,690
Distribution of contingent consideration	1,250,000	—	—
Issuance of shares upon exercise of options	424,225	—	—
Issuances of shares upon vesting of RSUs	107,404	—	—
Repurchase of Subordinate Voting Shares	(1,067,000)	—	—
Exchange of shares	1,084,800	(848)	(10,000)
As at March 31, 2024	211,671,221	37,683	206,690

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(i) Distribution of Contingent Consideration

Dharma Pharmaceuticals, LLC

In connection with the Company's 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration of up to $65,000 thousand in Subordinate Voting Shares of Green Thumb, dependent upon 1) the successful opening of five retail stores in the Virginia area within the first three years following the signing of the agreement (“Retail Stores Milestone”) and 2) the legal sale of adult-use cannabis in a retail store on or before January 1, 2025 (the “Recreational Sales Milestone”). The Retail Stores Milestone was fully achieved prior to expiration and settled in previous periods.

On February 9, 2024, the Company and the former owners of Dharma agreed to amend the conditions of the Recreational Sales Milestone (the “Amended Agreement”). Under the Amended Agreement, the former owners waived their right to the Recreational Sales Milestone in exchange for the delivery of 1,250,000 Subordinate Voting Shares. On February 15, 2024, the Company recorded a gain of $15,991 thousand, representing the settlement of the Recreational Sales Milestone and distributed the shares to the former owners of Dharma, which had a fair market value of $17,259 thousand, which was based on the value of the shares as traded on the Canadian Securities Exchange on the date of distribution. The gain was recorded within sales general and administrative expenses on the unaudited interim condensed consolidated statement of operations.

(ii) Repurchase of Subordinate Voting Shares

On September 5, 2023, the Company's Board of Directors authorized the repurchase of up to 5%, or 10,486,951 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. On February 28, 2024, the Company's Board of Directors authorized an increase in its share repurchase program of $50,000 thousand. During the three months ended March 31, 2024, the Company repurchased 1,067,000 Subordinate Voting Shares at an average price of $12.71 per share, bringing the total remaining repurchase ability to approximately $46,600 thousand.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2023	10,071,467	$11.75	4.31
Granted	—	—
Exercised	(424,225)	8.97
Forfeited	(230,991)	16.63
Balance as of March 31, 2024	9,416,251	$11.91	3.96
Exercisable as of March 31, 2024	4,879,377	$8.62	3.18

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the three months ended March 31, 2024 and the year ended December 31, 2023, using the following ranges of assumptions:

	March 31,	December 31,
	2024	2023
Risk-free interest rate	3.25% - 3.59%	3.06% - 4.32%
Expected dividend yield	0%	0%
Expected volatility	62%	64%
Expected option life	4.5 years	3.5 – 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of unvested RSU awards as of March 31, 2024 and December 31, 2023 and the changes during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2023	3,620,638	$9.25
Granted	97,782	12.61
Forfeited	(46,383)	8.92
Vested	(107,404)	10.07
Unvested Shares at March 31, 2024	3,564,633	$9.32

The stock-based compensation expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options expense	$3,057	$4,483
Restricted Stock Units	3,433	1,756
Total Stock Based Compensation Expense	$6,490	$6,239

As of March 31, 2024, $34,543 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.80 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Income before Income Taxes	$63,497	$43,041
Income Tax Expense	32,149	33,636
Effective Tax Rate	50.6%	78.1%

The effective tax rates for the three months ended March 31, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the three months ended March 31, 2024 and 2023 were $75 thousand and $159 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. OTHER INCOME (EXPENSE)

For the three months ended March 31, 2024 and 2023 other income (expense) was comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fair value adjustments on equity investments	$638	$(479)
Fair value adjustments on warrants issued	(2,107)	1,642
Loss from equity method investments	(328)	(318)
Other	34	79
Total Other Income (Expense)	$(1,763)	$924

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2024 and December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of March 31, 2024, the Company held approximately $4,000 thousand of open construction commitments to contractors on work being performed.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of charitable contributions, private placement debt and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at March 31, 2024 and December 31, 2023 was $309,937 thousand and $308,523 thousand, respectively, which includes $3,036 thousand and $2,996 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$223,937	$—	$—	$223,937
Investments	24,713	—	36,134	60,847
Contingent Consideration Payable	—	—	—	—
Warrant Liability	—	—	(5,224)	(5,224)
	$248,650	$—	$30,910	$279,560

	As of December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$161,634	$—	$—	$161,634
Investments	24,215	—	40,146	64,361
Contingent Consideration Payable	—	—	(33,250)	(33,250)
Warrant Liability	—	—	(3,117)	(3,117)
	$185,849	$—	$3,779	$189,628

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

The below table presents revenues by type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues, Net of Discounts
Retail	$203,778	$188,878
Consumer Packaged Goods	149,912	125,617
Intersegment Eliminations	(77,884)	(65,959)
Total Revenues, Net of Discounts	$275,806	$248,536
Depreciation and Amortization
Retail	$10,246	$8,832
Consumer Packaged Goods	17,529	14,669
Intersegment Eliminations	—	—
Total Depreciation and Amortization	$27,775	$23,501
Income Taxes
Retail	$17,564	$19,011
Consumer Packaged Goods	14,585	14,625
Intersegment Eliminations	—	—
Total Income Taxes	$32,149	$33,636

Goodwill assigned to the Retail segment as of March 31, 2024 and December 31, 2023 was $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of March 31, 2024 and December 31, 2023 was $272,455 thousand and $278,492 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of March 31, 2024 and December 31, 2023 was $315,889 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of March 31, 2024 and December 31, 2023 was $253,552 thousand and $260,186 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three months ended March 31, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of March 31, 2024 and the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “2023 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in the ‘‘Risks and Uncertainties’’ section of this MD&A and in Part I, Item 1A, “Risk Factors of the 2023 Form 10-K.” As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of March 31, 2024, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,500 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products primarily to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in twenty manufacturing facilities. This portfolio consists of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals, as well as other cannabis-related products across a range of stock keeping units ("SKUs") (none of which product categories are individually material to the Company).

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns Retail stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s Retail business is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE Dispensaries currently are located in fourteen of the states in which we operate. As of March 31, 2024, the Company had 92 open and operating Retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 and (ii) unaudited interim condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended March 31,		QTD Change
	2024	2023	$	%
	(in thousands, except share and per share amounts)		Increase (Decrease)
Revenues, Net of Discounts	$275,806	$248,536	$27,270	11%
Cost of Goods Sold, Net	(130,877)	(123,815)	7,062	6%
Gross Profit	144,929	124,721	20,208	16%
Expenses:
Selling, General, and Administrative	74,258	80,519	(6,261)	(8)%
Total Expenses	74,258	80,519	(6,261)	(8)%
Income From Operations	70,671	44,202	26,469	60%
Total Other Expense	(7,174)	(1,161)	6,013	518%
Income Before Provision for Income Taxes And Non-Controlling Interest	63,497	43,041	20,456	48%
Provision for Income Taxes	32,149	33,636	(1,487)	(4)%
Net Income Before Non-Controlling Interest	31,348	9,405	21,943	233%
Net Income Attributable to Non-Controlling Interest	272	266	6	2%
Net Income Attributable To Green Thumb Industries Inc.	$31,076	$9,139	$21,937	240%
Net Income Per Share - Basic	$0.13	$0.04	$0.09	225%
Net Income Per Share - Diluted	$0.13	$0.04	$0.09	225%
Weighted Average Number of Shares Outstanding – Basic	236,759,731	237,398,253
Weighted Average Number of Shares Outstanding – Diluted	240,561,864	237,686,092

	March 31, 2024	December 31, 2023
	(in thousands)
Total Assets	$2,554,819	$2,490,057
Long-Term Liabilities	$632,635	$660,751

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues, net of Discounts

Revenue for the three months ended March 31, 2024 was $275,806 thousand, up 11% from $248,536 thousand for the three months ended March 31, 2023. Key performance drivers for the period included (i) the legalization of adult-use sales in Maryland, which began on July 1, 2023, and (ii) revenue generated from new retail stores.

The Company generated revenue from 92 Retail stores during the quarter compared to 77 in the same quarter of the prior year. Retail revenues made up 74% of total revenues during the three months ended March 31, 2024 as compared to 76% during the three months ended March 31, 2023. From March 31, 2023 until March 31, 2024, the Company opened eight new Retail stores in Florida, two new Retail stores in Pennsylvania, two new Retail stores in Virginia, two new Retail stores in Nevada, one new Retail store in Minnesota, and one new Retail store in New York. The Company also disposed of one Retail store in Massachusetts.

Consumer Packaged Goods revenues made up 26% of total revenues during the three months ended March 31, 2024 as compared to 24% during the three months ended March 31, 2023.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended March 31, 2024 was $130,877 thousand, up 6% from $123,815 thousand for the three months ended March 31, 2023, driven by increased demand stemming from the launch of adult-use sales in Maryland, as well as increased sales volume at the Company's newly opened Retail locations.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $144,929 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 53%. This is compared to gross profit for the three months ended March 31, 2023 of $124,721 thousand, or a 50% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above. The increase in gross margin (percent) was primarily driven by an increase in Retail sales of Green Thumb-produced products.

Total Expenses

Total expenses for the three months ended March 31, 2024 were $74,258 thousand, or 27% of revenues, net of discounts, a decrease of $6,261 thousand compared to the same period in the prior year. Total expenses for the three months ended March 31, 2023 were $80,519 thousand or 32% of revenues, net of discounts. The decrease in total expenses was attributable to a favorable fair value adjustment associated with the Company's contingent consideration arrangements recorded during the three months ended March 31, 2024, partially offset by increased expenses associated with the launch of adult-use sales in Maryland, as well as increased expenses associated with the opening of new Retail stores as described above.

Total Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2024 was $(7,174) thousand, a change of $6,013 thousand, primarily due to a decrease in the amount of interest capitalized on construction projects and unfavorable fair value adjustments on the Company's warrant liability during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended March 31, 2024 was $63,497 thousand, an increase of $20,456 thousand compared to the three months ended March 31, 2023.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $6,490 thousand and $6,239 thousand in the three months ended March 31, 2024 and 2023, respectively, and other nonoperating expenses (income), of $(14,388) thousand and $2,292 thousand in three months ended March 31, 2024 and 2023, respectively, adjusted earnings before interest, depreciation, and amortization (“EBITDA”) was $90,548 thousand and $76,234 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2024, federal and state income tax expense totaled $32,149 thousand compared to expense of $33,636 thousand for the three months ended March 31, 2023.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		QTD Change
	2024	2023	$	%
	(in thousands)		Increase (Decrease)
Retail	$203,778	$188,878	$14,900	8%
Consumer Packaged Goods	149,912	125,617	24,295	19%
Intersegment Eliminations	(77,884)	(65,959)	11,925	18%
Total Revenues, Net of Discounts	$275,806	$248,536	$27,270	11%

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Revenues, net of discounts, for the Retail segment were $203,778 thousand, an increase of $14,900 thousand or 8%, compared to the three months ended March 31, 2023. The increase in Retail revenues, net of discounts, was primarily driven by: (i) the legalization of adult-use sales in Maryland, which began on July 1, 2023, and (ii) revenue generated from new retail stores as described above.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $149,912 thousand, an increase of $24,295 thousand or 19%, compared to the three months ended March 31, 2023. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use sales in Maryland, which began on July 1, 2023, as well as increased production associated with the completion of various construction projects in 2023.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $(77,884) thousand, an increase of $11,925 thousand or 18% compared to the three months ended March 31, 2023. The increase in intersegment eliminations was driven by increased intercompany sales, primarily to Company-owned Retail stores in Maryland, New Jersey and Pennsylvania. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 26% of total revenues during the three months ended March 31, 2024 as compared to 24% during the three months ended March 31, 2023.

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

For the three months ended March 31, 2024, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three months ended March 31, 2024, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business within its current markets while considering strategic acquisition and partnership opportunities.

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

General and administrative expenses also include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs, and fair value adjustments on the Company's contingent consideration arrangements. The Company expects to continue to invest considerably in this area to support the business by attracting and retaining top-tier talent. Furthermore, the Company anticipates an increase in stock-based compensation expenses related to recruiting and hiring talent, along with legal and professional fees associated with being a publicly traded company in Canada and registered with the SEC.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net Income Before Non-Controlling Interest	$31,348	$9,405
Interest Income, net	(2,103)	(1,731)
Interest Expense, net	7,514	3,816
Provision for Income Taxes	32,149	33,636
Total Other (Income) Expense	1,763	(924)
Depreciation and Amortization	27,775	23,501
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$98,446	$67,703
Stock-based Compensation, Non-cash	6,490	6,239
Acquisition, Transaction and Other Non-operating (Income) Costs	(14,388)	2,292
Adjusted EBITDA (Non-GAAP Measure)	$90,548	$76,234

Liquidity, Financing Activities During the Period, and Capital Resources

As of March 31, 2024, and December 31, 2023 the Company had total current liabilities of $175,054 thousand and $126,050 thousand, respectively, and cash and cash equivalents of $223,937 thousand and $161,634 thousand, respectively, to meet its current obligations. The Company had working capital of $244,640 thousand as of March 31, 2024, an increase of $27,928 thousand as compared to December 31, 2023. This increase in working capital was primarily driven by a reduction in capital expenditures associated with construction projects which were completed during 2023, partially offset by increased spending associated with the Company's share repurchase program.

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

Cash Flows

Cash Used in Operating Activities, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net Cash Provided by Operating Activities	$84,023	$74,711
Net Cash Used in Investing Activities	$(10,268)	$(66,890)
Net Cash Used in Financing Activities	$(11,452)	$(136)

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1—Overview and Basis of Presentation.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

- During the three months ended March 31, 2024, the Company issued a total of 1,250,000 shares associated with the Company's July 2021 acquisition of Dharma Pharmaceuticals, LLC.

- During the three months ended March 31, 2024, shareholders of the Company converted 10,848 Multiple Voting Shares into 1,084,800 Subordinate Voting Shares.

Multiple Voting Shares

- During the three months ended March 31, 2024, shareholders of the Company converted 10,000 Super Voting Shares into 10,000 Multiple Voting Shares and 10,848 Multiple Voting Shares into 1,084,800 Subordinate Voting Shares.

Super Voting Shares

- During the three months ended March 31, 2024, shareholders of the Company converted 10,000 Super Voting Shares into 10,000 Multiple Voting Shares.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the three months ended March 31, 2024:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2024 through January 31, 2024	—	$—	—	$—
February 1, 2024 through February 29, 2024	—	—	—	—
March 1, 2024 through March 31, 2024	1,067,000	12.71	1,067,000	46,600
	1,067,000	$12.71	1,067,000	$46,600

(1) On September 5, 2023, the Company's Board of Directors authorized the repurchase of up to 5%, or 10,486,951 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. On February 28, 2024, the Company's Board of Directors authorized an increase in its share repurchase program of $50,000 thousand. Through March 31, 2024, the Company repurchased a total of 4,910,125 Subordinate Voting Shares at an average price of $10.88 per share, bringing the Company's remaining repurchase authority to approximately $46,600 thousand.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans. During the three months ended March 31, 2024, none of the Company's directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in the Item 408(a) of Regulation S-K.

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

Date: May 9, 2024

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: May 9, 2024