Form 10-Q
period 2024-06-30
Green Thumb Industries Inc.
filed 2024-08-06
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024 there were 211,380,808 shares of the registrant’s Subordinate Voting Shares, 37,683 shares of the registrant’s Multiple Voting Shares and 206,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms or expressions of similar meaning. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change; state regulation of cannabis is uncertain; the Company may not be able to obtain or maintain necessary permits and authorizations; the Company may be subject to heightened scrutiny by Canadian regulatory authorities; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco Firearms and Explosives regulation; as a cannabis business, the Company is subject to applicable anti-money laundering laws and regulations and has restricted access to banking and other financial services; the Company may face difficulties acquiring additional financing; the Company lacks access to U.S. bankruptcy protections; the Company operates in a highly regulated sector and may not always succeed in complying fully with application regulatory requirements in all jurisdictions where the Company carries business; the Company faces intense competition; the Company faces competition from the illicit market as well as actual or purported Farm Bill compliant hemp products; the Company is dependent upon the popularity and consumer acceptance of its brand portfolio; the Company has limited trademark protection; cannabis businesses are subject to unfavorable tax treatment and may incur significant tax liability; the Company is subject to proceeds of crime statutes; the Company faces exposure to fraudulent or illegal activity; the Company faces risks due to industry immaturity or limited comparable, competitive or established industry best practices; the Company faces risks related to its products; the Company’s business is subject to the risks inherent in agricultural operations; the Company may adversely be impacted by rising or volatile energy costs and availability; the Company faces risks related to its information technology systems and potential cyber-attacks and security breaches; the Company relies on third-party software providers for numerous capabilities that it depends upon to operate, and a disruption of one or more systems could adversely affect the business; the Company relies on the expertise of the Company management team and other employees experienced in the cannabis industry, and the loss of key personnel could negatively affect the Company’s business, financial condition and results of operations; the Company faces an inherent risk of product liability or similar claims; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; and the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; sales of substantial amounts of Subordinate Voting Shares by our shareholders in the public market may have an adverse effect on the market price of our Subordinate Voting Shares and could affect the Company’s business and financial condition and the results of operations. These and other risks are further described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

(Amounts Expressed in United States Dollars)

	June 30,	December 31,
	2024	2023
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$196,142	$161,634
Accounts Receivable, Net	49,335	42,975
Income Tax Receivable	3,486	—
Inventories, Net	130,530	112,970
Prepaid Expenses	19,497	19,801
Other Current Assets	4,812	5,382
Total Current Assets	403,802	342,762
Property and Equipment, Net	694,039	687,106
Right of Use Assets, Net	247,533	238,369
Investments	61,412	64,361
Investments in Associates	23,484	24,942
Note Receivable	3,550	550
Intangible Assets, Net	513,434	538,678
Goodwill	589,691	589,691
Deferred Tax Assets	1,041	1,041
Deposits and Other Assets	2,568	2,557
TOTAL ASSETS	$2,540,554	$2,490,057
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$29,433	$24,495
Accrued Liabilities	62,776	59,552
Compensation Payable	12,917	16,005
Current Portion of Notes Payable	227,265	2,996
Current Portion of Lease Liabilities	12,853	12,297
Income Tax Payable	25,335	10,705
Total Current Liabilities	370,579	126,050
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	261,031	249,464
Notes Payable, Net of Current Portion and Debt Discount	82,478	305,527
Contingent Consideration Payable	—	33,250
Deferred Income Taxes	72,510	72,510
TOTAL LIABILITIES	786,598	786,801
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2024: Unlimited, 211,129,419, and 211,129,419, respectively, at December 31, 2023: Unlimited, 209,871,792, and 209,871,792, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2024: Unlimited, 37,683 and 37,683, respectively, at December 31, 2023: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2024: Unlimited, 206,690 and 206,690, respectively, at December 31, 2023: Unlimited, 216,690 and 216,690, respectively)	—	—
Share Capital	1,742,784	1,703,852
Contributed (Deficit) Surplus	(31,865)	7,871
Deferred Share Issuances	12,973	12,973
Accumulated Earnings (Deficit)	29,970	(21,818)
Equity of Green Thumb Industries Inc.	1,753,862	1,702,878
Noncontrolling interests	94	378
TOTAL SHAREHOLDERS' EQUITY	1,753,956	1,703,256
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,540,554	$2,490,057

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2024 and 2023

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$280,147	$252,388	$555,953	$500,924
Cost of Goods Sold	(129,627)	(127,108)	(260,504)	(250,923)
Gross Profit	150,520	125,280	295,449	250,001
Expenses:
Selling, General, and Administrative	96,500	84,217	170,758	164,736
Total Expenses	96,500	84,217	170,758	164,736
Income From Operations	54,020	41,063	124,691	85,265
Other Income (Expense):
Other Income (Expense), Net	2,464	(270)	701	654
Interest Income, Net	2,314	1,531	4,417	3,262
Interest Expense, Net	(5,981)	(2,869)	(13,495)	(6,685)
Total Other Expense	(1,203)	(1,608)	(8,377)	(2,769)
Income Before Provision for Income Taxes And Non-Controlling Interest	52,817	39,455	116,314	82,496
Provision For Income Taxes	31,899	25,765	64,048	59,401
Net Income Before Non-Controlling Interest	20,918	13,690	52,266	23,095
Net Income Attributable to Non-Controlling Interest	206	290	478	556
Net Income Attributable To Green Thumb Industries Inc.	$20,712	$13,400	$51,788	$22,539
Net Income Per Share - Basic	$0.09	$0.05	$0.22	$0.09
Net Income Per Share - Diluted	$0.09	$0.05	$0.22	$0.09
Weighted Average Number of Shares Outstanding - Basic	237,416,373	238,000,135	237,083,912	237,700,856
Weighted average Number of Shares Outstanding - Diluted	240,137,922	238,423,288	240,768,497	239,455,964

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2023	$1,683,671	$28,959	$17,105	$(48,946)	$357	$1,681,146
Issuance of deferred shares	1,348	—	(1,348)	—	—	—
Distribution of contingent consideration	6,070	—	—	—	—	6,070
Indemnification of deferred shares associated with post acquisition costs	—	—	(2,784)	—	—	(2,784)
Exercise of options, RSUs	2,340	(1,919)	—	—	—	421
Stock-based compensation	—	7,381	—	—	—	7,381
Distributions to limited liability company unit holders	—	—	—	—	(108)	(108)
Net income	—	—	—	13,400	290	13,690
Balance, June 30, 2023	$1,693,429	$34,421	$12,973	$(35,546)	$539	$1,705,816
Balance, January 1, 2023	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Issuance of deferred shares	20,454	—	(20,454)	—	—	—
Distribution of contingent consideration	6,070	—	—	—	—	6,070
Indemnification of deferred shares associated with post acquisition costs	—	—	(2,784)	—	—	(2,784)
Exercise of options and RSUs	3,348	(2,432)	—	—	—	916
Stock-based compensation	—	13,620	—	—	—	13,620
Distributions to limited liability company unit holders	—	—	—	—	(533)	(533)
Net income	—	—	—	22,539	556	23,095
Balance, June 30, 2023	$1,693,429	$34,421	$12,973	$(35,546)	$539	$1,705,816

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2024	$1,727,584	$(2,816)	$12,973	$9,258	$131	$1,747,130
Exercise of options and RSUs	5,157	(2,527)	—	—	—	2,630
Options exercised through net share settlement	10,043	(15,498)	—	—	—	(5,455)
Stock-based compensation	—	8,866	—	—	—	8,866
Distributions to limited liability company unit holders	—	—	—	—	(243)	(243)
Repurchase of Subordinate Voting Shares	—	(19,890)	—	—	-	(19,890)
Net income	—	—	—	20,712	206	20,918
Balance, June 30, 2024	$1,742,784	$(31,865)	$12,973	$29,970	$94	$1,753,956
Balance, January 1, 2024	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256
Distribution of contingent consideration	17,259	—	—	—	—	17,259
Exercise of options and RSUs	10,789	(4,851)	—	—	—	5,938
Options exercised through net share settlement	10,884	(16,793)	—	—	—	(5,909)
Stock-based compensation	—	15,356	—	—	—	15,356
Distributions to limited liability company unit holders	—	—	—	—	(762)	(762)
Repurchase of Subordinate Voting Shares	—	(33,448)	—	—	—	(33,448)
Net income	—	—	—	51,788	478	52,266
Balance, June 30, 2024	$1,742,784	$(31,865)	$12,973	$29,970	$94	$1,753,956

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$51,788	$22,539
Net income attributable to non-controlling interest	478	556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,760	47,735
Amortization of operating lease assets	24,676	24,368
Loss on disposal of property and equipment	875	1,951
Impairment of long-lived property and equipment	—	285
Loss on equity method investments	1,100	750
Loss from lease modification	219	—
Stock-based compensation	15,356	13,620
(Increase) decrease in fair value of investments	(334)	928
Gain on settlement of contingent consideration	(15,991)	—
Increase in fair value of contingent consideration	—	2,150
Decrease in fair value of warrants	(1,534)	(2,263)
Gain on indemnification of deferred shares associated with post acquisition costs	—	(2,784)
Amortization of debt discount	2,853	4,762
Changes in operating assets and liabilities:
Accounts receivable, net	(6,359)	(8,265)
Inventories, net	(17,561)	(9,097)
Prepaid expenses and other current assets	874	(3,285)
Deposits and other assets	(10)	676
Accounts payable	4,938	9,071
Accrued liabilities	(2,164)	3,365
Operating lease liabilities	(21,934)	(21,589)
Income tax receivable and payable, net	11,144	7,555
NET CASH PROVIDED BY OPERATING ACTIVITIES	104,174	93,028
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,963)	(129,392)
Proceeds from disposal of property and equipment	—	319
Investments in securities and associates	(5,608)	(2,800)
Proceeds from equity investments and notes receivable	6,248	331
NET CASH USED IN INVESTING ACTIVITIES	(34,323)	(131,542)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to limited liability company unit holders	(762)	(533)
Repurchase of Subordinate Voting Shares	(33,448)	—
Payments for taxes related to net share settlement of equity awards	(5,438)	—
Proceeds from exercise of options and warrants	5,938	916
Proceeds from issuance of notes payable	—	10,134
Principal repayment of notes payable	(1,633)	(659)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(35,343)	9,858
CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,508	(28,656)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	161,634	177,682
CASH AND CASH EQUIVALENTS END OF PERIOD	$196,142	$149,026

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,975	$10,086
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,358	$12,630
Noncash increase in right of use asset	$(10,333)	$(3,928)
Noncash increase in lease liability	$10,333	$3,928
Issuance of shares associated with contingent consideration	$17,259	$6,070
Deferred share distributions	$—	$20,454

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail locations. The Company also owns and operates retail cannabis stores that include a national chain named RISE Dispensaries, and sell our products and third-party products. As of June 30, 2024, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,500 people and serves millions of patients and customers annually.

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

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of June 30, 2024, the Company had 9,196,881 options, 4,665,523 restricted stock units and 2,128,022 warrants outstanding. As of June 30, 2023, the Company had 10,874,051 options, 3,453,460 restricted stock units and 3,734,555 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended June 30, 2024, the computation of diluted earnings per share included 1,632,323 options, 971,792 restricted stock units, and 117,434 warrants. For the six months ended June 30, 2024, the computation of diluted earnings per share included 1,625,478 options, 1,939,848 restricted stock units, and 119,259 warrants. For the three months ended June 30, 2023, the computation of diluted earnings per share included 135,894 options and 287,259 restricted stock units. For the six months ended June 30, 2023, the computation of diluted earnings per share included 167,191 options and 1,587,917 restricted stock units. There were no dilutive warrants during the three and six months ended June 30, 2023 as the strike price was greater than the average stock price for the period. For the three and six months ended June 30, 2024, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 896,810 and 978,895, respectively. For the three and six months ended June 30, 2023, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 3,399,518 and 3,473,866, respectively.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Raw Material	$2,205	$1,547
Packaging and Miscellaneous	11,021	10,661
Work in Process	51,219	47,029
Finished Goods	70,320	57,631
Reserve for Obsolete Inventory	(4,235)	(3,898)
Total Inventories, Net	$130,530	$112,970

3. PROPERTY AND EQUIPMENT

At June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Buildings and Improvements	$354,195	$353,912
Equipment, Computers and Furniture	182,041	171,522
Leasehold Improvements	222,073	200,232
Land Improvements	1,168	1,046
Capitalized Interest	31,603	30,817
Total Property and Equipment	791,080	757,529
Less: Accumulated Depreciation	(157,168)	(127,290)
Property and Equipment, net	633,912	630,239
Land	33,725	33,725
Assets Under Construction	26,402	23,142
Property and Equipment, net	$694,039	$687,106

Assets under construction represent costs associated with construction projects on cultivation and production facilities and retail stores as well as costs associated with internal-use software not yet placed in service.

Depreciation expense for the three and six months ended June 30, 2024 totaled $15,412 thousand and $30,516 thousand, respectively, of which $9,930 thousand and $19,723 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and six months ended June 30, 2023 totaled $11,490 thousand and $22,381 thousand respectively, of which $7,694 thousand and $15,050 thousand, respectively, is included in cost of goods sold.

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

At June 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$179,813	$480,903	$660,716	$157,764	$502,952
Trademarks	41,511	14,746	26,765	41,511	13,378	28,133
Customer Relationships	24,438	18,672	5,766	24,438	16,927	7,511
Non-Competition Agreements	2,565	2,565	—	2,565	2,483	82
Total Intangible Assets	$729,230	$215,796	$513,434	$729,230	$190,552	$538,678

The Company recorded amortization expense for the three and six months ended June 30, 2024 of $12,573 thousand and $25,244 thousand, respectively. The Company recorded amortization expense for the three and six months ended June 30, 2023 of $12,744 thousand and $25,354 thousand, respectively. As of June 30, 2024 and December 31, 2023, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2024:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2024	$25,148
2025	50,294
2026	47,332
2027	46,803
2028	46,803
2029 and Thereafter	297,054
$513,434

As of June 30, 2024, the weighted average amortization period remaining for intangible assets was 10.91 years.

(b) Goodwill

At June 30, 2024 and December 31, 2023 the balances of goodwill, by segment, consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Retail	$273,802	$273,802
Consumer Packaged Goods	315,889	315,889
Total	$589,691	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024 and 2023, there were no goodwill impairment charges recognized by the Company in the unaudited interim condensed consolidated statements of operations.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of June 30, 2024 and December 31, 2023, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $61,412 thousand and $64,361 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the six months ended June 30, 2024 and year ended December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Beginning	$64,361	$74,169
Additions	2,965	8,200
Disposals	(6,248)	(498)
Fair value adjustment	334	(17,460)
Transfers and other	—	(50)
Ending	$61,412	$64,361

The following table summarizes the change in fair value associated with the Company's equity investments and notes receivable instruments recorded during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Equity Investments	$(481)	$(655)	$158	$(1,134)
Notes Receivable Instruments	9	—	9	—
Accrued Interest on Notes Receivable Instruments	84	78	167	206
Net fair value gains (losses)	$(388)	$(577)	$334	$(928)

(a) Equity Investments

As of June 30, 2024 and December 31, 2023, the Company held equity investments in publicly traded entities which have readily determinable fair values, which are classified as Level 1 investments of $507 thousand and $2,001 thousand, respectively. During the three and six months ended June 30, 2024, the Company recorded (losses) gains on the change in fair value of such investments of $(481) thousand and $158 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. During the three and six months ended June 30, 2023, the Company recorded net losses on the change in fair value of such investments of $655 thousand and $1,134 thousand, respectively, within other income (expense) on the unaudited interim condensed consolidated statement of operations. During the six months ended June 30, 2024 and 2023, the Company received proceeds from the sale of such investments of $1,652 thousand and $31 thousand, respectively.

As of June 30, 2024 and December 31, 2023, the Company held equity investments in privately held entities that did not have readily determinable fair values, which are classified as Level 3 investments, of $25,953 thousand as of each period end. For the three and six months ended June 30, 2024 and 2023, there were no gains or losses on the change in fair value of such investments. There were no sales of these investments during these periods.

These investments are classified as trading securities and are included within investments on the Company's unaudited interim condensed consolidated balance sheets.

See Note 13 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

Unrealized (losses) gains associated with the Company's equity investments recorded during the three and six months ended June 30, 2024 were $(253) thousand and $319 thousand, respectively. Unrealized (losses) gains associated with the Company's equity investments recorded during the three and six months ended June 30, 2023 were $(653) thousand and $1,996 thousand, respectively.

(b) Notes Receivable Instruments

As of June 30, 2024 and December 31, 2023, the Company held note receivable instruments, which were classified as a Level 1 investment as they represent public debt of a publicly traded entity, and had a fair value of $24,188 thousand and $22,214 thousand, respectively. During the three and six months ended June 30, 2024, the Company recorded fair value adjustments of $9 thousand on these instruments. There were no gains (losses) recognized on these investments during the three and six months ended June 30, 2023. The notes receivable had a stated interest rate of 13% and a maturity date of April 29, 2025. The notes did not contain any conversion features.

As of June 30, 2024 and December 31, 2023, the Company held note receivable instruments, which were classified as Level 3 investments as they represent loans provided to privately held entities that do not have readily determinable fair values. The note receivable instruments had a combined fair value of $10,764 thousand and $14,193 thousand, respectively, with stated interest ranging between 2.7% - 10% and terms between twelve months to five years. The combined fair value of these notes receivable instruments includes the initial investment cost and combined contractual accrued interest of $84 thousand and $167 thousand for the three and six months ended June 30, 2024, respectively, and $78 thousand and $206 thousand for the three and six months ended June 30, 2023, respectively. The accrued interest is recorded within interest income on the unaudited interim condensed consolidated statements of operations.

On January 9, 2024, one of the Company's privately held note receivable instruments matured. As a result, the Company received the principal amount of $4,000 thousand along with the accrued interest of $605 thousand on such date.

These notes receivable instruments are classified as trading securities and are included within investments on the Company's unaudited interim condensed consolidated balance sheets.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For three and six months ended June 30, 2024, the Company recorded operating lease expense of $12,425 thousand and $24,676 thousand, respectively compared to operating lease expense of $12,146 thousand and $24,368 thousand for three and six months ended June 30, 2023, respectively.

Other information related to operating leases as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	11.19	11.75
Weighted average discount rate	12.29%	12.40%

Maturities of lease liabilities for operating leases as of June 30, 2024 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
Remainder of 2024	$22,626	$292	$22,918
2025	44,893	592	45,485
2026	45,102	603	45,705
2027	45,622	572	46,194
2028	44,898	364	45,262
2029 and Thereafter	329,894	1,364	331,258
Total Lease Payments	533,035	3,787	536,822
Less: Interest	(261,707)	(1,231)	(262,938)
Present Value of Lease Liability	$271,328	$2,556	$273,884

(b) Related Party Operating Leases

The Company has leasing arrangements that are related party transactions, including for certain facilities in Maryland, Massachusetts and Nevada. Wendy Berger, a former director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owned the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three and six months ended June 30, 2024, the Company recorded lease expense of $166 thousand and $305 thousand, respectively, compared to lease expense of $137 thousand and $276 thousand for the three and six months ended June 30, 2023, respectively, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. NOTES PAYABLE

At June 30, 2024 and December 31, 2023, notes payable consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Charitable contributions[1]	$48	$351
Private placement debt dated April 30, 2021[2]	224,435	221,680
Mortgage notes[3]	85,260	86,492
Total notes payable	309,743	308,523
Less: current portion of notes payable	(227,265)	(2,996)
Notes payable, net of current portion	$82,478	$305,527

1 In connection with acquisitions completed in 2017 and 2019, the Company committed to provide charitable contributions of $50 thousand per quarter through October 2024 and $250 thousand per year through May 2024, respectively. The net present value of these contributions has been recorded as a liability with interest rates ranging between 2.17% - 7.00%.

2 The April 30, 2021 private placement debt, as amended on October 21, 2021 (the “April 30, 2021 Notes”), were issued in an aggregate amount of $249,934 thousand with an interest rate of 7%, maturing on April 30, 2025. The outstanding principal balance of the April 30, 2021 Notes was $224,435 thousand as of June 30, 2024 and December 31, 2023. The April 30, 2021 Notes were recorded net of debt discount which was fully amortized as of June 30, 2024, and had a carrying value of $2,755 thousand as of December 31, 2023.

3 The Company has issued various mortgage notes at an aggregate value of $88,785 thousand in connection with various operating properties as of June 30, 2024 and December 31, 2023. The mortgage notes were issued at a discount, the carrying value of which was $671 thousand and $725 thousand, and are presented net of principal payments of $2,854 thousand and $1,568 thousand as of June 30, 2024 and December 31, 2023, respectively. These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

(a) April 30, 2021 Private Placement Financing:

As of June 30, 2024, the Company reclassified the April 30, 2021 Notes to current portion of notes payable on the unaudited interim condensed consolidated balance sheets due to its approaching maturity. The Company is actively evaluating potential partners to refinance the April 30, 2021 Notes. While the exact amount of capital required for the refinancing has not yet been determined, the Company possesses the ability to fully repay the April 30, 2021 Notes if necessary. The Company remains confident in its ability to secure acceptable financing terms or utilize its cash reserves to settle the obligation.

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

The following table summarizes the number of warrants outstanding as of June 30, 2024 and December 31, 2023:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2023	1,997,208	C$	18.03	0.50	1,737,347	$31.83	2.38
Warrants Expired	(1,606,533)		—	—	—	—	—
Balance as of June 30, 2024	390,675	C$	12.42	0.46	1,737,347	$31.83	1.88

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at June 30, 2024 and December 31, 2023:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	June 30, 2024	December 31, 2023	Change
			(in thousands)
Private Placement Financing Warrants Issued May 2019	C$19.39	—	$—	$1,673	$(1,673)
Modification Warrants Issued November 2019	C$12.04	316,947	1,280	1,151	129
Additional Modification Warrants Issued May 2020	C$14.03	73,728	303	293	10
Totals		390,675	$1,583	$3,117	$(1,534)

During the three and six months ended June 30, 2024 and 2023, the Company recorded gains of $3,641 thousand and $1,534 thousand, and $621 thousand and $2,263 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 13 - Fair Value Measurements for additional details):

	June 30,	December 31,
Significant Assumptions	2024	2023
Volatility	74.81%-79.97%	61.76% - 74.31%
Remaining Term	0.36-0.89 years	0.39-1.39 years
Risk Free Rate	4.02%	3.91%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The Company's equity classified warrants were recorded at fair value at each respective date of issuance. Equity classified warrants are not remeasured at fair value on a recurring basis and are carried at their issuance date fair value. The following table summarizes the carrying amounts of the Company's equity classified warrants at June 30, 2024 and December 31, 2023:

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL

Common shares, which include the Company’s Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares are classified as equity. Incremental costs directly attributable to the issuance of common shares are recognized as a deduction from equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the applicable vesting periods are recorded as share capital. Income tax relating to transaction costs of an equity transaction is accounted for in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes.

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

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2024	209,871,792	38,531	216,690
Distribution of contingent consideration	1,250,000	—	—
Issuance of shares upon exercise of options	843,387	—	—
Issuances of shares upon vesting of RSUs	804,440	—	—
Repurchase of Subordinate Voting Shares	(2,725,000)	—	—
Exchange of shares	1,084,800	(848)	(10,000)
As at June 30, 2024	211,129,419	37,683	206,690

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

(ii) Repurchase of Subordinate Voting Shares

On September 5, 2023, the Company's Board of Directors authorized the repurchase of up to 5%, or 10,486,951 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. On February 28, 2024, the Company's Board of Directors authorized an increase in its share repurchase program of $50,000 thousand. During the six months ended June 30, 2024, the Company repurchased 2,725,000 Subordinate Voting Shares at an average price of $12.27 per share, bringing the total remaining repurchase ability to approximately $26,700 thousand through September 10, 2024.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2023	10,071,467	$11.75	4.31
Granted	797,289	14.96
Exercised	(843,387)	8.81
Forfeited	(828,488)	14.06
Balance as of June 30, 2024	9,196,881	$12.44	4.41
Exercisable as of June 30, 2024	4,214,462	$8.00	3.78

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the six months ended June 30, 2024 and the year ended December 31, 2023, using the following ranges of assumptions:

	June 30,	December 31,
	2024	2023
Risk-free interest rate	3.25% - 3.92%	3.06% - 4.32%
Expected dividend yield	0%	0%
Expected volatility	62% - 64%	64%
Expected option life	4.46 - 4.5 years	3.5 – 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of unvested RSU awards as of June 30, 2024 and December 31, 2023 and the changes during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2023	3,620,638	$9.25
Granted	2,458,964	14.75
Forfeited	(609,639)	11.29
Vested	(804,440)	9.89
Unvested Shares at June 30, 2024	4,665,523	$11.88

The stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Stock options expense	$2,637	$4,303	$5,694	$8,786
Restricted Stock Units	6,229	3,078	9,662	4,834
Total Stock Based Compensation Expense	$8,866	$7,381	$15,356	$13,620

As of June 30, 2024, $63,591 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.21 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before Income Taxes	$52,817	$39,455	$116,314	$82,496
Income Tax Expense	31,899	25,765	64,048	59,401
Effective Tax Rate	60.4%	65.3%	55.1%	72.0%

The effective tax rates for the three months ended June 30, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the six months ended June 30, 2024 and 2023 were $52,904 thousand and $52,134 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. OTHER INCOME (EXPENSE)

For the three and six months ended June 30, 2024 and 2023 other income (expense) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$(472)	$(655)	$167	$(1,134)
Fair value adjustments on warrants issued	3,641	621	1,534	2,263
Loss from equity method investments	(772)	(432)	(1,100)	(750)
Other	67	196	100	275
Total Other Income (Expense)	$2,464	$(270)	$701	$654

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Subsequent to June 30, 2024, the Company received Findings of Fact and Conclusions of Law from an October 30, 2019 complaint filed against Green Thumb (“Defendant”) alleging Defendant breached a commercial property lease with ineffective termination. The court ruled in favor of Plaintiff in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found Defendant liable for attorney fees, which have yet to be determined. As of June 30, 2024, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the unaudited interim condensed consolidated balance sheets. No final Order of Judgment has been entered in the case and the Company has reserved all rights and intends to contest the findings, including an appeal if necessary.

Other than the matter discussed above, as of June 30, 2024 and December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of June 30, 2024, the Company held approximately $5,400 thousand of open construction commitments to contractors on work being performed.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of charitable contributions, private placement debt and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at June 30, 2024 and December 31, 2023 was $309,743 thousand and $308,523 thousand, respectively, which includes $227,265 thousand and $2,996 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$196,142	$—	$—	$196,142
Investments	24,695	—	36,717	61,412
Warrant Liability	—	—	(1,583)	(1,583)
	$220,837	$—	$35,134	$255,971

	As of December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$161,634	$—	$—	$161,634
Investments	24,215	—	40,146	64,361
Contingent Consideration Payable	—	—	(33,250)	(33,250)
Warrant Liability	—	—	(3,117)	(3,117)
	$185,849	$—	$3,779	$189,628

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14. SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to retail stores (“Consumer Packaged Goods”) and retailing of cannabis to patients and consumers (“Retail”). The Company does not allocate operating expenses to these business units, nor does it allocate specific assets. Additionally, the CODM does not review total assets or net income (loss) by segments; therefore, such information is not presented below.

The below table presents revenues by type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenues, Net of Discounts
Retail	$204,656	$188,044	$408,434	$376,922
Consumer Packaged Goods	156,323	136,054	306,235	261,671
Intersegment Eliminations	(80,832)	(71,710)	(158,716)	(137,669)
Total Revenues, Net of Discounts	$280,147	$252,388	$555,953	$500,924
Depreciation and Amortization
Retail	$10,436	$9,109	$20,683	$17,941
Consumer Packaged Goods	17,549	15,125	35,077	29,794
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$27,985	$24,234	$55,760	$47,735
Income Taxes
Retail	$16,405	$13,328	$33,969	$32,339
Consumer Packaged Goods	15,494	12,437	30,079	27,062
Intersegment Eliminations	—	—	—	—
Total Income Taxes	$31,899	$25,765	$64,048	$59,401

Goodwill assigned to the Retail segment as of June 30, 2024 and December 31, 2023 was $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of June 30, 2024 and December 31, 2023 was $266,423 thousand and $278,492 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of June 30, 2024 and December 31, 2023 was $315,889 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of June 30, 2024 and December 31, 2023 was $247,011 thousand and $260,186 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and six months ended June 30, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2024 and the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “2023 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. As of June 30, 2024, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,500 people and serves millions of patients and customers annually.

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

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns Retail stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s Retail business is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE Dispensaries currently are located in fourteen of the states in which we operate. As of June 30, 2024, the Company had 94 open and operating Retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 and (ii) unaudited interim condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
	2024	2023	2024	2023	$	%	$	%
	(in thousands, except share and per share amounts)				Increase (Decrease)
Revenues, Net of Discounts	$280,147	$252,388	$555,953	$500,924	$27,759	11%	$55,029	11%
Cost of Goods Sold	(129,627)	(127,108)	(260,504)	(250,923)	2,519	2%	9,581	4%
Gross Profit	150,520	125,280	295,449	250,001	25,240	20%	45,448	18%
Expenses:
Selling, General, and Administrative	96,500	84,217	170,758	164,736	12,283	15%	6,022	4%
Total Expenses	96,500	84,217	170,758	164,736	12,283	15%	6,022	4%
Income From Operations	54,020	41,063	124,691	85,265	12,957	32%	39,426	46%
Total Other Expense	(1,203)	(1,608)	(8,377)	(2,769)	(405)	(25)%	(5,608)	203%
Income Before Provision for Income Taxes And Non-Controlling Interest	52,817	39,455	116,314	82,496	13,362	34%	33,818	41%
Provision for Income Taxes	31,899	25,765	64,048	59,401	6,134	24%	4,647	8%
Net Income Before Non-Controlling Interest	20,918	13,690	52,266	23,095	7,228	53%	29,171	126%
Net Income Attributable to Non-Controlling Interest	206	290	478	556	(84)	(29)%	(78)	(14)%
Net Income Attributable To Green Thumb Industries Inc.	$20,712	$13,400	$51,788	$22,539	$7,312	55%	$29,249	130%
Net Income Per Share - Basic	$0.09	$0.05	$0.22	$0.09	$0.04	80%	$0.13	144%
Net Income Per Share - Diluted	$0.09	$0.05	$0.22	$0.09	$0.04	80%	$0.13	144%
Weighted Average Number of Shares Outstanding – Basic	237,416,373	238,000,135	237,083,912	237,700,856
Weighted Average Number of Shares Outstanding – Diluted	240,137,922	238,423,288	240,768,497	239,455,964

	June 30, 2024	December 31, 2023
	(in thousands)
Total Assets	$2,540,554	$2,490,057
Long-Term Liabilities	$416,019	$660,751

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues, net of Discounts

Revenues, net of discounts for the three months ended June 30, 2024 was $280,147 thousand, up 11% from $252,388 thousand for the three months ended June 30, 2023. Key performance drivers for the period included (i) the legalization of adult-use sales in Maryland, which began on July 1, 2023, and (ii) revenue generated from new retail stores.

The Company generated revenue from 94 Retail stores during the quarter compared to 83 in the same quarter of the prior year. Retail revenues made up 73% of total revenues during the three months ended June 30, 2024 as compared to 75% during the three months ended June 30, 2023. Since June 30, 2023, the Company opened ten new Retail stores in Florida, one new Retail store in Nevada, and one new Retail store in New York. The Company also disposed of one Retail store in Massachusetts.

Consumer Packaged Goods revenues made up 27% of total revenues during the three months ended June 30, 2024 as compared to 25% during the three months ended June 30, 2023.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended June 30, 2024 was $129,627 thousand, up 2% from $127,108 thousand for the three months ended June 30, 2023, driven by increased demand stemming from the launch of adult-use sales in Maryland, as well as increased sales volume at the Company's newly opened Retail locations.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $150,520 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 54%. This is compared to gross profit for the three months ended June 30, 2023 of $125,280 thousand, or a 50% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above. The increase in gross margin (percent) was primarily driven by an increase in Retail sales of Green Thumb-produced products.

Total Expenses

Total expenses for the three months ended June 30, 2024 were $96,500 thousand, or 34% of revenues, net of discounts, an increase of $12,283 thousand compared to the same period in the prior year. Total expenses for the three months ended June 30, 2023 were $84,217 thousand or 33% of revenues, net of discounts. The increase in total expenses was attributable to increased expenses associated with the launch of adult-use sales in Maryland, increased expenses associated with the opening of new Retail stores as described above, as well as an increase in payroll expenses, stemming from annual wage increases that took effect during the current quarter.

Total Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2024 was $(1,203) thousand, a favorable change of $(405) thousand, primarily due to a favorable fair value adjustments on the Company's warrant liability during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, and offset by a decrease in capitalized interest for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended June 30, 2024 was $52,817 thousand, an increase of $13,362 thousand compared to the three months ended June 30, 2023.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $8,866 thousand and $7,381 thousand in the three months ended June 30, 2024 and 2023, respectively, and other nonoperating expenses of $2,925 thousand and $3,138 thousand in three months ended June 30, 2024 and 2023, respectively, adjusted earnings before interest, depreciation, and amortization (“Adjusted EBITDA”) was $93,796 thousand and $75,816 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2024, federal and state income tax expense totaled $31,899 thousand compared to expense of $25,765 thousand for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenues, net of Discounts

Revenues, net of discounts for the six months ended June 30, 2024 was $555,953 thousand, an increase of 11% from $500,924 for the six months ended June 30, 2023. The increase in revenue was largely due to legalization of adult-use sales in Maryland, which began on July 1, 2023, continued growth in existing markets, as well as revenue generated from new retail stores opened in the current period, partially offset by price compression.

The Company generated revenue from 94 retail stores during the period compared to 83 in the same period of the prior year. Since June 30, 2023, the Company opened ten new Retail stores in Florida, one new Retail store in Nevada, and one new Retail store in New York. The Company also disposed of one Retail store in Massachusetts.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the six months ended June 30, 2024 was $260,504 thousand, an increase of 4% from $250,923 thousand for the six months ended June 30, 2023, driven by increased volume from the launch of adult-use sales in Maryland as described above, and new retail store openings since June 30, 2023 in Florida, Nevada and New York.

Gross Profit

Gross profit for the six months ended June 30, 2024 was $295,449 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 53%. This is compared to gross profit for the six months ended June 30, 2023 of $250,001 thousand or a 50% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above, while the increase in gross margin (percent) was primarily driven by an increase in Retail sales of Green Thumb-produced products.

Total Expenses

Total expenses for the six months ended June 30, 2024 were $170,758 thousand or 31% of revenues, net of discounts, resulting in an increase of $6,022 thousand over the same period in the prior year. Total expenses for the six months ended June 30, 2023 were $164,736 thousand or 33% of revenues, net of discounts. The increase in total expenses was attributable to increased costs associated with the launch of adult-use sales in Maryland, new Retail store openings as described above, and increased payroll costs, stemming from annual wage increases that took effect during the current quarter. The increase in total expenses was partially offset by favorable fair value adjustments associated with the Company's contingent consideration arrangements recorded during the six months ended June 30, 2024.

Total Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2024 was $(8,377) thousand, an increase of $5,608 thousand over the same period in the prior year, primarily due to a decrease in capitalized interest during the six months ended June 30, 2024.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the six months ended June 30, 2024 was $116,314 thousand, an increase of $33,818 thousand compared to the six months ended June 30, 2023.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $15,356 thousand and $13,620 thousand, and other nonoperating (income) expenses, of $(11,463) thousand and $5,430 thousand in the six months ended June 30, 2024 and 2023, respectively, Adjusted EBITDA was $184,344 thousand and $152,050 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2024, federal and state income tax expense totaled $64,048 thousand compared to expense of $59,401 thousand for the six months ended June 30, 2023.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		QTD Change
	2024	2023	$	%
	(in thousands)		Increase (Decrease)
Retail	$204,656	$188,044	$16,612	9%
Consumer Packaged Goods	156,323	136,054	20,269	15%
Intersegment Eliminations	(80,832)	(71,710)	9,122	13%
Total Revenues, Net of Discounts	$280,147	$252,388	$27,759	11%

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$408,434	$376,922	$31,512	8%
Consumer Packaged Goods	306,235	261,671	44,564	17%
Intersegment Eliminations	(158,716)	(137,669)	21,047	15%
Total Revenues, Net of Discounts	$555,953	$500,924	$55,029	11%

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

Revenues, net of discounts, for the Retail segment were $204,656 thousand, an increase of $16,612 thousand or 9%, compared to the three months ended June 30, 2023. The increase in Retail revenues, net of discounts, was primarily driven by: (i) the legalization of adult-use sales in Maryland, which began on July 1, 2023, and (ii) revenue generated from new Retail store openings as described above, partially offset by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $156,323 thousand, an increase of $20,269 thousand or 15%, compared to the three months ended June 30, 2023. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use sales in Maryland, which began on July 1, 2023, as well as increased production associated with the completion of various construction projects in 2023.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $(80,832) thousand, an increase of $9,122 thousand or 13% compared to the three months ended June 30, 2023. The increase in intersegment eliminations was driven by increased intercompany sales, primarily to Company-owned Retail stores in Maryland, New York and Pennsylvania. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 27% of total revenues during the three months ended June 30, 2024 as compared to 25% during the three months ended June 30, 2023.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

Revenues, net of discounts for the Retail segment were $408,434, an increase of $31,512 or 8%, compared to the six months ended June 30, 2023. The increase in Retail revenues, net of discounts, was primarily driven by: (i) the legalization of adult-use sales in Maryland, which began on July 1, 2023, and (ii) revenue generated from new Retail store openings as described above, partially offset by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $306,235 thousand, an increase of $44,564 thousand or 17%, compared to the six months ended June 30, 2023. The increase in Consumer Packaged Goods revenues was primarily driven by the legalization of adult-use sales in Maryland, which began on July 1, 2023, as well as increased production associated with the completion of various construction projects in 2023.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $158,716 thousand, an increase of $21,047 thousand or 15% compared to the six months ended June 30, 2023. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned retail stores primarily in Maryland, Pennsylvania, New York and New Jersey. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 27% of total revenues during the six months ended June 30, 2024 as compared to 25% during the six months ended June 30, 2023.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of Consumer Packaged Goods brands including &Shine, Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles, and RYTHM, primarily to third-party customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its Retail stores, as well as direct-to-consumer delivery where permitted by state law.

For the three and six months ended June 30, 2024, revenue was contributed from Retail and Consumer Packaged Goods sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three and six months ended June 30, 2024, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business within its current markets while considering strategic acquisition and partnership opportunities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net Income Before Non-Controlling Interest	$20,918	$13,690	$52,266	$23,095
Interest Income, net	(2,314)	(1,531)	(4,417)	(3,262)
Interest Expense, net	5,981	2,869	13,495	6,685
Provision for Income Taxes	31,899	25,765	64,048	59,401
Total Other (Income) Expense	(2,464)	270	(701)	(654)
Depreciation and Amortization	27,985	24,234	55,760	47,735
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$82,005	$65,297	$180,451	$133,000
Stock-based Compensation, Non-cash	8,866	7,381	15,356	13,620
Acquisition, Transaction and Other Non-operating Costs (Income)	2,925	3,138	(11,463)	5,430
Adjusted EBITDA (Non-GAAP Measure)	$93,796	$75,816	$184,344	$152,050

Liquidity, Financing Activities During the Period, and Capital Resources

As of June 30, 2024, and December 31, 2023 the Company had total current liabilities of $370,579 thousand and $126,050 thousand, respectively, and cash and cash equivalents of $196,142 thousand and $161,634 thousand, respectively, to meet its current obligations. The Company had working capital of $33,223 thousand as of June 30, 2024, a decrease of $183,489 thousand as compared to December 31, 2023. This decrease in working capital was primarily associated with the change in classification of the April 30, 2021 private placement debt from a long-term liability to a current liability.

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

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net Cash Provided by Operating Activities	$104,174	$93,028
Net Cash Used in Investing Activities	$(34,323)	$(131,542)
Net Cash (Used in) Provided by Financing Activities	$(35,343)	$9,858

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

None.

Multiple Voting Shares

None.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the six months ended June 30, 2024:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2024 through January 31, 2024	—	$—	—	$—
February 1, 2024 through February 29, 2024	—	—	—	—
March 1, 2024 through March 31, 2024	1,067,000	12.27	1,067,000	46,600
April 1, 2024 through April 30, 2024	—	—	—	—
May 1, 2024 through May 31, 2024	659,100	12.05	659,100	38,660
June 1, 2024 through June 30, 2024	998,900	12.33	998,900	26,700
	2,725,000	$12.27	2,725,000	$26,700

(1) On September 5, 2023, the Company's Board of Directors authorized the repurchase of up to 5%, or 10,486,951 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. On February 28, 2024, the Company's Board of Directors authorized an increase in its share repurchase program of $50,000 thousand. During the six months ended June 30, 2024, the Company repurchased 2,725,000 Subordinate Voting Shares at an average price of $12.27 per share, bringing the total remaining repurchase ability to approximately $26,700 thousand through September 10, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans. During the three months ended June 30, 2024, none of the Company's directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in the Item 408(a) of Regulation S-K.

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

Date: August 6, 2024

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: August 6, 2024