Form 10-Q
period 2024-09-30
Green Thumb Industries Inc.
filed 2024-11-08
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024 there were 212,043,394 shares of the registrant’s Subordinate Voting Shares, 37,623 shares of the registrant’s Multiple Voting Shares and 206,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

(Amounts Expressed in United States Dollars)

	September 30,	December 31,
	2024	2023
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$173,641	$161,634
Accounts Receivable, Net	48,962	42,975
Income Tax Receivable	5,487	—
Inventories, Net	138,283	112,970
Prepaid Expenses	18,164	19,801
Other Current Assets	7,337	5,382
Total Current Assets	391,874	342,762
Property and Equipment, Net	695,666	687,106
Right of Use Assets, Net	245,978	238,369
Investments	61,422	64,361
Investments in Associates	21,934	24,942
Note Receivable	3,893	550
Intangible Assets, Net	500,860	538,678
Goodwill	589,691	589,691
Deferred Tax Assets	1,041	1,041
Deposits and Other Assets	2,513	2,557
TOTAL ASSETS	$2,514,872	$2,490,057
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$19,848	$24,495
Accrued Liabilities	75,584	59,552
Compensation Payable	19,295	16,005
Current Portion of Notes Payable	9,397	2,996
Current Portion of Lease Liabilities	13,329	12,297
Income Tax Payable	23,216	10,705
Total Current Liabilities	160,669	126,050
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	260,790	249,464
Notes Payable, Net of Current Portion and Debt Discount	246,182	305,527
Contingent Consideration Payable	—	33,250
Deferred Income Taxes	72,510	72,510
TOTAL LIABILITIES	740,151	786,801
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2024: Unlimited, 211,718,705, and 211,718,705, respectively, at December 31, 2023: Unlimited, 209,871,792, and 209,871,792, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2024: Unlimited, 37,683 and 37,683, respectively, at December 31, 2023: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2024: Unlimited, 206,690 and 206,690, respectively, at December 31, 2023: Unlimited, 216,690 and 216,690, respectively)	—	—
Share Capital	1,748,788	1,703,852
Contributed (Deficit) Surplus	(25,520)	7,871
Deferred Share Issuances	12,973	12,973
Accumulated Earnings (Deficit)	38,586	(21,818)
Equity of Green Thumb Industries Inc.	1,774,827	1,702,878
Noncontrolling interests	(106)	378
TOTAL SHAREHOLDERS' EQUITY	1,774,721	1,703,256
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,514,872	$2,490,057

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$286,865	$275,398	$842,818	$776,322
Cost of Goods Sold	(139,274)	(141,592)	(399,778)	(392,515)
Gross Profit	147,591	133,806	443,040	383,807
Expenses:
Selling, General, and Administrative	104,967	84,779	275,725	249,515
Total Expenses	104,967	84,779	275,725	249,515
Income From Operations	42,624	49,027	167,315	134,292
Other Income (Expense):
Other (Expense) Income, Net	(290)	(631)	411	23
Interest Income, Net	2,665	1,576	7,082	4,838
Interest Expense, Net	(5,296)	(4,639)	(18,791)	(11,324)
Total Other Expense	(2,921)	(3,694)	(11,298)	(6,463)
Income Before Provision for Income Taxes And Non-Controlling Interest	39,703	45,333	156,017	127,829
Provision For Income Taxes	30,922	34,526	94,970	93,927
Net Income Before Non-Controlling Interest	8,781	10,807	61,047	33,902
Net Income Attributable to Non-Controlling Interest	165	295	643	851
Net Income Attributable To Green Thumb Industries Inc.	$8,616	$10,512	$60,404	$33,051
Net Income Per Share - Basic	$0.04	$0.05	$0.26	$0.14
Net Income Per Share - Diluted	$0.04	$0.05	$0.26	$0.14
Weighted Average Number of Shares Outstanding - Basic	236,303,348	239,459,783	236,821,181	238,248,852
Weighted average Number of Shares Outstanding - Diluted	238,295,887	240,289,959	239,934,521	239,827,112

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2023	$1,693,429	$34,421	$12,973	$(35,546)	$539	$1,705,816
Distribution of contingent consideration	6,454	—	—	—	—	6,454
Exercise of options, RSUs	2,461	(694)	—	—	—	1,767
Stock-based compensation	—	7,215	—	—	—	7,215
Distributions to non-controlling interest holders	—	—	—	—	(270)	(270)
Repurchase of Subordinate Voting Shares	—	(24,890)	—	—	—	(24,890)
Net income	—	—	—	10,512	295	10,807
Balance, September 30, 2023	$1,702,344	$16,052	$12,973	$(25,034)	$564	$1,706,899
Balance, January 1, 2023	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Issuance of deferred shares	20,454	—	(20,454)	—	—	—
Distribution of contingent consideration	12,524	—	—	—	—	12,524
Indemnification of deferred shares associated with post acquisition costs	—	—	(2,784)	—	—	(2,784)
Exercise of options and RSUs	5,809	(3,126)	—	—	—	2,683
Stock-based compensation	—	20,835	—	—	—	20,835
Distributions to non-controlling interest holders	—	—	—	—	(803)	(803)
Repurchase of Subordinate Voting Shares	—	(24,890)	—	—	—	(24,890)
Net income	—	—	—	33,051	851	33,902
Balance, September 30, 2023	$1,702,344	$16,052	$12,973	$(25,034)	$564	$1,706,899

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2024	$1,742,784	$(31,865)	$12,973	$29,970	$94	$1,753,956
Exercise of options and RSUs	6,028	(2,004)	—	—	—	4,024
Options exercised through net share settlement	(24)	—	—	—	—	(24)
Stock-based compensation	—	8,349	—	—	—	8,349
Distributions to non-controlling interest holders	—	—	—	—	(365)	(365)
Net income	—	—	—	8,616	165	8,781
Balance, September 30, 2024	$1,748,788	$(25,520)	$12,973	$38,586	$(106)	$1,774,721
Balance, January 1, 2024	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256
Distribution of contingent consideration	17,259	—	—	—	—	17,259
Exercise of options and RSUs	16,818	(6,856)	—	—	—	9,962
Options exercised through net share settlement	10,859	(16,792)	—	—	—	(5,933)
Stock-based compensation	—	23,705	—	—	—	23,705
Distributions to non-controlling interest holders	—	—	—	—	(1,127)	(1,127)
Repurchase of Subordinate Voting Shares	—	(33,448)	—	—	—	(33,448)
Net income	—	—	—	60,404	643	61,047
Balance, September 30, 2024	$1,748,788	$(25,520)	$12,973	$38,586	$(106)	$1,774,721

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$60,404	$33,051
Net income attributable to non-controlling interest	643	851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,252	73,363
Amortization of operating lease right of use assets	41,622	35,996
Loss on disposal of property and equipment	1,163	2,815
Impairment of long-lived property and equipment	450	285
Loss on equity method investments	2,184	952
Loss from lease modification	219	87
Stock-based compensation	23,705	20,835
(Increase) decrease in fair value of investments	(256)	153
Gain on settlement of contingent consideration	(15,991)	—
Increase in fair value of contingent consideration	—	3,370
Decrease in fair value of warrants	(2,389)	(934)
Gain on indemnification of deferred shares associated with post acquisition costs	—	(2,784)
Amortization of debt discount	2,914	7,128
Changes in operating assets and liabilities:
Accounts receivable, net	(5,987)	(7,673)
Inventories, net	(25,313)	(2,870)
Prepaid expenses and other current assets	1,391	(1,129)
Deposits and other assets	44	536
Accounts payable	(4,647)	4,084
Accrued liabilities	17,504	4,052
Operating lease liabilities	(37,091)	(32,114)
Income tax receivable and payable, net	7,024	13,818
NET CASH PROVIDED BY OPERATING ACTIVITIES	151,845	153,872
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(52,992)	(183,594)
Proceeds from disposal of property and equipment	345	319
Investments in securities and associates	(7,803)	(4,500)
Proceeds from equity investments and notes receivable	7,015	331
NET CASH USED IN INVESTING ACTIVITIES	(53,435)	(187,444)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to non-controlling interest holders	(1,127)	(803)
Repurchase of Subordinate Voting Shares	(33,448)	(24,890)
Payments for taxes related to net share settlement of equity awards	(5,933)	—
Proceeds from exercise of options and RSUs	9,962	2,683
Proceeds from issuance of notes payable	170,923	16,654
Principal repayment of notes payable	(226,780)	(912)
NET CASH USED IN FINANCING ACTIVITIES	(86,403)	(7,268)
CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,007	(40,840)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	161,634	177,682
CASH AND CASH EQUIVALENTS END OF PERIOD	$173,641	$136,842

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$16,555	$15,564
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,958	$(10,115)
Noncash increase in right of use asset	$(11,937)	$(5,599)
Noncash increase in lease liability	$11,937	$5,599
Issuance of shares associated with contingent consideration	$17,259	$12,524
Deferred share distributions	$—	$(20,454)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail locations. The Company also owns and operates retail cannabis stores that include a national chain named RISE Dispensaries that sell our products and third-party products. As of September 30, 2024, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,800 people and serves millions of patients and customers annually.

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

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of September 30, 2024, the Company had 8,491,983 options, 4,561,819 restricted stock units and 2,128,022 warrants outstanding. As of September 30, 2023, the Company had 10,229,895 options, 3,499,193 restricted stock units and 3,734,555 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(d) Earnings per Share (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended September 30, 2024, the computation of diluted earnings per share included 1,001,228 options, 923,686 restricted stock units, and 67,625 warrants. For the nine months ended September 30, 2024, the computation of diluted earnings per share included 1,339,591 options, 1,669,708 restricted stock units, and 104,041 warrants. For the three months ended September 30, 2023, the computation of diluted earnings per share included 211,651 options and 618,525 restricted stock units. For the nine months ended September 30, 2023, the computation of diluted earnings per share included 153,215 options and 1,425,045 restricted stock units. There were no dilutive warrants during the three and nine months ended September 30, 2023 as the strike price was greater than the average stock price for the period. For the three and nine months ended September 30, 2024, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 869,491 and 918,465, respectively. For the three and nine months ended September 30, 2023, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 2,349,064 and 3,198,625, respectively.

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

The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no other standards yet to be adopted which are relevant to the business for disclosure.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Raw Material	$2,961	$1,547
Packaging and Miscellaneous	11,806	10,661
Work in Process	54,764	47,029
Finished Goods	72,566	57,631
Reserve for Obsolete Inventory	(3,814)	(3,898)
Total Inventories, Net	$138,283	$112,970

3. PROPERTY AND EQUIPMENT

At September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Buildings and Improvements	$354,054	$353,912
Equipment, Computers and Furniture	189,736	171,522
Leasehold Improvements	229,964	200,232
Land	33,725	33,725
Land Improvements	1,538	1,046
Assets Under Construction	27,388	23,142
Capitalized Interest	31,944	30,817
Total Property and Equipment	868,349	814,396
Less: Accumulated Depreciation	(172,683)	(127,290)
Property and Equipment, net	$695,666	$687,106

Assets under construction represent costs associated with construction projects on cultivation and production facilities and retail stores as well as costs associated with internal-use software not yet placed in service.

Depreciation expense for the three and nine months ended September 30, 2024 totaled $15,918 thousand and $46,434 thousand, respectively, of which $10,240 thousand and $29,963 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and nine months ended September 30, 2023 totaled $12,885 thousand and $35,266 thousand, respectively, of which $8,298 thousand and $23,348 thousand, respectively, is included in cost of goods sold.

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

At September 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$190,838	$469,878	$660,716	$157,764	$502,952
Trademarks	41,511	15,422	26,089	41,511	13,378	28,133
Customer Relationships	24,438	19,545	4,893	24,438	16,927	7,511
Non-Competition Agreements	2,565	2,565	—	2,565	2,483	82
Total Intangible Assets	$729,230	$228,370	$500,860	$729,230	$190,552	$538,678

The Company recorded amortization expense for the three and nine months ended September 30, 2024 of $12,574 thousand and $37,818 thousand, respectively. The Company recorded amortization expense for the three and nine months ended September 30, 2023 of $12,743 thousand and $38,097 thousand, respectively. As of September 30, 2024 and December 31, 2023, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2024:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2024	$12,574
2025	50,294
2026	47,332
2027	46,803
2028	46,803
2029 and Thereafter	297,054
$500,860

As of September 30, 2024, the weighted average amortization period remaining for intangible assets was 10.68 years.

(b) Goodwill

At September 30, 2024 and December 31, 2023 the balances of goodwill, by segment, consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Retail	$273,802	$273,802
Consumer Packaged Goods	315,889	315,889
Total	$589,691	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024 and 2023, there were no goodwill impairment charges recognized by the Company in the unaudited interim condensed consolidated statements of operations.

14Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of September 30, 2024 and December 31, 2023, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $61,422 thousand and $64,361 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the nine months ended September 30, 2024 and year ended December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Beginning	$64,361	$74,169
Additions	3,817	8,200
Proceeds	(7,012)	(498)
Fair value adjustment	256	(17,460)
Transfers and other	—	(50)
Ending	$61,422	$64,361

The following table summarizes the change in fair value associated with the Company's equity investments and notes receivable instruments recorded during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Equity Investments	$(67)	$724	$91	$(410)
Notes Receivable Instruments	—	—	9	—
Accrued Interest on Notes Receivable Instruments	(10)	51	156	257
Net fair value gains (losses)	$(77)	$775	$256	$(153)

(a) Equity Investments

The Company held equity investments in both publicly and privately traded entities throughout the three and nine months ended September 30, 2024 and 2023. Publicly traded entities generally have readily determinable fair values and are classified as Level 1 investments. Meanwhile, non-publicly traded entities generally do not have readily determinable fair values and are classified as Level 3 investments. The Company has classified all of its holdings as trading securities and recorded such amounts within investments on the Company's unaudited interim condensed consolidated balance sheets.

The following table summarizes the change in the Company's Level 1 equity investments during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Beginning	$507	$1,370	$2,001	$2,535
Proceeds	(440)	—	(2,092)	(31)
Fair value adjustment	(67)	724	91	(410)
Ending	$—	$2,094	$—	$2,094

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

The following table summarizes the change in the Company's Level 3 equity investments during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Beginning	$25,953	$42,330	$25,953	$40,330
Additions	852	—	852	2,000
Transfers and other	5,000	—	5,000	—
Ending	$31,805	$42,330	$31,805	$42,330

The following table summarizes unrealized (losses) gains recognized on the Company's equity investments held during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Unrealized gain (loss) recognized on equity investments	$(67)	$724	$91	$(410)
Realized gain (loss) recognized on equity investments	(67)	64	91	60
Net unrealized gain (loss) on equity investments	$—	$660	$—	$(350)

See Note 13 - Fair Value Measurements for additional details.

(b) Notes Receivable Instruments

The Company held note(s) receivable instrument(s) in publicly and privately traded entities throughout the three and nine months ended September 30, 2024 and 2023. The combined fair value of these notes receivable instruments includes the initial investment cost and combined contractual accrued interest recorded within interest income on the unaudited interim condensed consolidated statements of operations.

All of the Company's notes receivable instruments are classified as trading securities and are included within investments on the Company's unaudited interim condensed consolidated balance sheets.

The following table summarizes the change in the Company's Level 1 note receivable instrument during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Beginning	$24,188	$22,214	$22,214	$22,214
Additions	—	—	1,965	—
Fair value adjustment	—	—	9	—
Ending	$24,188	$22,214	$24,188	$22,214

The Company's Level 1 note receivable instrument had a stated interest rate of 13%, a maturity date of April 29, 2025 and did not contain any conversion features.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(b) Notes Receivable Instruments (Continued)

The following table summarizes the change in the Company's Level 3 notes receivable instruments during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Beginning	$10,764	$9,146	$14,193	$9,090
Additions	—	1,500	1,000	1,700
Proceeds	(325)	—	(4,920)	(300)
Accrued Interest	(10)	51	156	257
Transfers and other	(5,000)	—	(5,000)	(50)
Ending	$5,429	$10,697	$5,429	$10,697

The Company's Level 3 notes receivable instruments had a stated interest rate of 10% and terms between twelve months to five years.

On January 9, 2024, one of the Company's privately held notes receivable instruments matured and the Company collected the principal amount of $4,000 thousand along with accrued interest of $605 thousand on such date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For three and nine months ended September 30, 2024, the Company recorded operating lease expense of $16,946 thousand and $41,622 thousand, respectively compared to operating lease expense of $11,628 thousand and $35,996 thousand for three and nine months ended September 30, 2023, respectively.

Other information related to operating leases as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	10.98	11.75
Weighted average discount rate	12.27%	12.40%

Maturities of lease liabilities for operating leases as of September 30, 2024 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
Remainder of 2024	$11,493	$146	$11,639
2025	45,523	592	46,115
2026	45,867	603	46,470
2027	46,364	572	46,936
2028	45,449	364	45,813
2029 and Thereafter	332,247	1,364	333,611
Total Lease Payments	526,943	3,641	530,584
Less: Interest	(255,309)	(1,156)	(256,465)
Present Value of Lease Liability	$271,634	$2,485	$274,119

(b) Related Party Operating Leases

The Company has leasing arrangements that are related party transactions, including for certain facilities in Maryland, Massachusetts and Nevada. Wendy Berger, a former director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owned the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). The terms of these leases range from 7 years to 15 years. For the three and nine months ended September 30, 2024, the Company recorded lease expense of $145 thousand and $450 thousand, respectively, compared to lease expense of $139 thousand and $415 thousand for the three and nine months ended September 30, 2023, respectively, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. NOTES PAYABLE

At September 30, 2024 and December 31, 2023, notes payable consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Charitable contributions[1]	$—	$351
Private placement debt dated April 30, 2021[2]	—	221,680
Syndicated credit facility dated September 11, 2024[3]	147,871	—
Mortgage notes[4]	107,708	86,492
Total notes payable	255,579	308,523
Less: current portion of notes payable	(9,397)	(2,996)
Notes payable, net of current portion	$246,182	$305,527

1 In connection with acquisitions completed in 2017 and 2019, the Company committed to provide charitable contributions of $50 thousand per quarter through October 2024 and $250 thousand per year through May 2024, respectively. The net present value of these contributions was recorded as a liability with interest rates ranging between 2.17% - 7.00%. As of September 30, 2024, the Company has fully satisfied these commitments.

2 The April 30, 2021 private placement debt, as amended on October 21, 2021 (the “April 30, 2021 Notes”), were retired as of September 11, 2024.

3 The Credit Facility (as defined below in Section (a) of this Note 7) was issued in an aggregate amount of $150,000 thousand, and will bear interest at the Secured Overnight Financing Rate (“SOFR”) + 500 basis points, payable quarterly. The Credit Facility matures on September 11, 2029. As of September 30, 2024, the Credit Facility's outstanding principal balance was $150,000 thousand, which was recorded net of debt discount of $2,129 thousand.

4 The Company has issued various mortgage notes at an aggregate value of $112,285 thousand and $88,785 thousand in connection with various operating properties as of September 30, 2024 and December 31, 2023, respectively. The mortgage notes were issued at a discount, the carrying value of which was $1,060 thousand and $725 thousand, and are presented net of principal payments of $3,517 thousand and $1,568 thousand as of September 30, 2024 and December 31, 2023, respectively. These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

(a) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility (the “Credit Facility”) led by Valley National Bank. The Credit Facility has a maturity date of September 11, 2029 and will bear interest from the date of issuance at the SOFR + 500 basis points, payable quarterly. The interest rate on the closing date was 10.10% per annum. The April 30, 2021 Notes were retired on September 11, 2024, with the proceeds from the Credit Facility and cash generated from operations.

(b) Warwick, New York Mortgage Note

On September 4, 2024, the Company closed on a $23,500 thousand mortgage note associated with its Warwick, New York CPG facility bearing an interest rate of 7.75% per annum, with a maturity date of September 4, 2029. The mortgage includes various covenants requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of September 30, 2024, the Company was in compliance with all covenants associated with the mortgage.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS

As part of the terms of the Company’s issuance of the April 30, 2021 Notes, as well as other financing arrangements, the Company issued warrants, which allow the holders to purchase the Company's Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of September 30, 2024 and December 31, 2023:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2023	1,997,208	C$	18.03	0.50	1,737,347	$31.83	2.38
Warrants Expired	(1,606,533)		—	—	—	—	—
Balance as of September 30, 2024	390,675	C$	12.42	0.21	1,737,347	$31.83	1.63

(a) Liability Classified Warrants Outstanding

The following table summarizes the fair value of the liability classified warrants at September 30, 2024 and December 31, 2023:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	September 30, 2024	December 31, 2023	Change
			(in thousands)
Private Placement Financing Warrants Issued May 2019	C$19.39	—	$—	$1,673	$(1,673)
Modification Warrants Issued November 2019	C$12.04	316,947	560	1,151	(591)
Additional Modification Warrants Issued May 2020	C$14.03	73,728	168	293	(125)
Totals		390,675	$728	$3,117	$(2,389)

During the three and nine months ended September 30, 2024 and 2023, the Company recorded gains of $855 thousand and $2,389 thousand, a loss $1,329 thousand and a gain of $934 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the unaudited interim condensed consolidated statements of operations.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 13 - Fair Value Measurements for additional details):

	September 30,	December 31,
Significant Assumptions	2024	2023
Volatility	57.64%-70.07%	61.76% - 74.31%
Remaining Term	0.11-0.64 years	0.39-1.39 years
Risk Free Rate	2.94%	3.91%

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. WARRANTS (Continued)

(b) Equity Classified Warrants Outstanding

The Company's equity classified warrants were recorded at fair value at each respective date of issuance. Equity classified warrants are not remeasured at fair value on a recurring basis and are carried at their issuance date fair value. The following table summarizes the carrying amounts of the Company's equity classified warrants at September 30, 2024 and December 31, 2023:

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

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2024	209,871,792	38,531	216,690
Distribution of contingent consideration	1,250,000	—	—
Issuance of shares upon exercise of options	1,331,937	—	—
Issuances of shares upon vesting of RSUs	905,176	—	—
Repurchase of Subordinate Voting Shares	(2,725,000)	—	—
Exchange of shares	1,084,800	(848)	(10,000)
As at September 30, 2024	211,718,705	37,683	206,690

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

(ii) Repurchase of Subordinate Voting Shares

Following the expiration of the Company's previous share program on September 10, 2024, on September 13, 2024, the Company's Board of Directors authorized a share repurchase program that allows the Company to repurchase up to 10,573,860 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. The share repurchase program commenced on September 23, 2024.

Under the Company's original share repurchase program, a total of 6,568,125 Subordinate Voting Shares were repurchased for $73,304 thousand of which 2,725,000 Subordinate Voting Shares for $33,448 thousand were repurchased during the nine months ended September 30, 2024.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (as amended, the “Plan”). The maximum number of Restricted Stock Units (“RSUs”) and options outstanding under the Plan at any time shall not exceed 10% of the Company's then issued and outstanding shares on an as-converted basis.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2023	10,071,467	$11.75	4.31
Granted	797,289	14.96
Exercised	(1,331,937)	8.66
Forfeited	(1,044,836)	14.06
Balance as of September 30, 2024	8,491,983	$12.65	4.44
Exercisable as of September 30, 2024	3,400,436	$7.66	3.87

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2024 and the year ended December 31, 2023, using the following ranges of assumptions:

	September 30,	December 31,
	2024	2023
Risk-free interest rate	3.02% - 3.92%	3.06% - 4.32%
Expected dividend yield	0%	0%
Expected volatility	62% - 64%	64%
Expected option life	4.46 - 4.5 years	3.5 – 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of unvested RSU awards as of September 30, 2024 and December 31, 2023 and the changes during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2023	3,620,638	$9.25
Granted	2,635,868	14.45
Forfeited	(789,511)	11.62
Vested	(905,176)	9.86
Unvested Shares at September 30, 2024	4,561,819	$11.52

The stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Stock options expense	$2,387	$4,009	$8,081	$12,795
Restricted Stock Units	5,962	3,206	15,624	8,040
Total Stock Based Compensation Expense	$8,349	$7,215	$23,705	$20,835

As of September 30, 2024, $54,282 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.03 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before Income Taxes	$39,703	$45,333	$156,017	$127,829
Income Tax Expense	30,922	34,526	94,970	93,927
Effective Tax Rate	77.9%	76.2%	60.9%	73.5%

The effective tax rates for the three months ended September 30, 2024 and 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the nine months ended September 30, 2024 and 2023 were $87,946 thousand and $80,398 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. OTHER INCOME (EXPENSE)

For the three and nine months ended September 30, 2024 and 2023 other income (expense) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$(67)	$724	$100	$(410)
Fair value adjustments on warrants issued	855	(1,329)	2,389	934
Loss from equity method investments	(1,084)	(202)	(2,184)	(952)
Other	6	176	106	451
Total Other Income (Expense)	$(290)	$(631)	$411	$23

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the quarter ending September 30, 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against Green Thumb (“Defendant”) alleging Defendant breached a commercial property lease with ineffective termination. The court ruled in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found Defendant liable for interest and attorney fees, which have yet to be determined. As of September 30, 2024, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the unaudited interim condensed consolidated balance sheets. No final Order of Judgment has been entered in the case and the Company has reserved all rights and intends to contest the findings, including an appeal if necessary.

Other than the matter discussed above, as of September 30, 2024 and December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of September 30, 2024, the Company held approximately $19,800 thousand of open construction commitments to contractors on work being performed.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of charitable contributions, April 30, 2021 Notes, the Credit Facility and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at September 30, 2024 and December 31, 2023 was $255,579 thousand and $308,523 thousand, respectively, which includes $9,397 thousand and $2,996 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$173,641	$—	$—	$173,641
Investments	24,188	—	37,234	61,422
Warrant Liability	—	—	(728)	(728)
	$197,829	$—	$36,506	$234,335

	As of December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$161,634	$—	$—	$161,634
Investments	24,215	—	40,146	64,361
Contingent Consideration Payable	—	—	(33,250)	(33,250)
Warrant Liability	—	—	(3,117)	(3,117)
	$185,849	$—	$3,779	$189,628

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

The below table presents revenues by type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenues, Net of Discounts
Retail	$206,124	$205,441	$614,558	$582,363
Consumer Packaged Goods	165,500	150,425	471,735	412,096
Intersegment Eliminations	(84,759)	(80,468)	(243,475)	(218,137)
Total Revenues, Net of Discounts	$286,865	$275,398	$842,818	$776,322
Depreciation and Amortization
Retail	$10,657	$9,598	$31,339	$27,539
Consumer Packaged Goods	17,835	16,030	52,913	45,824
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$28,492	$25,628	$84,252	$73,363
Income Taxes
Retail	$15,447	$18,551	$49,416	$50,890
Consumer Packaged Goods	15,475	15,975	45,554	43,037
Intersegment Eliminations	—	—	—	—
Total Income Taxes	$30,922	$34,526	$94,970	$93,927

Goodwill assigned to the Retail segment as of September 30, 2024 and December 31, 2023 was $273,802 thousand in each period. Intangible assets, net assigned to the Retail segment as of September 30, 2024 and December 31, 2023 was $260,390 thousand and $278,492 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of September 30, 2024 and December 31, 2023 was $315,889 thousand in each period. Intangible assets, net assigned to the Consumer Packaged Goods segment as of September 30, 2024 and December 31, 2023 was $240,470 thousand and $260,186 thousand, respectively.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. SUBSEQUENT EVENTS

On November 05, 2024, the Company agreed to extend a $20,000 thousand convertible secured note to Agrify Corporation (“Agrify”) a leading provider of cultivation and extraction solutions for the cannabis industry, of which $10,000 thousand will be drawn upon at closing. Prior to this financing, Green Thumb acquired an ownership stake of approximately 43% in Agrify’s common stock from its outgoing CEO and Chairman and a Director in exchange for approximately $18,000 thousand in cash and Subordinate Voting Shares of Green Thumb subject to certain post-closing conditions (the “Transaction”). As part of the Transaction, Green Thumb also acquired warrants that would allow the Company to extend its ownership stake if exercised.

Following the acceptance of the resignations of a Director and its CEO and Chairman, the Agrify Board appointed Benjamin Kovler as its Chairman and Interim CEO. In addition Armon Vakili, Vice President, Strategic Initiatives and Partnerships of Green Thumb, was also appointed to join the Agrify Board.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and nine months ended September 30, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2024 and the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “2023 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. As of September 30, 2024, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,800 people and serves millions of patients and customers annually.

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

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that provides relationship-centric retail experiences aimed to deliver a superior level of customer service through high-engagement consumer interaction, a consultative, transparent and education-forward selling approach and a consistently available assortment of cannabis products. In addition, Green Thumb owns Retail stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s Retail business is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). The RISE Dispensaries currently are located in all fourteen of the states in which we operate. As of September 30, 2024, the Company had 98 open and operating Retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 and (ii) unaudited interim condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change		YTD Change
	2024	2023	2024	2023	$	%	$	%
	(in thousands, except share and per share amounts)				Increase (Decrease)
Revenues, Net of Discounts	$286,865	$275,398	$842,818	$776,322	$11,467	4%	$66,496	9%
Cost of Goods Sold	(139,274)	(141,592)	(399,778)	(392,515)	(2,318)	(2)%	7,263	2%
Gross Profit	147,591	133,806	443,040	383,807	13,785	10%	59,233	15%
Expenses:
Selling, General, and Administrative	104,967	84,779	275,725	249,515	20,188	24%	26,210	11%
Total Expenses	104,967	84,779	275,725	249,515	20,188	24%	26,210	11%
Income From Operations	42,624	49,027	167,315	134,292	(6,403)	(13)%	33,023	25%
Total Other Expense	(2,921)	(3,694)	(11,298)	(6,463)	(773)	(21)%	4,835	75%
Income Before Provision for Income Taxes And Non-Controlling Interest	39,703	45,333	156,017	127,829	(5,630)	(12)%	28,188	22%
Provision for Income Taxes	30,922	34,526	94,970	93,927	(3,604)	(10)%	1,043	1%
Net Income Before Non-Controlling Interest	8,781	10,807	61,047	33,902	(2,026)	(19)%	27,145	80%
Net Income Attributable to Non-Controlling Interest	165	295	643	851	(130)	(44)%	(208)	(24)%
Net Income Attributable To Green Thumb Industries Inc.	$8,616	$10,512	$60,404	$33,051	$(1,896)	(18)%	$27,353	83%
Net Income Per Share - Basic	$0.04	$0.05	$0.26	$0.14	$(0.01)	(20)%	$0.12	86%
Net Income Per Share - Diluted	$0.04	$0.05	$0.26	$0.14	$(0.01)	(20)%	$0.12	86%
Weighted Average Number of Shares Outstanding – Basic	236,303,348	239,459,783	236,821,181	238,248,852
Weighted Average Number of Shares Outstanding – Diluted	238,295,887	240,289,959	239,934,521	239,827,112

	September 30, 2024	December 31, 2023
	(in thousands)
Total Assets	$2,514,872	$2,490,057
Long-Term Liabilities	$579,482	$660,751

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenues, net of Discounts

Revenues, net of discounts for the three months ended September 30, 2024 was $286,865 thousand, up 4% from $275,398 thousand for the three months ended September 30, 2023. Key performance drivers for the period included the expansion of the adult-use market in New York and Maryland, legalization of adult-use sales in Ohio, which began on August 6, 2024, and revenue generated from new retail stores, partially offset by price compression and increased competition in certain markets.

The Company generated revenue from 98 Retail stores during the quarter compared to 85 in the same quarter of the prior year. Retail revenues made up 72% of total revenues during the three months ended September 30, 2024 as compared to 75% during the three months ended September 30, 2023. Since September 30, 2023, the Company has opened twelve new Retail stores in Florida and two new Retail stores in New York. The Company also disposed of one Retail store in Massachusetts.

Consumer Packaged Goods revenues made up 28% of total revenues during the three months ended September 30, 2024 as compared to 25% during the three months ended September 30, 2023.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended September 30, 2024 was $139,274 thousand, down 2% from $141,592 thousand for the three months ended September 30, 2023. The decrease was driven by operational leverage from the Company's Consumer Packaged Goods business and an increase in Retail sales of Green Thumb-produced products.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $147,591 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 51%. This is compared to gross profit for the three months ended September 30, 2023 of $133,806 thousand, or a 49% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above. The increase in gross margin (percent) was primarily driven by operational leverage from the Company's Consumer Packaged Goods business, as described above, and lower costs associated with the purchase of Retail inventory.

Total Expenses

Total expenses for the three months ended September 30, 2024 were $104,967 thousand, or 37% of revenues, net of discounts, an increase of $20,188 thousand compared to the same period in the prior year. Total expenses for the three months ended September 30, 2023 were $84,779 thousand or 31% of revenues, net of discounts. The increase in total expenses was attributable to increased costs associated with ongoing claims and litigation and increased costs associated with the opening and operation of new Retail stores as described above.

Total Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2024 was $(2,921) thousand, a favorable change of $773 thousand, primarily due to favorable fair value adjustments on the Company's warrant liability during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended September 30, 2024 was $39,703 thousand, a decrease of $5,630 thousand compared to the three months ended September 30, 2023.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $8,349 thousand and $7,215 thousand in the three months ended September 30, 2024 and 2023, respectively, and other nonoperating expenses of $9,727 thousand and $1,119 thousand in three months ended September 30, 2024 and 2023, respectively, adjusted earnings before interest, depreciation, and amortization (“Adjusted EBITDA”) was $89,192 thousand and $82,989 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2024, federal and state income tax expense totaled $30,922 thousand compared to expense of $34,526 thousand for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenues, net of Discounts

Revenues, net of discounts for the nine months ended September 30, 2024 was $842,818 thousand, an increase of 9% from $776,322 for the nine months ended September 30, 2023. The increase in revenue was largely due to expansion of adult-use market in Maryland, growth in Consumer Packaged Goods revenues in New York and New Jersey, legalization of adult-use sales in Ohio, as well as revenue generated from new retail stores opened in the current period, partially offset by price compression and increased competition in certain markets.

The Company generated revenue from 98 retail stores during the period compared to 85 in the same period of the prior year. Since September 30, 2023, the Company has opened twelve new Retail stores in Florida and two new Retail stores in New York. The Company also disposed of one Retail store in Massachusetts.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the nine months ended September 30, 2024 was $399,778 thousand, an increase of 2% from $392,515 thousand for the nine months ended September 30, 2023, driven by increased volume from the launch of adult-use sales in Maryland as described above, and new retail store openings since September 30, 2023 in Florida and New York.

Gross Profit

Gross profit for the nine months ended September 30, 2024 was $443,040 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 53%. This is compared to gross profit for the nine months ended September 30, 2023 of $383,807 thousand or a 49% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above, while the increase in gross margin (percent) was primarily driven by operational leverage from the Company's CPG business, as described above, and lower costs associated with the purchase of Retail inventory.

Total Expenses

Total expenses for the nine months ended September 30, 2024 were $275,725 thousand or 33% of revenues, net of discounts, an increase of $26,210 thousand over the same period in the prior year. Total expenses for the nine months ended September 30, 2023 were $249,515 thousand or 32% of revenues, net of discounts. The increase in total expenses was attributable to increased costs associated with ongoing claims and litigation and increased costs associated with the opening and operation of new Retail stores as described above. The increase in total expenses was partially offset by favorable fair value adjustments associated with the Company's contingent consideration arrangements recorded during the nine months ended September 30, 2024.

Total Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2024 was $(11,298) thousand, an unfavorable change of $4,835 thousand over the same period in the prior year, primarily due to a decrease in capitalized interest during the nine months ended September 30, 2024.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the nine months ended September 30, 2024 was $156,017 thousand, an increase of $28,188 thousand compared to the nine months ended September 30, 2023.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $23,705 thousand and $20,835 thousand, and other nonoperating (income) expenses, of $(1,736) thousand and $6,549 thousand in the nine months ended September 30, 2024 and 2023, respectively, Adjusted EBITDA was $273,536 thousand and $235,039 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2024, federal and state income tax expense totaled $94,970 thousand compared to expense of $93,927 thousand for the nine months ended September 30, 2023.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		QTD Change
	2024	2023	$	%
	(in thousands)		Increase (Decrease)
Retail	$206,124	$205,441	$683	0%
Consumer Packaged Goods	165,500	150,425	15,075	10%
Intersegment Eliminations	(84,759)	(80,468)	4,291	5%
Total Revenues, Net of Discounts	$286,865	$275,398	$11,467	4%

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$614,558	$582,363	$32,195	6%
Consumer Packaged Goods	471,735	412,096	59,639	14%
Intersegment Eliminations	(243,475)	(218,137)	25,338	12%
Total Revenues, Net of Discounts	$842,818	$776,322	$66,496	9%

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Revenues, net of discounts, for the Retail segment were $206,124 thousand, an increase of $683 thousand, compared to the three months ended September 30, 2023. The increase in Retail revenues, net of discounts, was primarily driven by the expansion of the adult-use market in New York and Maryland, legalization of adult-use sales in Ohio and revenue generated from new retail stores, primarily offset by price compression and increased competition in certain markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $165,500 thousand, an increase of $15,075 thousand or 10%, compared to the three months ended September 30, 2023. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the increased production due to the completion of various construction projects in late 2023.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $(84,759) thousand, an increase of $4,291 thousand or 5% compared to the three months ended September 30, 2023. The increase in intersegment eliminations was driven by increased intercompany sales, primarily to Company-owned Retail stores in Florida, New York and Pennsylvania. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 28% of total revenues during the three months ended September 30, 2024 as compared to 25% during the three months ended September 30, 2023.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

Revenues, net of discounts for the Retail segment were $614,558, an increase of $32,195 or 6%, compared to the nine months ended September 30, 2023. The increase in Retail revenues, net of discounts, was primarily driven by the legalization of adult-use sales in Maryland, continued growth in existing markets, as well as revenue generated from new retail stores opened in the current period, partially offset by price compression and increased competition in certain markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $471,735 thousand, an increase of $59,639 thousand or 14%, compared to the nine months ended September 30, 2023. The increase in Consumer Packaged Goods revenues was primarily driven by the expansion of adult-use sales in Maryland, New York, New Jersey and Ohio, as described above, as well as increased production associated with the completion of various construction projects in 2023.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $243,475 thousand, an increase of $25,338 thousand or 12% compared to the nine months ended September 30, 2023. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned retail stores primarily in Maryland, Pennsylvania, and New York. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 27% of total revenues during the nine months ended September 30, 2024 as compared to 25% during the nine months ended September 30, 2023.

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

For the three and nine months ended September 30, 2024, revenue was contributed from Retail and Consumer Packaged Goods sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three and nine months ended September 30, 2024, the Company continued to be focused on creating sustainable, profitable growth of the Company’s business within its current markets while considering strategic acquisition and partnership opportunities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net Income Before Non-Controlling Interest	$8,781	$10,807	$61,047	$33,902
Interest Income, net	(2,665)	(1,576)	(7,082)	(4,838)
Interest Expense, net	5,296	4,639	18,791	11,324
Provision for Income Taxes	30,922	34,526	94,970	93,927
Total Other Expense (Income)	290	631	(411)	(23)
Depreciation and Amortization	28,492	25,628	84,252	73,363
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$71,116	$74,655	$251,567	$207,655
Stock-based Compensation, Non-cash	8,349	7,215	23,705	20,835
Acquisition, Transaction and Other Non-operating Costs (Income)	9,727	1,119	(1,736)	6,549
Adjusted EBITDA (Non-GAAP Measure)	$89,192	$82,989	$273,536	$235,039

Liquidity, Financing Activities During the Period, and Capital Resources

As of September 30, 2024, and December 31, 2023 the Company had total current liabilities of $160,669 thousand and $126,050 thousand, respectively, and cash and cash equivalents of $173,641 thousand and $161,634 thousand, respectively, to meet its current obligations. The Company had working capital of $231,205 thousand as of September 30, 2024, an increase of $14,493 thousand as compared to December 31, 2023. This increase in working capital was primarily driven by an increase in inventory.

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

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net Cash Provided by Operating Activities	$151,845	$153,872
Net Cash Used in Investing Activities	$(53,435)	$(187,444)
Net Cash Used in Financing Activities	$(86,403)	$(7,268)

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

None.

Multiple Voting Shares

None.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the nine months ended September 30, 2024:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2024 through January 31, 2024	—	$—	—	$—
February 1, 2024 through February 29, 2024	—	—	—	—
March 1, 2024 through March 31, 2024	1,067,000	12.27	1,067,000	46,600
April 1, 2024 through April 30, 2024	—	—	—	—
May 1, 2024 through May 31, 2024	659,100	12.05	659,100	38,660
June 1, 2024 through June 30, 2024	998,900	12.33	998,900	26,700
July 1, 2024 through July 31, 2024	—	—	—	—
August 1, 2024 through August 31, 2024	—	—	—	—
September 1, 2024 through September 30, 2024	—	—	—	50,000
	2,725,000	$12.27	2,725,000	$50,000

(1) Following the expiration of the Company's previous share program on September 10, 2024, on September 13, 2024, the Company's Board of Directors authorized a share repurchase program that allows the Company to repurchase up to 10,573,860 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. The share repurchase program commenced on September 23, 2024.

Under the Company's original share repurchase program, a total of 6,568,125 Subordinate Voting Shares were repurchased for $73,304 thousand of which 2,725,000 Subordinate Voting Shares for $33,448 thousand were repurchased during the nine months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2024, none of the Company's directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in the Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

10.1	AMENDMENT NO. 3 TO THE GREEN THUMB INDUSTRIES INC. 2018 STOCK AND INCENTIVE PLAN

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.Ins	Inline XBRL Instance Document

101.Scs	Inline XBRL Taxonomy Extension Schema Document

101.Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.Def	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.Lab	Inline XBRL Taxonomy Extension Label Linkbase Document

101.Pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with Inline XBRL File)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: November 8, 2024

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: November 8, 2024