Form 10-K
period 2024-12-31
Green Thumb Industries Inc.
filed 2025-02-27
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of February 21, 2025, there were 211,465,453 shares of the registrant’s Subordinate Voting Shares, 37,623 shares of the registrant’s Multiple Voting Shares and 206,690 shares of the registrant’s Super Voting Shares outstanding.

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares, and Super Voting Shares (on an as converted basis, based on the closing price of these Subordinate Voting Shares on the Canadian Stock Exchange) on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $2,612,950 thousand.

DOCUMENTS INCORPORATED BY REFERENCE

Part I of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant’s Amendment No. 2 Registration Statement on Form S-1 (No. 333-248213) to the extent stated herein under the heading “History of the Company.”

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2025 Annual General Meeting of Shareholders (the “2025 Proxy Statement”). The 2025 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2024, the end of the registrant’s fiscal year.

GREEN THUMB INDUSTRIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

PART I

ITEM 1. BUSINESS

Background

Green Thumb Industries Inc. is a reporting issuer in the United States and Canada and the Company’s Subordinate Voting Shares (as hereinafter defined) are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “GTII.” The Company’s Subordinate Voting Shares are also traded in the United States on the OTCQX Best Market (the “OTCQX”) under the symbol “GTBIF.”

Originally founded in 2014, Green Thumb began operations in 2015 upon the award of a medical marijuana license for cultivation/processing and retail sale of cannabis in Illinois. The Company has since expanded its operational footprint to fourteen U.S. markets, including California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. Currently, Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a national chain called RISE Dispensaries, as well as retail stores operating under other names (which we refer to as our Retail business). Our retail stores sell a combination of our products and third-party products.

The Company, through its subsidiaries, owns state-licensed medical and/or adult-use cannabis businesses in California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. The following organizational chart describes the organizational structure of the Company as of December 31, 2024. See Exhibit 21.1 to this document for a list of significant subsidiaries of the Company. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted in Exhibit 21.1. In part, the complexity of our organization structure is due to state licensing requirements that mandate that we maintain the corporate identity of our operating license holders.

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

Financing Activities

(i) Senior Secured Notes

On April 30, 2021, the Company closed a $216,734 thousand senior secured non-brokered private placement financing through the issuance of senior secured notes (the “April 30, 2021 Notes”) pursuant to the Second Amendment to the Note Purchase Agreement (the “Note Purchase Agreement”). The Company used the proceeds to retire the Company’s existing $105,466 thousand, senior secured notes due May 22, 2023 (the “May 22, 2019 Notes”) and the remaining proceeds for general working capital purposes as well as various growth initiatives. The April 30, 2021 Notes originally had a maturity date of April 30, 2024 and bear interest from the date of issue of 7% per annum, payable quarterly, with an option, at the discretion of the Company, to extend for an additional twelve months. The financing permitted the Company to borrow an additional $33,266 thousand over the next twelve months. The purchasers of the April 30, 2021 Notes also received 1,459,044 warrants (the “Warrants”), which allow the holder to purchase one Subordinate Voting Share of the Company at an exercise price of $32.68 per share, for a period of 60 months from the date of issue.

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

From October 19, 2023 through November 30, 2023, the Company repurchased $25,500 thousand of the April 30, 2021 Notes held by unrelated third-party lenders at 95% of their original value. In connection with the repurchase, the Company also wrote off $350 thousand of the associated unamortized debt discount. The April 30, 2021 Notes had an outstanding principal balance of $224,435 thousand and were recorded net of debt discount, the carrying value of which was $2,755 thousand as of December 31, 2023. The April 30, 2021 Notes were retired as of September 11, 2024.

(ii) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility (the “Credit Facility”) led by Valley National Bank. The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the Secured Overnight Financing Rate (“SOFR”) plus 500 basis points, payable monthly. The interest rate on the closing date was 10.10% per annum. The floating interest rate as of December 31, 2024 was 9.45% per annum.

(iii) Mortgage Financing Arrangement

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

Ocala, Florida Mortgage Note

On December 7, 2023, the Company entered into a $15,000 thousand mortgage note associated with its Ocala, Florida CPG facility bearing an interest rate of 7.45% per annum, with a maturity date of December 31, 2028.

Cottage Grove, Minnesota Mortgage Note

On December 14, 2023, the Company entered into a $17,000 thousand mortgage note associated with its Cottage Grove CPG facility bearing an interest rate of 7.75% per annum, with a maturity date of January 1, 2029.

Warwick, New York Mortgage Note

On September 4, 2024, the Company entered into a $23,500 thousand mortgage note associated with its Warwick, New York CPG facility bearing an interest rate of 7.75% per annum, with a maturity date of September 4, 2029.

See Note 8 - Notes Payable for details.

Description of the Business

Overview of the Company

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb promotes well-being through the power of cannabis, while giving back to the communities in which it serves. As of December 31, 2024, Green Thumb has operations across fourteen U.S. markets, employs approximately 4,800 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb’s own retail stores (which we refer to as our Retail business).

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes and then uses to produce our consumer packaged goods in twenty owned and operated manufacturing facilities. This portfolio consists of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products across a range of stock keeping units (“SKUs”) (none of which are individually material to the Company). These Consumer Packaged Goods products are sold in retail locations throughout the fourteen U.S. markets Green Thumb operates in including Green Thumb’s own RISE Dispensaries and other retail dispensaries. In addition, an immaterial portion of our business in the last fiscal year involved products containing consumable hemp-derived tetrahydrocannabinol (“THC”) variants such as Delta-8 THC and, Delta-9 THC (“psychoactive hemp-based products”).

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers high-quality products that they value while providing superior customer service. In addition, we own and operate stores under other names subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is derived primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (less than 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries currently are located in fourteen of the states in which we operate. As of December 31, 2024, the Company had 101 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, our ability to obtain local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Financial Highlights and Revenue Streams

The Company has generated revenues through its operating businesses from the manufacture, sale and distribution of branded cannabis products to third-party licensed retail customers as well as the sale of finished products to consumers in its retail stores.

The percentage of total revenue contributed by the Retail segment was 73%, 75% and 75% for the years ended December 31, 2024, 2023 and 2022, respectively. The percentage of total revenue contributed by operations of the Consumer Packaged Goods segment was 27%, 25% and 25% for the years ended December 31, 2024, 2023 and 2022 respectively. See Item 7—“Management Discussion and Analysis of Financial Conditions and Results of Operations” for details on key financial highlights.

As of the year ended December 31, 2024, Green Thumb has operating revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia).

Geographic Information

Green Thumb operates in fourteen U.S. states: California, Connecticut, Florida, Illinois, Maryland, Massachusetts,

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

Significant Customers

Customers of our Consumer Packaged Goods business include legal state-licensed cannabis stores within each U.S. state in which we operate. Green Thumb is not dependent upon a single customer, or a few customers, and the loss of any one or more of our customers would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during the fiscal years ended December 31, 2024, 2023 or 2022, respectively.

Merchandise

To meet the array of unique patient and customer needs, we offer a variety of cannabis products at each of our RISE and other retail dispensaries, totaling thousands of SKUs in managed inventory, covering a comprehensive list of packaged product categories including flower, concentrates, topicals and edibles.

We leverage our own retail channel, RISE, and our other stores to distribute our branded product portfolio, such as &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM.

All cannabis products we sell have passed state-mandated third party testing as required by applicable law to help assure that they do not contain impermissible levels of toxins, microbials or other harmful substances, and that they meet the Company’s vendor requirements for quality assurance and reliability. Cannabis products are inventoried in a comprehensive seed-to-sale tracking software to minimize product slippage and inventory deviation.

Omnichannel Distribution

Our primary retail presence is traditional brick and mortar. However, as regulations allow, we expect to continue to expand our e-commerce, in-store guest pick-up and direct to consumer delivery capabilities as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.

Intellectual Property – Patents and Trademarks

We believe that brand protection is critical to our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names (e.g., Green Thumb and RISE), our consumer packaged goods (e.g., &Shine, Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles (including Snoozzzeberry) & RYTHM) and certain patentable goods and services. The U.S. trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the federal level under the Controlled Substances Act (21 U.S.C. § 811), we are not able to protect all our intellectual property at the federal level. Instead, we seek federal trademark protections in some cases and state trademark protections in others. Nonetheless, our success depends upon other areas of our business such as product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets. The Company also licenses certain intellectual property to and from third parties for the manufacture and sale of consumer products.

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

The Company relies on its code of conduct agreements to protect its intellectual property rights. To the extent that the Company describes or discloses its proprietary cultivation or extraction techniques in its applications for cultivation or processing licenses, the Company redacts or requests redaction of such information prior to public disclosure.

Where commercially reasonable, we will seek further U.S. patent protection on other eligible products and services. The Company owns several website domains, including www.gtigrows.com, numerous social media accounts across major platforms, and various phone and web application platforms.

The Company has successfully registered over 150 trademarks across the United States as well as internationally and has additional trademark applications pending. The Company anticipates feedback on outstanding submitted applications on a rolling basis. As such, the Company will continue to rely on common law protection for these brands during the trademark registration process. Moreover, the Company will proactively seek intellectual property protection for brand expansions in current markets as well as any new market expansion. For additional details on the risks associated with the lack of trademark protection, see Item 1A—“Risk Factors” with respect to intellectual property.

Joint Ventures

We utilize joint ventures and make equity investments in non-affiliated third parties to both comply with state regulatory requirements in certain states and advance our mission to promote a more equitable, diverse cannabis industry. Partnering with one or more non-affiliated third parties provides the Company with the opportunity to mitigate certain operational and financial risks while ensuring continued compliance with the applicable regulatory guidelines. As of December 31, 2024, the Company holds minority interests in several non-affiliated third parties for the operation of dispensaries in Connecticut and Massachusetts, as well as the production, distribution and development of various products. None of these investments or ventures are material to the Company.

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

Human Capital Management

As of December 31, 2024, Green Thumb employs approximately 4,800 team members including corporate, retail and cultivation and processing, both full- and part-time employees, and including but not limited to: finance and accounting, legal and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, real estate, information technology and human resources. We offer a comprehensive package of company-sponsored benefits to our team. Eligibility depends on the full-time or part-time status, employee location and other factors, and benefits include participation in a 401(k) retirement savings plan, medical and dental plans, disability insurance, employee assistance programs and life insurance. Additionally, we believe in aligned incentives and use our employee stock and incentive plan for a competitive total rewards program.

Our employees are split across the Company approximately as follows:

Corporate:	450
Retail:	2,400
Cultivation and Processing:	1,950
Total	4,800

As of December 31, 2024, approximately 850 of our employees at various cultivation and retail facilities have elected to be represented by a labor organization for purposes of collective bargaining.

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

The Company faces competition from other companies that may have a longer operating history, a higher capitalization, additional financial resources, more manufacturing and marketing experience, greater access to public equity and debt markets and more experienced management than the Company. Increased competition by larger and better financed competitors could materially affect the business, financial condition and results of operations of the Company. Some of the manufacturing and retail competitors in our markets consist of localized businesses (i.e. doing business in only a single state market). There are also multistate operators with whom the Company competes directly in several of the Company’s operating markets. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter these markets through acquisitions are also part of the competitive landscape. Similarly, as the Company executes its national U.S. growth strategy, operators in any state markets we may enter in the future will inevitably become direct competitors.

Because of the early stage of the industry in which the Company operates, the Company faces additional competition from new entrants. If the number of consumers of medical and adult-use cannabis in the states in which the Company operates its business increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing quantity and variety of diversified products. To remain competitive, the Company will require a continued high level of investment in research and development, marketing, sales and customer support. The Company may not have sufficient resources to maintain research and development, marketing, sales and customer support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of its operations.

In addition, the Company experiences significant competition for its products from illicit operators who are not licensed pursuant to their state’s cannabis laws and regulations. Moreover, markets across the United States have seen the widespread proliferation of psychoactive hemp-based products. Most psychoactive hemp-based products on the market are derived from the chemical conversion of hemp-derived CBD. These products are marketed in a legal gray area due to ambiguities created in the Agriculture Improvement Act of 2018 (the “Farm Bill”) that effectively legalized hemp (cannabis containing less than 0.3% percent THC) on a national level (“Farm Bill compliant hemp products”). These psychoactive hemp-based products, including Farm Bill compliant hemp products, are frequently not manufactured and distributed in the U.S. by state-licensed cannabis processors and dispensaries. Instead, they are being manufactured and distributed by, for example, convenience stores, gas stations, smoke shops, head shops, and the Internet. These products do not appear to be subject to the testing, packaging, labeling, licensing and other requirements applicable to the Company’s products such as seed-to-sale tracking (which makes product recalls possible) and are being sold without state-mandated cannabis excise taxes applied, thus leading to significant price differentials with the Company’s products. While an immaterial portion of the Company’s business in the last fiscal year involved products containing Farm Bill compliant hemp products, such products do not comprise a significant portion of our business.

Given the pricing differential, the absence of the application of Section 280E of the U.S. Internal Revenue Code, as amended (“Section 280E”) and state cannabis excise taxes, the continued proliferation of unregulated psychoactive hemp-based products through unlicensed distribution points could ultimately alter certain elements of the current U.S. cannabis market. Recently, however, several states have begun to promulgate new regulations and interpretations of existing regulations that effectively prohibit the sale and/or production of these products. If this trend continues, the potential impact of psychoactive hemp-based products on the cannabis market could be blunted. Proposed federal legislation, if passed, could also severely limit or prevent altogether the proliferation of psychoactive hemp-based products.

See Item 1A—“Risk Factors” for more information with respect to competition.

Federal and State Regulation of Cannabis

Below is a discussion of the federal and state-level regulatory regimes in the jurisdictions where the Company is currently operating through its subsidiaries.

Federal illegality of Cannabis

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is currently classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. Schedule I controlled substances are federally illegal and the manufacturing, sale and use of cannabis is a violation of federal law.

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

On January 4, 2018, then U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. Despite its rescission, federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide. In October 2022, President Joseph R. Biden, announced that cannabis scheduling under federal law would be reviewed, noting that cannabis is scheduled as more dangerous than fentanyl and methamphetamine, two substances that are driving an overdose epidemic in the country. In October 2022, President Biden also announced a mass pardon of persons who had been convicted of simple marijuana possession under federal law. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis. In December 2023, President Biden built on his previous mass pardon by issuing a presidential proclamation, broadening it to cover convictions for attempted possession of cannabis as well as convictions under the Code of the District of Columbia and violations of the Code of Federal Regulations. On January 17, 2025, in one of his final acts as president, President Biden issued one of the largest single-day acts of clemency in modern U.S. history, commuting the sentences of nearly 2,500 individuals convicted of nonviolent drug offenses.

On August 29, 2023, and in response to President Biden’s directive to review cannabis’s scheduling, the Department of Health and Human Services (“HHS”) formally presented its recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be rescheduled to Schedule III from Schedule I. Section 280E does not apply to those trafficking in Schedule III controlled substances. The DEA, which has final jurisdiction over scheduling decisions, has yet to accept HHS’s recommendation, but it has started the review process. On May 16, 2024, then-U.S. Attorney General Merrick Garland submitted to the Federal Register a notice of proposed rulemaking to consider moving marijuana from a Schedule I to a Schedule III drug under the Controlled Substances Act. The notice initiated a 60-day comment period for members of the public to submit comments regarding the rule where more than 43,000 comments were received. After reviewing the public comments, the DEA determined that a hearing was necessary and selected Administrative Law Judge John J. Mulrooney to oversee it. Expert testimony is expected to begin in early 2025. However, with the recent re-election of President Donald J. Trump, the future of the rescheduling process is uncertain.

As an industry best practice, the Company continues to employ the following policies to ensure compliance with the guidance provided by the Cole Memorandum:

•
Our operations and our subsidiaries’ operations are believed to be compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough and other political/administrative divisions; to this end, we retain appropriately experienced legal counsel to help ensure compliance of such operations with all applicable licensing requirements;

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

There have been efforts at reforming federal cannabis law. As of December 31, 2024, there were more than a dozen proposed congressional bills addressing a myriad of issues regarding the cannabis industry, from banking and tax reform to full legalization. However, none have passed into law.

There does exist a legislative safeguard for the medical cannabis industry, appended to the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal law against regulated medical cannabis actors operating in compliance with state and local law. On March 9, 2023, the amendment was renewed as part of the Consolidated Appropriations Acts of 2024, H.R. 4366, which was effective through September 30, 2024. The amendment has since been extended by Continuing Resolution, H.R. 10455, until March 14, 2025.

The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the Department of Justice and the current administration. Regardless, cannabis remains illegal at the federal level. The U.S. federal government has always reserved the right to enforce federal law over the sale and disbursement of medical or adult-use cannabis, even if state law authorizes such sale and disbursement. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless cannabis is removed from Schedule I of the Controlled Substances Act, there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

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

We have historically, and continue to have, access to equity and debt financing from non-public (i.e., private placement) markets and state-chartered financial institutions. Our executive team and members of our Board of Directors (our or the “Board”) also have extensive relationships with sources of capital (such as funds and high net worth individuals).

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

Restricted Access to Banking and Other Financial Services

The United States Department of the Treasury’s Financial Crimes Enforcement Networks, which we refer to as “FinCEN”, issued the FinCEN Memorandum on February 14, 2014, outlining the pathways for financial institutions to back cannabis businesses in compliance with federal enforcement priorities. These guidelines include burdensome due diligence expectations and reporting requirements. The FinCEN Memorandum outlines the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws.

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

On March 7, 2019, Democratic U.S. representative Ed Perlmutter of Colorado introduced the SAFE Banking Act, which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill passed with strong bipartisan support in the House of Representatives on September 25, 2019. The House passed the SAFE Banking Act numerous times since then, but it has not passed in the U.S. Senate. On September 27, 2023, the Senate Banking Committee did pass the SAFER Banking Act on a bipartisan vote of 14-9. While the bill has yet to be brought to the Senate floor, the committee vote represents the first occasion a Senate Committee has successfully passed cannabis banking legislation. The bill faces an uncertain future in the current U.S. House of Representatives. The future passage of the bill is further complicated by the change in party control of, and the narrow majorities in both chambers of, the U.S. Congress. There can be no assurance that the SAFE Banking Act, the SAFER Banking Act, or any similar legislation will be passed as previously proposed or at all.

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

As of December 31, 2024, 40 states (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia), have legalized the cultivation and sale of cannabis for medical purposes. In 24 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale.

Company’s Medical-Only Markets

All of the medical-only markets in which the Company does business (Florida and Pennsylvania, and until its adult-use programs launch, Minnesota) has written regulations that impose limitations on the number of cannabis business licenses that can be awarded by the state. In each of these markets, we have a proven track record of: (i) entering the market through state-granted awards based on the merit of our application and business plans; and/or (ii) expanding market reach through accretive mergers, acquisitions, and partnership ventures. Each medical use market that also has a legal adult-use market (including Illinois, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Rhode Island) has regulations specifying which medical conditions qualify a patient for a license to purchase cannabis, and generally require the approval from a physician. Minnesota has also legalized adult-use cannabis, but has not fully launched its adult-use program. Minnesota adult-use sales are expected to begin in 2025.

Company’s Adult-Use Markets

The Company has adult-use operations in California, Connecticut, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio and Rhode Island. Many of the adult-use markets in which the Company operates have fewer barriers to entry and more closely reflect free market dynamics typically seen in mature retail and manufacturing industries. The growth of these markets poses a risk of increased competition. However, management views the Company’s market share as less at risk than operators without a current operating footprint due to our established brand recognition and supply and distribution chains. Purchasers of adult-use cannabis generally are subject to higher sales taxes than those that apply to purchasers who are authorized for medical purposes. However, anecdotal evidence suggests that some consumers who meet the criteria to apply for medical licenses make adult-use purchases and avoid pursuing a state’s medical registration/qualification process.

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

Connecticut Licenses and Regulations

The Connecticut Department of Consumer Protection has issued regulations regarding the Medical Marijuana and Adult-use Programs in Connecticut.

There are two principal medical cannabis license categories in Connecticut: (1) cultivation/processing and (2) dispensary. We are licensed to operate one hybrid adult-use/medical cannabis cultivation/processing facility, one medical cannabis dispensary and two hybrid adult-use/medical cannabis dispensaries. All licenses are, as of the date hereof, active with the State of Connecticut. Each facility licensee is independently issued.

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

Florida Licenses and Regulations

There is one principal license category in Florida: the vertically-integrated Medical Marijuana Treatment Centers (“MMTC”) license. Licenses are issued by the Florida Department of Health, Office of Medical Marijuana Use, and license holders can only own one license. There is no limit on the number of facilities that can be operated under an MMTC license. We currently are approved to operate two medical cannabis cultivation/processing facilities and twenty-one medical cannabis dispensaries under our single MMTC license. All operating facilities are, as of the date hereof, active with the State of Florida.

As our operations in Florida are vertically integrated, we are able to cultivate, harvest, process and sell/dispense/deliver our own medical cannabis products.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Florida.

Illinois

In 2013, the Illinois General Assembly passed the Compassionate Use of Medical Cannabis Pilot Program Act, which went into effect on January 1, 2014, allowing the use of cannabis in the state by approved patients with written medical consent. In June 2019, the Governor signed the Cannabis Regulation and Tax Act, legalizing cannabis for adult-use, and the law went into effect on June 25, 2019. Adult-use sales of cannabis began in the state on January 1, 2020.

Illinois Licenses and Regulations

There are four principal license categories in Illinois: (1) cultivation (which includes processing); (2) infusing; (3) transportation; and (4) dispensary. Dispensaries are regulated by the Illinois Department of Financial and Professional Regulation; the remainder are regulated by the Illinois Department of Agriculture. Licenses are independently issued for each approved activity for use at our facilities in Illinois. We have two cultivation facilities operating under two cultivation licenses. We have 10 operating dispensaries, which is the statutory cap, operating under 15 total licenses (10 adult-use dispensary licenses and 5 medical dispensary licenses). By applicable law, we are not permitted to add medical dispensary licenses to the 5 locations that only have adult-use sales.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Illinois.

Maryland

In 2014, the Maryland legislature passed HB 881/SB 923, establishing a comprehensive medical cannabis program and the program became operational on December 1, 2017.

In 2023, the Cannabis Reform Act, which authorized the production and sale of adult-use cannabis was signed into law and adult-use sales in Maryland began on July 1, 2023. The Cannabis Reform Act also established the Maryland Cannabis Administration to oversee and regulate Maryland’s cannabis program and to issue additional grower, processor, and dispensary licenses, and newly created micro-grower, micro-processor, micro-dispensary, incubator, and on-site consumption licenses over two licensing application rounds.

Maryland Licenses and Regulations

There are three principal license categories in Maryland: (1) cultivation; (2) processing; and (3) dispensary. There is generally no distinction between medical and adult-use licenses. We own one cultivation license, one processing license and four retail dispensary licenses. All licenses are, as of the date hereof, active with the State of Maryland. The licenses are independently issued for each approved activity.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Maryland.

Massachusetts

Massachusetts legalized medical cannabis when voters passed a ballot initiative in 2012. The law took effect on January 1, 2013. Adult-use cannabis became legal in Massachusetts as of December 15, 2016, following a ballot initiative in November 2016. The Cannabis Control Commission regulates medical and adult-use of cannabis in the state.

Massachusetts Licenses and Regulations

There is one principal medical cannabis license category in Massachusetts: a vertically integrated Medical Marijuana Treatment Center (“MTC”) license. MTCs grow, process and dispense their own cannabis. On the adult-use side, there are many license categories, but the two principal ones are Marijuana Cultivator and Marijuana Establishment (dispensary).

The Cannabis Control Commission oversees the medical and adult-use programs, including licensing of cultivation, processing and dispensary facilities. Licensed medical dispensaries are given priority status in adult-use licensing.

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

Minnesota License and Regulations

There are four principal categories of medical cannabis licenses in Minnesota: (1) medical cannabis cultivator; (2) medical cannabis processor; (3) medical cannabis retailer; and (4) medical cannabis combination business license.

The main regulatory body for medical cannabis is the Office of Cannabis Management, Division of Medical Cannabis.

As of December 31, 2024, we have one cultivation and processing facility and eight operating medical dispensaries in Minnesota.

In 2022, Minnesota made changes to a hemp statute (Minn. Stat. 151.72), permitting the sale of “low-dose” hemp derived THC products (psychoactive hemp-based products), including edibles, beverages, and topicals, in retail outlets like grocery and convenience stores upon licensure from the State. On June 6, 2023, Minnesota Governor Tim Walz signed the Minnesota Adult Use Cannabis Act creating a framework for adult-use legalization and establishing the Office of Cannabis Management (OCM), which is responsible for regulating cannabis and hemp. Retail sales of Cannabis under the adult-use statute are expected to begin in 2025.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Minnesota.

Nevada

Nevada became a medical cannabis state in 2001. In 2013, the Nevada legislature passed SB374, providing for state licensing of medical cannabis establishments. On November 8, 2016, Nevada voters passed NRS 435D by ballot initiative allowing for the sale of cannabis for adult-use starting on July 1, 2017. On June 12, 2019, the laws were revised, creating the Nevada Cannabis Compliance Board to oversee administration of the program. These laws also provided that each cannabis establishment must obtain a license from its local jurisdiction as well as the state.

Nevada Licenses and Regulations

There are three principal license categories in Nevada: (1) cultivation; (2) processing; and (3) dispensary. We are licensed to operate two medical and adult-use cultivation facilities, three medical and adult-use processing facilities, five medical dispensaries and up to thirteen adult-use retail locations of which 11 are active. All licenses are, as of the date hereof, active with the State of Nevada. The licenses are independently issued for each approved activity for use at our facilities in Nevada.

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

We are licensed to operate two adult-use/medical cultivation facilities, one of which is co-located with a processing facility, one retail medical cannabis dispensary and two retail adult-use/medical dispensaries in the state of New Jersey. All licenses are, as of the date hereof, active with the State of New Jersey. The licenses are independently issued for each approved activity at our facilities in New Jersey.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by New Jersey.

New York

In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act to provide a comprehensive, safe and effective medical cannabis program. The Compassionate Care Act provides access to the program for those who suffer from qualifying conditions and have a physician’s recommendation.

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

We hold a Registered Organization Adult-use Cultivator Processor Distributor Retail Dispensary (“ROD”) license. Under our ROD license, we operate one cultivation/manufacturing facility and five medical cannabis dispensaries. Three of our medical dispensaries have co-located adult-use sales. Under the MRTA we may open an additional four medical dispensaries. All operating facilities are, as of the date hereof, active with the State of New York.

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

On November 7, 2023, Ohio voters legalized adult-use cannabis by ballot measure. The law established the Division of Cannabis Control within the Department of Commerce to oversee and regulate the adult-use market and required state officials to promulgate rules creating new cannabis business applications within six months and to license existing medical cannabis businesses within nine months of enactment.

Ohio License and Regulations

There are three principal license categories in Ohio: (1) cultivation; (2) processing; and (3) dispensary. We are licensed to operate one medical cannabis cultivation facility, one medical cannabis processing facility and five dual medical/adult-use cannabis dispensaries, with the ability to open three more adult-use dispensaries, which is the statutory limit. All licenses are, as of the date hereof, active with the State of Ohio. The licenses are independently issued for each approved activity for use at our facilities in Ohio.

The three following state government agencies are responsible for the operation of Ohio’s Medical Marijuana Control Program: (1) the Ohio Department of Commerce oversees medical cannabis cultivators, processors and testing laboratories; (2) the State of Ohio Board of Pharmacy oversees medical cannabis retail dispensaries, the registration of medical cannabis patients and caregivers, the approval of new forms of medical cannabis and coordinating the Medical Marijuana Advisory Committee; and (3) the State Medical Board of Ohio certifies physicians to recommend medical cannabis and may add to the list of qualifying conditions for which medical cannabis can be recommended. The Department of Commerce’s Division of Cannabis Control oversees and regulates the adult-use market.

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

We hold a compassion center license.

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

Virginia

In 2017, Virginia passed a law that allowed patients suffering from intractable epilepsy access to CBD or THC-A oil. In 2018, this law was significantly expanded, which allowed any medical condition to qualify with state-certified physician, nurse practitioner or physician assistant recommendation. The next year, the law was amended to allow for higher potency THC. In February 2021, a law was passed that would legalize cannabis for adult-use in Virginia. However certain provisions of this law were only effective if reenacted, which has not happened. There is currently no date for the start of adult-use retail sales.

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

State License Renewal Requirements

For each of our provisional and operational licenses, the states impose strict license renewal requirements that vary state by state. We generally must complete the renewal application process within a prescribed period of time prior to the expiration date and pay an application fee. The state licensing body can deny or revoke licenses and renewals for a variety of reasons, including (a) submission of materially inaccurate, incomplete or fraudulent information, (b) failure of the company or any of its directors or officers to comply, or have a history of non-compliance, with any applicable law or regulation, including laws relating to minimum age of customers, safety and non-diversion of cannabis or cannabis products, taxes, child support, workers compensation and insurance coverage, or failure to otherwise remain in good standing, (c) failure to submit or implement a plan of correction for any identified violation, (d) attempting to assign registration to another entity without state approval, (e) insufficient financial resources, (f) committing, permitting, aiding or abetting of any illegal practices in the operation of a facility, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at a licensed facility and (h) lack of responsible operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Certain jurisdictions also require licensees to attend a public hearing or forum in connection with their license renewal application.

Newly Established and Developing Legal Regimes

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

Federal Regulation of Hemp-Based CBD & THC

Hemp products, including psychoactive hemp-derived products, are subject to state and federal regulation in respect to the production, distribution and sale of products intended for human ingestion or topical application. Hemp is categorized as Cannabis sativa L., a subspecies of the cannabis genus. Numerous unique, chemical compounds are extractable from hemp, including CBD, THC and its various isomers (e.g., delta-8 THC, delta-9 THC, delta-10 THC, etc.), and other cannabinoids such as THC-A and THC-O (collectively, “THC Variants”). Hemp, as defined in the Farm Bill, is distinguishable from cannabis, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound Delta-9 THC.

As a result of the Farm Bill, federal law dictates that CBD and THC Variants derived from hemp are not controlled substances; however, products derived from hemp may still be considered a controlled substance under applicable state law. Individual states take varying approaches to regulating the production and sale of hemp and hemp-derived CBD and THC Variants. Some states explicitly authorize and regulate the production and sale of hemp-derived CBD and THC Variants or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities. Other states, however, maintain laws that do not distinguish between cannabis and hemp and/or hemp-derived CBD or THC Variants which results in hemp being classified as a controlled substance under certain state laws.

In addition, the Farm Bill preserves the authority and jurisdiction of the U.S. Food and Drug Administration under the Food Drug & Cosmetic Act (the “FD&C Act”) to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain hemp extracts and derivatives, such as CBD and THC Variants. The Food and Drug Administration has not evaluated or approved CBD or THC Variants, and therefore does not consider them to be GRAS (Generally Recognized as Safe) for use in foods. The Food and Drug Administration has also found that because CBD and THC are in certain drugs approved by Food and Drug Administration, they cannot be used in foods or dietary supplements. Accordingly, per the Food and Drug Administration, foods and dietary supplements containing CBD and THC Variants do not comply with the FD&C Act. Food and Drug Administration enforcement of its position has thus far been minimal and limited to sending warning letters to a relatively small number of companies.

Available Information

Our website address is www.gtigrows.com. Through this website, our filings with the SEC, including proxy statements annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all exhibits and amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website (sec.gov) that contains reports, proxy and information statements, and other information.

In addition to the information contained in this Form 10-K, information about the company can be found on our website and our Investor Relations website (investors.gtigrows.com). Our Investor Relations website contains a significant amount of information about the company, including financial information, our corporate governance principles and practices, our Code of Ethical Business Conduct and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our company, and it is possible that this information could be deemed material information.

References to our website and the SEC’s website in this Form 10-K do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. The information should not be considered a part of this Form 10-K, unless otherwise expressly incorporated by reference.

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
•
We have limited trademark protection.
•
As a cannabis business, we are subject to unfavorable U.S. tax treatment and may incur significant tax liability.
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

Cannabis is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (21 U.S.C. § 811). The Controlled Substances Act classifies cannabis as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law. Even if cannabis is re-scheduled to Schedule III under the Controlled Substances Act, medical and adult-use cannabis would remain illegal under U.S. federal law without additional statutory changes. Unless and until Congress amends the Controlled Substances Act with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, enforcement of federal law regarding cannabis is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

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

As of December 31, 2024, 40 states (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands, and the District of Columbia) have legalized the cultivation and sale of cannabis for medical purposes. In 24 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale. Ten of those states legalized adult-use sales within the last four years. Two states legalized medical cannabis in 2024.

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

It is further possible that Department of Justice or an aggressive federal prosecutor could allege that Green Thumb Industries Inc., and members of our Board, our executive officers and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of our financing or services. In these circumstances, the Company’s operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Additionally, there can be no assurance as to the position the current administration or any future administration may take on cannabis, and any administration could decide to enforce federal laws against state-regulated cannabis companies. Any enforcement of current federal cannabis laws could cause significant financial damage to us and our shareholders.

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

We may become subject to U.S. Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule III controlled substance, it is possible that the Food and Drug Administration would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, the Food and Drug Administration may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that the Food and Drug Administration would require facilities where medical use cannabis is grown to register with the Food and Drug Administration and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If the Company is unable to comply with the potential regulations or registration requirements prescribed by the Food and Drug Administration, it may have an adverse effect on the Company’s business, prospects, revenue, results of operation and financial condition.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The Bureau of Alcohol, Tobacco, Firearms and Explosives may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products.

An immaterial portion of our business in the last fiscal year involved products containing psychoactive hemp. The Food and Drug Administration has not permitted the marketing of certain hemp-derived products, such as drinks, gummies, and other ingestible products. Our psychoactive hemp-derived products are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of a disease or condition. We can provide no assurance that our products or operations will be deemed in compliance with federal regulations, including those enforced by the Food and Drug Administration.

In deference to the Food and Drug Administration, various states and municipalities have declared that the sale of certain hemp-derived products are illegal. There can be no guarantee or assurance whatsoever that the Food and Drug Administration’s regulatory concerns about hemp-derived products will be resolved favorably for the hemp derived products industry. Aggressive law enforcement against the hemp-derived products industry by federal, state or local authorities and agencies may have a material adverse effect on us and the trading price of our Subordinate Voting Shares.

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

In the United States, the “SAFE Banking Act” which has been passed by the U.S. House of Representatives seven times, most recently on July 14, 2022 as an amendment to the National Defense Authorization Act, would grant banks and other financial institutions immunity from federal criminal prosecution for servicing Marijuana-Related Businesses if the underlying cannabis business follows state law. However, while the U.S. Senate Banking Committee passed the “SAFER Banking Act” on a bipartisan vote of 14-9 in September 2023, that bill has yet to be brought to the U.S. Senate floor and faces an uncertain future in the U.S. House of Representatives. The potential future passage of the bill is further complicated by the change in party control and the current narrow majorities in both chambers of the U.S. Congress. There can be no assurance that it will be passed as presently proposed or at all.

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

Because of the early stage of the industry in which we operate, we face additional competition from new entrants, participants in the illicit market that face significantly lower costs to operate, and sellers of unregulated psychoactive hemp-based products. If the number of consumers of cannabis in the states in which we operate our business increases, the demand for products and qualified talent will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in research and development, marketing, sales, talent retention and customer support. We may not have sufficient resources to maintain research and development, marketing, sales and customer support efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of operations. Additionally, as the number of available licenses increase in the markets in which we operate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues. A decline in the price of the Subordinate Voting Shares could affect our ability to raise further working capital and adversely impact our ability to continue operations.

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

We face and expect to continue to face competition from unregulated psychoactive hemp-based products, including actual or purported Farm Bill compliant hemp products and illicit cannabis businesses, some of which are unlicensed and unregulated. Psychoactive hemp-based products, including Farm Bill compliant hemp products, are generally not subject to the intensive and costly state-level regulatory regimes that medical and adult-use cannabis are subject to. These products generally are not produced in adherence with the same laws, regulations, rules, tax regimes and other restrictions that are applicable to us, which significantly reduces these producers’ costs, and may have a material adverse effect on our business. In addition, although not subject to the same quality and health and safety regulations applicable to medical and adult-use cannabis businesses, if actual or purported Farm Bill compliant hemp products cause harm to their users, that could result in a material adverse effect on the perception of cannabis use and its legality.

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

As a cannabis business, we are subject to unfavorable U.S. tax treatment and may incur significant tax liability.

Under Section 280E of the IRC, we are not allowed to take any deductions or credits for any amounts paid or incurred during the taxable year in carrying on business if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The U.S. Internal Revenue Service has applied this provision to cannabis operations, prohibiting them from deducting certain expenses associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a significant impact on the operations of cannabis companies and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses.

As a cannabis business, we may be subject to civil asset forfeiture.

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

Hemp-derived products that exceed the limits in the Farm Bill are federally illegal. Although currently not a material part of our business, we are producing, or licensing third parties to produce, and investing in companies that produce or market, Farm Bill compliant hemp products. Any products we may produce or license that are intended to be Farm Bill compliant but exceed the limits of psychoactive material allowable under the Farm Bill could subject the Company to action by regulatory authorities and/or to lawsuits by consumers, which may have a material adverse effect on the Company, including due to damage to our reputation and our ability to obtain or maintain the licenses supporting our medical and adult-use cannabis businesses.

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

Certain of our products are e-vapor or “vape” products. The use of vape products and vaping may pose health risks. According to the Centers for Disease Control, vape products may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Because clinical studies about the safety and efficacy of vape products have not been submitted to the Food and Drug Administration, and the Food and Drug Administration and Centers for Disease control continue to conduct ongoing investigations, consumers currently have no way of knowing whether they are safe for their intended use or what types or concentrations of potentially harmful chemicals or by-products are found in these products. It is also uncertain what implications the use of vape or other inhaled products, such as flower that is smoked, may have on respiratory illnesses. Adverse findings, regulatory investigations, litigation, media attention, new regulatory requirements and other publicity regarding the consumption of vape or other inhaled products, including adverse publicity regarding underage use of vape or other inhaled products, may adversely affect the Company.

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

We face risks related to our information and operational technology systems, and potential cyber-attacks and security breaches.

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

We are subject to laws, rules and regulations in the United States such as the California Privacy Rights Act, Connecticut Personal Data Privacy and Online Monitoring Act (CPDPOMA), New Jersey Data Privacy Act (NJDPA) and the Virginia Consumer Data Protection Act (VCDPA), and those of other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under applicable privacy laws, rules and regulations of other jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

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

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations, and our insurance coverage may not effectively mitigate the material impact on our financial position or results of operations resulting from claims or liabilities against us. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which the Company may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We are dependent on key inputs, suppliers and skilled labor; and fluctuations in the cost or availability of materials we use in our products and supply chain could negatively affect our results.

The cannabis business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, materials we use in our products and for the construction and development of our facilities, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers, or be sourced abroad. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Manufacturing delays or unexpected transportation delays, particularly from materials we source abroad, can also cause us to incur significantly increased costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operations and financial condition.

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

Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management and key personnel. We compete with other companies both within and outside the cannabis industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, or do so affordably, our business and financial condition could be materially adversely affected.

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

We are a holding company.

We are a holding company and essentially all of our assets are the capital stock of our subsidiaries in our fourteen markets, including California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. As a result, investors in the Company are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by the subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

We may be subject to heightened scrutiny by Canadian regulatory authorities.

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

The Canadian Securities Administrators’, Staff Notice 51-352 describes the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS Clearing Depository for Securities Limited (“CDS”), announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc. (now CBOE Canada), the CSE, the Toronto Stock Exchange and the TSX Venture Exchange (“TSXV”). The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Canadian securities exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States. Even though the MOU indicated that there are no plans to ban the settlement of securities through CDS, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were implemented at a time when Subordinate Voting Shares are listed on a Canadian stock exchange, it would have a material adverse effect on the ability of holders of Subordinate Voting Shares to make and settle trades in Canada.

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

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example, during the COVID-19 pandemic, the U.S. and other world economies experienced turmoil due to the pandemic, which resulted in global economic uncertainty, supply chain disruptions and other issues.

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

A public health epidemic, such as the COVID-19 pandemic that began in 2020, or the fear of a potential epidemic or pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns or other preventative measures that may be requested or mandated by governmental authorities. Although our operations continued during the COVID-19 pandemic, as the cultivation, processing and sale of cannabis products was considered an essential business by all states in which we operated with respect to all customers when shutdowns were imposed, there can be no assurances that would be the case in any future actual or anticipated epidemic disease outbreak or pandemic. Our ability to continue to operate without any significant negative operational impact from any future public health crisis will in part depend on our ability to protect our employees, customers and supply chain.

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

Additional issuances of Super Voting Shares, Multiple Voting Shares or Subordinate Voting Shares may result in dilution.

We may issue additional equity or convertible debt securities in the future, which may dilute an existing shareholder’s holdings. Our articles permit the issuance of an unlimited number of Super Voting Shares, Multiple Voting Shares and Subordinate Voting Shares, and existing shareholders will have no pre-emptive rights in connection with such further issuances. Our Board has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders of Subordinate Voting Shares. Moreover, additional Subordinate Voting Shares will be issued by us on the conversion of the Multiple Voting Shares and Super Voting Shares in accordance with their terms. To the extent holders of our options or other convertible securities convert or exercise their securities and sell Subordinate Voting Shares they receive, the trading price of the Subordinate Voting Shares may decrease due to the additional amount of Subordinate Voting Shares available in the market. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of Subordinate Voting Shares will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of Subordinate Voting Shares, investors will suffer dilution to their voting power and economic interest in us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

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

Governance

As part of our enterprise risk management program, our Board and the Audit Committee of our Board (the “Audit Committee”) oversee cybersecurity risk management and meet with our senior management team, which includes our Chief Executive Officer, President, Chief Financial Officer, and General Counsel to address risks associated with cybersecurity threats on a regular basis. The Board and the Audit Committee receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been resolved.

Cybersecurity threats are one of the Company’s most critical risks, with our Senior Vice President - Technology assigned as the executive risk owner. Our Senior Vice President - Technology, in coordination with our senior management team, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Senior Vice President - Technology and the senior management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Board and Audit Committee, when appropriate.

Our Senior Vice President - Technology has served in various roles in information technology and information security for over 25 years. He holds undergraduate and graduate degrees in computer science and business.

During the year ended December 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

In addition to the above properties, as of December 31, 2024, the Company has 101 open and operating retail stores, of which, the Company owns sixteen.

Properties Subject to an Encumbrance. The Company has collateralized the properties in (i) Centreville, MD, (ii) Las Vegas, NV, (iii) Low Moor, VA, (iv) Abingdon, VA, (v) Ocala, FL, (vi) Cottage Grove, MN and (vii) Warwick, NY. In addition, the Company has collateralized four retail stores, none of which are considered material.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Related to Contractual Obligations

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2024:

In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. The court ruled in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees. As a result, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the consolidated balance sheets. No final Order of Judgment has been entered in the case and the Company has reserved all rights and intends to contest the findings, including an appeal if necessary.

At December 31, 2024 and 2023, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Price and Volume

The Subordinate Voting Shares of the Company are traded on the CSE under the symbol “GTII”. The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the CSE.(1)

	Low Trading Price	High Trading Price	Volume
Period	(C$)	(C$)
Year Ended December 31, 2024
First Quarter (March 31, 2024)	$14.43	$20.11	27,562,844
Second Quarter (June 30, 2024)	$14.99	$21.16	21,160,945
Third Quarter (September 30, 2024)	$12.57	$16.50	16,563,755
Fourth Quarter (December 31, 2024)	$10.85	$15.59	26,647,488
Year Ended December 31, 2023
First Quarter (March 31, 2023)	$9.95	$12.25	21,160,377
Second Quarter (June 30, 2023)	$9.11	$11.55	25,159,806
Third Quarter (September 30, 2023)	$8.65	$16.05	32,652,396
Fourth Quarter (December 31, 2023)	$10.92	$15.82	23,126,166

Notes:

(1) Source: Bloomberg.

The Subordinate Voting Shares of the Company are also traded on the OTCQX under the symbol “GTBIF”. The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.(1),(2)

	Low Trading Price	High Trading Price	Volume
Period	($)	($)
Year Ended December 31, 2024
First Quarter (March 31, 2024)	$10.82	$15.00	31,497,612
Second Quarter (June 30, 2024)	$10.95	$15.35	37,617,678
Third Quarter (September 30, 2024)	$9.38	$11.89	19,178,432
Fourth Quarter (December 31, 2024)	$7.70	$11.43	30,527,315
Year Ended December 31, 2023
First Quarter (March 31, 2023)	$7.48	$9.05	27,968,283
Second Quarter (June 30, 2023)	$6.80	$8.62	18,713,212
Third Quarter (September 30, 2023)	$6.58	$11.90	26,248,320
Fourth Quarter (December 31, 2023)	$7.80	$11.70	23,904,216

Notes:

(1) Source: Bloomberg.

(2) Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up or mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of February 21, 2025, there are 816 holders of record of our Subordinate Voting Shares.

Dividends

The Company has not declared distributions on Subordinate Voting Shares in the past. The Company currently intends to reinvest all future earnings to finance the development and growth of its business and repurchase outstanding shares. As a result, the Company does not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. The Company is not bound or limited in any way to pay dividends in the event that the Board determines that a dividend is in the best interest of its shareholders.

Equity Compensation Plans

For more information on equity compensation plans, see Item 12 of Part III of the Annual Report.

Peer Performance Table

The following graph compares the cumulative total shareholder return on Green Thumb Industries Inc. Subordinate Voting Shares for the five years ended December 31, 2024, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on December 31, 2019. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Green Thumb Industries Inc., Russell 2000 Index, and a Peer Group
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Green Thumb Industries Inc.
Russell 2000 Index
Peer Group

	Base Period
	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Green Thumb Industries	$100	$261.63	$228.29	$94.5	$120.12	$84.33
Russell 2000	$100	$118.67	$138.31	$108.82	$126.65	$141.83
Peer Group	$100	$199.93	$119.75	$46.02	$43.79	$14.94

Below are the specific companies included in the peer group.

Peer Group Companies

- Cresco Labs Inc.	- Trulieve Cannabis Corp.
- Curaleaf Holdings, Inc	- Verano Holdings Corp.

This performance graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Subordinate Voting Shares

Between October 1, 2024 and December 31, 2024, the Company converted 60 Multiple Voting Shares into 6,000 Subordinate Voting Shares.

Multiple Voting Shares

Between October 1, 2024 and December 31, 2024, the Company converted 60 Multiple Voting Shares into 6,000 Subordinate Voting Shares.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the year ended December 31, 2024:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2024 through January 31, 2024	—	$—	—	$—
February 1, 2024 through February 29, 2024	—	—	—	—
March 1, 2024 through March 31, 2024	1,067,000	12.71	1,067,000	46,600
April 1, 2024 through April 30, 2024	—	—	—	—
May 1, 2024 through May 31, 2024	659,100	12.05	659,100	38,660
June 1, 2024 through June 30, 2024	998,900	12.33	998,900	26,700
July 1, 2024 through July 31, 2024	—	—	—	—
August 1, 2024 through August 31, 2024	—	—	—	—
September 1, 2024 through September 30, 2024	—	—	—	50,000
October 1, 2024 through October 31, 2024	—	—	—	—
November 1, 2024 through November 30, 2024	56,000	9.01	56,000	49,495
December 1, 2024 through December 31, 2024	1,191,000	7.66	1,191,000	40,400
	3,972,000	$10.85	3,972,000	$40,400

(1) On September 5, 2023, the Company announced that the Board authorized the repurchase of 10,486,951 of its Subordinate Voting Shares, over a 12-month period at a cost of up to $50,000 thousand, which authorization was increased to up to $100,000 thousand on February 28, 2024. By the time that program expired on September 10, 2024, the Company had repurchased a total of 6,568,125 Subordinate Voting Shares for $73,304 thousand including 2,725,000 Subordinate Voting Shares for $33,448 thousand during the nine months ended September 30, 2024.

Following the expiration of the Company’s previous share repurchase program on September 10, 2024, the Board authorized a new share repurchase program on September 13, 2024, authorizing the repurchase of up to 10,573,860 of its Subordinate Voting Shares, over a 12-month period at an aggregate cost of up to $50,000 thousand. From September 13, 2024 through December 31, 2024, the Company repurchased a total of 1,247,000 Subordinate Voting Shares at an average price of $7.72 per share, bringing the total remaining repurchase authority to approximately $40,400 thousand.

ITEM 6. RESERVED

Reserved.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed from those forecast in forward-looking statements or implied in historical results and trends. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K.

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

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the years ended December 31, 2024, 2023 and 2022. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of December 31, 2024, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,800 people and serves millions of patients and customers annually.

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

In addition, an immaterial portion of the Company’s business in the last fiscal year involved producing products containing hemp-derived tetrahydrocannabinol (“THC”) such as Delta-8 THC and Delta-9 THC.

The Company’s Consumer Packaged Goods segment is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in twenty manufacturing facilities. This portfolio consists of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals and other cannabis-related products across a range of stock keeping units (“SKUs”) (none of which are individually material to the Company).

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers a variety of high-quality products at a multiple price points and provide excellent service. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries are located in the fourteen states in which we operate. As of December 31, 2024, the Company had 101 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 and (ii) consolidated balance sheet as of December 31, 2024 and 2023 have been derived from, and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 8 of this Annual Report on Form 10-K.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Amounts have been presented in thousands of U.S. dollars except for share and per share amounts.

	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%
	(in thousands, except share and per share amounts)			Increase (Decrease)
Revenues, Net of Discounts	$1,137,141	$1,054,553	$1,017,375	$82,588	8%	$37,178	4%
Cost of Goods Sold	(536,032)	(528,058)	(513,412)	7,974	2%	14,646	3%
Gross Profit	601,109	526,495	503,963	74,614	14%	22,532	4%
Expenses:
Selling, General, and Administrative	376,684	341,863	294,396	34,821	10%	47,467	16%
Impairment of Goodwill and Intangible Assets	—	—	88,503	—	0%	(88,503)	(100)%
Total Expenses	376,684	341,863	382,899	34,821	10%	(41,036)	(11)%
Income From Operations	224,425	184,632	121,064	39,793	22%	63,568	53%
Total Other Expense	(24,286)	(28,583)	(12,632)	(4,297)	(15)%	15,951	126%
Income Before Provision for Income Taxes And Non-Controlling Interest	200,139	156,049	108,432	44,090	28%	47,617	44%
Provision for Income Taxes	126,288	118,630	94,777	7,658	6%	23,853	25%
Net Income Before Non-Controlling Interest	73,851	37,419	13,655	36,432	97%	23,764	174%
Net Income Attributable to Non-Controlling Interest	768	1,152	1,677	(384)	(33)%	(525)	(31)%
Net Income Attributable To Green Thumb Industries Inc.	$73,083	$36,267	$11,978	$36,816	102%	$24,289	203%
Net Income Per Share - Basic	$0.31	$0.15	$0.05	$0.16	107%	$0.10	200%
Net Income Per Share - Diluted	$0.30	$0.15	$0.05	$0.15	100%	$0.10	200%
Weighted Average Number of Shares Outstanding – Basic	236,827,774	237,927,867	236,713,056
Weighted Average Number of Shares Outstanding – Diluted	241,925,957	239,827,390	238,080,030

	December 31, 2024	December 31, 2023
	(in thousands)
Total Assets	$2,537,012	$2,490,057
Long-Term Liabilities	$582,963	$660,751

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues, Net of Discounts

Revenue for the year ended December 31, 2024 was $1,137,141 thousand, up 8% from $1,054,553 thousand for the year ended December 31, 2023. The increase in revenue was largely due to legalization of adult-use sales in Maryland that began on July 1, 2023 and in Ohio that began on August 6, 2024, continued growth in existing markets, particularly in New York, as well as revenue generated from new Retail stores opened in the current period, partially offset by price compression.

The Company generated revenue from 101 Retail locations during the year compared to 91 in the prior year. During the year ended December 31, 2024, Retail revenue made up 73% of total revenue as compared to 75% of total revenue in 2023. Since December 31, 2023, the Company opened seven new Retail locations in Florida, one in Minnesota, one in Nevada, and one in New York that contributed to the increase in Retail revenues.

The key drivers for the increase in Consumer Packaged Goods revenue was the launch of adult-use sales in Maryland and Ohio, as described above, as well as continued growth in existing markets, particularly in New York, partially offset by price compression. During the year ended December 31, 2024, Consumer Packaged Goods revenue made up 27% of total revenue as compared to 25% of total revenue in 2023.

Cost of Goods Sold

Cost of goods sold are derived from Retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the year ended December 31, 2024 was $536,032 thousand, up 2% from $528,058 thousand for the year ended December 31, 2023, driven by increased volume from open and operating Retail stores, and new Retail store openings in Florida, Minnesota, Nevada, and New York.

Gross Profit

Gross profit for the year ended December 31, 2024 was $601,109 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 53%. This is compared to gross profit for the year ended December 31, 2023 of $526,495 thousand, or a 50% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the year ended December 31, 2024 were $376,684 thousand or 33% of revenues, net of discounts, resulting in an increase of $34,821 thousand compared to the prior year. Total expenses for the year ended December 31, 2023 were $341,863 thousand or 32% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of ten new Retail stores in 2024.

Total Other Income (Expense)

Total other expense for the year ended December 31, 2024 was $24,286 thousand, a decrease of $4,297 thousand, primarily due to fair value adjustments on the Company’s equity investments partially offset by increased interest cost due to a reduction in capitalized interest in 2024.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31, 2024 was $200,139 thousand, an increase of $44,090 thousand compared to the year ended December 31, 2023.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $33,312 thousand and $28,189 thousand for the years ended December 31, 2024 and 2023, respectively, other non-operating items of $371 thousand and $12,228 thousand, Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) was $371,318 thousand and $325,839 thousand for the years ended December 31, 2024 and 2023, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2024, federal and state income tax expense totaled $126,288 thousand compared to expense of $118,630 thousand for the year ended December 31, 2023.

The net expense of $126,288 thousand for the year ended December 31, 2024 includes current tax expense of $132,338 thousand and deferred tax expense of $(6,050) thousand in the current period.

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

The Company generated revenue from 91 Retail locations during 2023 compared to 77 in the prior year. During the year ended December 31, 2023, Retail revenue made up 75% of total revenue as compared to 75% of total revenue in 2022. During 2023, the Company opened seven new Retail locations in Florida, two in Nevada, two in Virginia, two in Pennsylvania, one in Minnesota, and one in New York that contributed to the increase in Retail revenues. The Company also disposed of one Retail store in Massachusetts.

The key drivers for the increase in Consumer Packaged Goods revenues was the launch of adult-use sales in New Jersey, Connecticut, and Maryland as described above, as well as continued growth in existing markets partially offset by price compression. Consumer Packaged Goods revenue made up 25% of total revenues in 2023 and 2022.

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

Gross Profit

Gross profit for the year ended December 31, 2023 was $526,495 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the year ended December 31, 2022 of $503,963 thousand or a 50% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the year ended December 31, 2023 were $341,863 thousand or 32% of revenues, net of discounts, resulting in a decrease of $41,036 thousand compared to the prior year. Total expenses for the year ended December 31, 2022 were $382,899 thousand or 38% of revenues, net of discounts. The decrease in total expenses was primarily due to the impairment charges of $88,503 thousand associated with the Company’s goodwill and intangible assets, partially offset by the impact of acquisition related non-cash credits, both recorded during the year ended December 31, 2022. The net decrease was partially offset by an increase in expense attributable to retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the launch of adult-use sales in New Jersey, Rhode Island, Connecticut and Maryland, as well as the additional Retail stores opened during 2023.

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2023 was $(28,583) thousand, a change of $15,951 thousand, primarily due to fair value adjustments on the Company’s equity investments.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31, 2023 was $156,049 thousand, an increase of $47,617 thousand compared to the year ended December 31, 2022.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $28,189 thousand and $27,140 thousand for the years ended December 31, 2023 and 2022, respectively, as well as other nonoperating items of $12,228 thousand and $(21,893) thousand, respectively, and impairment of goodwill and intangible assets of $0 thousand and $88,503 thousand, respectively, Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) was $325,839 thousand and $311,478 thousand for the years ended December 31, 2023 and 2022, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2023, federal and state income tax expense totaled $118,630 thousand compared to expense of $94,777 thousand for the year ended December 31, 2022.

The net expense of $118,630 thousand for the year ended December 31, 2023 includes current tax expense of $133,073 thousand and deferred tax benefit of $(14,443) thousand in the current period.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

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

The Company generated revenue from 77 Retail locations during 2022 compared to 73 in the prior year. During the year ended December 31, 2022, Retail revenue made up 75% of total revenue as compared to 69% of total revenue in 2021. Since December 31, 2021, the Company acquired one Retail store in Illinois, opened two new Retail locations in Virginia and one in Minnesota that contributed to the increase in Retail revenues.

The key drivers for the increase in Consumer Packaged Goods revenues was increased sales in New Jersey due to legalization of adult-use sales that began on April 21, 2022, and growth in Illinois and Virginia. Consumer Packaged Goods revenue made up 25% of total revenues in 2022 as compared to 31% in 2021.

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

Total Expenses

Total expenses for the year ended December 31, 2022 were $382,899 thousand or 38% of revenues, net of discounts, resulting in an increase of $105,812 thousand compared to the prior year. Total expenses for the year ended December 31, 2021 were $277,087 thousand or 31% of revenues, net of discounts. The increase in total expenses was primarily due to an impairment charge to goodwill of $57,372 thousand and an impairment charge associated with the Company’s trade name intangible assets of $31,131 thousand. The remaining increase is attributable to Retail salaries and benefits, stock-based compensation expense, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of three new and one acquired Retail store during 2022 as well as the five Retail stores associated with LeafLine Industries, LLC, which were acquired on December 30, 2021. In addition, an increase in intangible amortization expense and corporate staff salaries also contributed to the overall increase in total expenses, which was partially offset by the remeasurement of the Company’s contingent consideration arrangements associated with two acquisitions that occurred in 2021. The reduction in expenses as a percentage of revenue was attributable to measures deployed to control variable expenses as well as inherent operating leverage caused by the significant increase in revenue.

Total Other Income (Expense)

Total other income (expense) for the year ended December 31, 2022 was $(12,632) thousand, a change of $2,765 thousand, primarily due to fair value adjustments on the Company’s equity investments, partially offset by favorable fair value adjustments on the Company’s warrant liability.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31, 2022 was $108,432 thousand, a decrease of $96,543 thousand compared to the year ended December 31, 2021.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $27,140 thousand and $19,600 thousand for the years ended December 31, 2022 and 2021, respectively, as well as other nonoperating items of $(21,893) thousand and $4,934 thousand, respectively, and impairment of goodwill and intangible assets of $88,503 thousand and $0 thousand, respectively, Adjusted EBITDA was $311,478 thousand and $307,834 thousand for the years ended December 31, 2022 and 2021, respectively.

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

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in thousands)			Increase (Decrease)
Retail	$824,726	$791,480	$763,166	$33,246	4%	$28,314	4%
Consumer Packaged Goods	648,388	559,480	495,101	88,908	16%	64,379	13%
Intersegment Eliminations	(335,973)	(296,407)	(240,892)	39,566	13%	(55,515)	23%
Total Revenues, Net of Discounts	$1,137,141	$1,054,553	$1,017,375	$82,588	8%	$37,178	4%

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

Revenues, net of discounts, for the Retail segment were $824,726 thousand for the year ended December 31, 2024, an increase of $33,246 thousand or 4%, compared to the year ended December 31, 2023. The increase in revenue was largely due to the continued impact of adult-use sales in Maryland that began on July 1, 2023 and in Ohio, which began on August 6, 2024, increased store traffic to Green Thumb’s open and operating Retail stores, particularly in New York, and revenue generated from new Retail stores opened in the current period, partially offset by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $648,388 thousand for the year ended December 31, 2024, an increase of $88,908 thousand or 16%, compared to the year ended December 31, 2023. The increase in revenue was largely due to the launch of adult-use sales in Maryland, and Ohio, as described above, as well as continued growth in existing markets, particularly in New York, partially offset by price compression.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $335,973 thousand for the year ended December 31, 2024, an increase of $39,566 thousand or 13% compared to the year ended December 31, 2023. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned Retail stores primarily in Florida, Maryland, Pennsylvania and New York. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 27% of total revenues for the year ended December 31, 2024, as compared to 25% for the year ended December 31, 2023.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Revenues, net of discounts, for the Retail segment were $791,480 thousand for the year ended December 31, 2023, an increase of $28,314 thousand or 4%, compared to the year ended December 31, 2022. The increase in revenue was largely due to legalization of adult-use sales in New Jersey, which began on April 21, 2022, Rhode Island which began on December 1, 2022, Connecticut, which began on January 10, 2023, and Maryland, which began on July 1, 2023, as well as revenue generated from new Retail stores opened in the current period, partially offset by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $559,480 thousand for the year ended December 31, 2023, an increase of $64,379 thousand or 13%, compared to the year ended December 31, 2022. The increase in revenue was largely due to legalization of adult-use sales in New Jersey, Connecticut and Maryland as discussed above, partially offset by price compression.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Revenues, net of discounts, for the Retail segment were $763,166 thousand for the year ended December 31, 2022, an increase of $148,427 thousand or 24%, compared to the year ended December 31, 2021.The increase in Retail revenues, net of discounts, was primarily driven by legalization of adult-use sales in New Jersey, which began on April 21, 2022, increased store traffic to Green Thumb’s open and operating Retail stores, particularly in Illinois, and new Retail store openings including acquired Retail stores, particularly in Minnesota, Virginia and Illinois.

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

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Retail business in which it sells finished goods sourced from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its Retail stores; and a Consumer Packaged Goods business in which it manufactures, sells and distributes its portfolio of Consumer Packaged Goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green incredibles, and RYTHM, primarily to third-party retail customers, as well as direct-to-consumer delivery where allowed by state law.

For the year ended December 31, 2024, revenue was contributed from Retail and Consumer Packaged Goods sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the year ended December 31, 2024, the Company continued to focus on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

General and administrative expenses include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs, and fair value adjustments on the Company’s contingent consideration arrangements. The Company expects to continue to invest considerably in this area, in particular, stock-based compensation expense is expected to continue to increase in order to support the business by attracting and retaining top-tier talent. General and administrative expenses also include professional fees associated with being a publicly traded company in Canada and registered with the SEC.

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of Internal Revenue Code of 1986, as amended (“IRC”), Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net Income Before Non-Controlling Interest	$73,851	$37,419	$13,655
Interest Income	(9,074)	(6,697)	(4,070)
Interest Expense, net	24,266	19,073	21,201
Provision for Income Taxes	126,288	118,630	94,777
Total Other (Income) Expense	9,094	16,207	(4,499)
Depreciation and Amortization	113,210	100,790	96,664
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$337,635	$285,422	$217,728
Goodwill Impairment Charges	—	—	57,372
Write-off of Trade Names	—	—	31,131
Stock-based Compensation, Non-cash	33,312	28,189	27,140
Acquisition, Transaction and Other Non-operating Costs (Income)	371	12,228	(21,893)
Adjusted EBITDA (Non-GAAP Measure)	$371,318	$325,839	$311,478

Liquidity, Financing and Capital Resources

As of December 31, 2024 and 2023, the Company had total current liabilities of $164,969 thousand and $126,050 thousand, respectively, and cash and cash equivalents of $171,687 thousand and $161,634 thousand, respectively, to meet its current obligations. The Company had working capital of $238,931 thousand as of December 31, 2024, an increase of $22,219 thousand as compared to December 31, 2023. This increase in working capital was primarily driven by an increase in inventory partially offset by an increase in compensation related accruals.

The Company generates cash from its operations and deploys its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product research, design, development and marketing, as well as customer, supplier and investor and industry relations.

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net Cash Flows Provided by Operating Activities	$195,183	$224,968	$158,564
Net Cash Flows Used in Investing Activities	$(89,536)	$(227,908)	$(219,946)
Net Cash Flows (Used in) Provided by Financing Activities	$(95,594)	$(13,108)	$8,644

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2024:

	Total	2025	2026	2027	2028	2029	2030 and Thereafter
	(in thousands)
Syndicated Credit Facility(a)	$150,000	$7,500	$15,000	$15,000	$15,000	$97,500	$—
Mortgages Payable(b)	107,986	4,562	3,327	3,582	15,562	39,383	41,570
Interest Due on Notes Payable	53,599	13,732	12,580	11,163	9,745	6,379	—
Interest Due on Mortgage Payable	49,046	7,966	7,679	7,423	7,171	4,376	14,431
Operating Leases - Third-Party(c)	523,228	46,770	46,728	47,248	46,329	43,211	292,942
Operating Leases - Related Parties(c)	2,866	514	524	491	282	287	768
Construction Commitments	5,900	5,900	—	—	—	—	—
Total as of December 31, 2024	$892,625	$86,944	$85,838	$84,907	$94,089	$191,136	$349,711

(a) - The Syndicated Credit Facility, (the “Credit Facility”) excludes $2,021 thousand of unamortized debt discount as of December 31, 2024. See Note 8—Notes Payable for details.

(b) - This amount excludes $1,007 thousand of unamortized debt discount as of December 31, 2024. See Note 8—Notes Payable for details.

(c) - These amounts include a total of $250,352 thousand of imputed interest as of December 31, 2024 See Note 7—Leases for details.

(a) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2024:

In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. The court ruled in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees. As a result, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the consolidated balance sheets. No final Order of Judgment has been entered in the case and the Company has reserved all rights and intends to contest the findings, including an appeal if necessary.

At December 31, 2024 and 2023, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). Management evaluated its reporting units under the accounting guidance provided in Accounting Standards Codification (“ASC”) 280 Segment Reporting, and determined that the individual components within each respective reportable segment were economically similar and thus, aggregation of those components into two reporting units that align with our reportable segments, was applied.

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

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. The Company’s notes payable bear interest at fixed and variable-rates allowing the Company to manage interest rate exposure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2024. Accordingly, as of December 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by our independent registered public accounting firm, as stated in their attestation report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During the three months ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our Code of Conduct below, the information required by this Item regarding directors and executive officers will be included in the 2025 Proxy Statement for the Company’s 2025 Annual General Meeting of Shareholders (the “2025 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates and which section is incorporated herein by reference.

We have adopted a Code of Ethical Business Conduct (“Code of Conduct”) that applies to all of our directors and employees, including our chief executive officer, president, chief financial officer and other persons performing similar functions as well as our other executive officers. We have posted a copy of our Code of Conduct on our website at https://www.gtigrows.com/. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Investors – Leadership & Governance” section of our website at https://www.gtigrows.com/. Any of these items or any of our filings with the SEC are available in print to any shareholder who requests them. Requests should be sent to Green Thumb Industries Inc., 325 W. Huron Street, Chicago, IL 60654 Attn: Corporate Secretary.

We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

We have adopted an insider trading policy and procedures governing the purchase, sale, and other dispositions of securities of the Company by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, including applicable Canadian laws, rules regulations. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Policy on Insider Trading filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Executive Compensation” in the 2025 Proxy Statement and which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be included in the 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and which section is incorporated herein by reference.

Equity Compensation Plans

Information regarding equity compensation plans will be included in the 2025 Proxy Statement under the caption “Security Based Compensation Arrangements” and which section is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2025 Proxy Statement shall be deemed to be "furnished" and not "filed" for purposes of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in the 2025 Proxy Statement under the caption “Certain Relationships, Related Party Transactions and Policy Regarding Related Party Transactions” and which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services will be included in the 2025 Proxy Statement under the caption “Principal Audit Fees and Services” and which section is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1#	Amended and Restated Articles of Green Thumb Industries Inc.
4.1#	Coattail Agreement, dated June 12, 2018, by and among the Shareholders, Green Thumb Industries Inc. and Odyssey Trust Company.
4.2	Description of Securities
10.2*^	Credit Agreement, dated September 11, 2024
10.3#%	Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated June 11, 2018.
10.4#%	Amendment No. 1 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated August 30, 2019.
10.5@%	Amendment No. 2 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated April 7, 2023.
10.6&%	Amendment No. 3 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated September 9, 2024
10.7≠%	Form of Notice of Option Grant (awards granted prior to April 2023).
10.8≠%	Form of Option Agreement (awards granted prior to April 2023).
10.9≠%	Form of Notice of RSU Grant and Agreement (awards granted prior to April 2023).
10.10+%	Form of Indemnification Agreement.
10.11≠%	Form of Annual Bonus Plan
10.12≠%	Form of Executive Confidentiality, Non-Compete, Non-Solicitation, Non-Disparagement and Invention Assignment Agreement (Kovler and Georgiadis).
10.13≠%	Kravitz Confidentiality, Non-Compete, Non-Solicitation and Invention Assignment Agreement.
10.14≠%	Faulkner Executive Confidentiality, Non-Compete, Non-Solicitation and Invention Assignment Agreement.
10.15@%	2023 Form of Option Grant Agreement (awards granted beginning in April 2023)
10.16@%	2023 Form of RSU Agreement (awards granted beginning in April 2023)
19.1	Policy on Insider Trading
21.1	List of Significant Subsidiaries of Green Thumb Industries Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
^	Incorporated by reference to our Current Report on Form 8-K dated September 11, 2024, filed on September 13, 2024.
#	Incorporated by reference to our registration statement on Form 10 filed on December 20, 2019.
+	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2021.
≠	Incorporated by reference to Exhibits to our Annual Report for the year ended December 31, 2022.
@	Incorporated by reference to the applicable exhibits to our Quarterly Report for the period ended March, 31, 2023.
%	This Exhibit is a management contract or compensatory arrangement.
&	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024.

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/Benjamin Kovler Benjamin Kovler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2025

/s/Mathew Faulkner Mathew Faulkner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025

/s/Anthony Georgiadis Anthony Georgiadis	President and Director	February 27, 2025

/s/Dawn Wilson Barnes Dawn Wilson Barnes	Director	February 27, 2025

/s/Jeffrey Goldman	Director	February 27, 2025
Jeffrey Goldman

/s/Ethan Nadelmann	Director	February 27, 2025
Ethan Nadelmann

/s/Richard Reisin	Director	February 27, 2025
Richard Reisin

/s/Hannah (Buchan) Ross	Director	February 27, 2025
Hannah (Buchan) Ross

S-1

Green Thumb Industries Inc.

Consolidated Balance Sheets

As of December 31, 2024 and December 31, 2023

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

	December 31,	December 31,
	2024	2023
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$171,687	$161,634
Accounts Receivable, Net	52,831	42,975
Income Tax Receivable	688	—
Inventories, Net	147,162	112,970
Prepaid Expenses	16,856	19,801
Other Current Assets	14,676	5,382
Total Current Assets	403,900	342,762
Property and Equipment, Net	716,014	687,106
Right of Use Assets, Net	246,281	238,369
Investments	43,578	64,361
Investments in Associates	40,305	24,942
Note Receivable	4,270	550
Intangible Assets, Net	488,287	538,678
Goodwill	589,691	589,691
Deferred Tax Assets	2,519	1,041
Deposits and Other Assets	2,167	2,557
TOTAL ASSETS	$2,537,012	$2,490,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$24,767	$24,495
Accrued Liabilities	86,162	59,552
Compensation Payable	25,350	16,005
Current Portion of Notes Payable	12,062	2,996
Current Portion of Lease Liabilities	14,296	12,297
Income Tax Payable	2,332	10,705
Total Current Liabilities	164,969	126,050
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	261,446	249,464
Notes Payable, Net of Current Portion and Debt Discount	242,896	305,527
Contingent Consideration Payable	—	33,250
Deferred Income Taxes	78,621	72,510
TOTAL LIABILITIES	747,932	786,801
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2024: Unlimited, 211,128,045, and 211,128,045, respectively, at December 31, 2023: Unlimited, 209,871,792, and 209,871,792, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2024: Unlimited, 37,623 and 37,623, respectively, at December 31, 2023: Unlimited, 38,531 and 38,531, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2024: Unlimited, 206,690 and 206,690, respectively, at December 31, 2023: Unlimited, 216,690 and 216,690, respectively)	—	—
Share Capital	1,758,504	1,703,852
Contributed (Deficit) Surplus	(26,854)	7,871
Deferred Share Issuances	6,362	12,973
Accumulated Earnings (Deficit)	51,265	(21,818)
Equity of Green Thumb Industries Inc.	1,789,277	1,702,878
Noncontrolling interests	(197)	378
TOTAL SHAREHOLDERS’ EQUITY	1,789,080	1,703,256
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,537,012	$2,490,057

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Operations

Years Ended December 31, 2024, 2023 and 2022

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues, Net of Discounts	$1,137,141	$1,054,553	$1,017,375
Cost of Goods Sold	(536,032)	(528,058)	(513,412)
Gross Profit	601,109	526,495	503,963
Expenses:
Selling, General, and Administrative	376,684	341,863	294,396
Impairment of Goodwill and Intangible Assets	—	—	88,503
Total Expenses	376,684	341,863	382,899
Income From Operations	224,425	184,632	121,064
Other Income (Expense):
Other (Expense) Income, Net	(9,094)	(16,207)	4,499
Interest Income	9,074	6,697	4,070
Interest Expense, Net	(24,266)	(19,073)	(21,201)
Total Other Expense	(24,286)	(28,583)	(12,632)
Income Before Provision for Income Taxes And Non-Controlling Interest	200,139	156,049	108,432
Provision For Income Taxes	126,288	118,630	94,777
Net Income Before Non-Controlling Interest	73,851	37,419	13,655
Net Income Attributable to Non-Controlling Interest	768	1,152	1,677
Net Income Attributable To Green Thumb Industries Inc.	$73,083	$36,267	$11,978
Net Income Per Share - Basic	$0.31	$0.15	$0.05
Net Income Per Share - Diluted	$0.30	$0.15	$0.05
Weighted Average Number of Shares Outstanding - Basic	236,827,774	237,927,867	236,713,056
Weighted average Number of Shares Outstanding - Diluted	241,925,957	239,827,390	238,080,030

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2022	$1,633,672	$21,245	$36,262	$(70,063)	$(1,638)	$1,619,478
Noncontrolling interests adjustment for change in ownership	2,379	(17,735)	—	—	15,356	—
Issuance of shares under business combinations and investments	1,406	—	—	—	—	1,406
Shares issued as contingent consideration	13,111	—	—	—	—	13,111
Indemnification of deferred shares associated with post acquisition costs	—	—	(51)	—	—	(51)
Exercise of options, RSUs and warrants	11,215	(7,393)	—	—	—	3,822
Stock-based compensation	—	27,140	—	—	—	27,140
Shares issued for settlement of business obligation	1,774	(24)	—	—	—	1,750
Distributions to non-controlling interest holders	—	—	—	—	(14,879)	(14,879)
Net income	—	—	—	11,978	1,677	13,655
Balance, December 31, 2022	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Balance, January 1, 2023	$1,663,557	$23,233	$36,211	$(58,085)	$516	$1,665,432
Distribution of deferred shares	20,454	—	(20,454)	—	—	—
Distribution of contingent consideration	12,524	—	—	—	—	12,524
Indemnification of deferred shares associated with post acquisition costs	—	—	(2,784)	—	—	(2,784)
Exercise of options and RSUs	7,317	(3,695)	—	—	—	3,622
Stock-based compensation	—	28,189	—	—	—	28,189
Distributions to non-controlling interest holders	—	—	—	—	(1,290)	(1,290)
Repurchase of Subordinate Voting Shares	—	(39,856)	—	—	—	(39,856)
Net income	—	—	—	36,267	1,152	37,419
Balance, December 31, 2023	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2024	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256
Dissolution of non-controlling interest entity	—	96	—	—	(96)	—
Distribution of Contingent Consideration	17,259	—	—	—	—	17,259
Distribution of deferred shares	6,611	—	(6,611)	—	—	—
Exercise of options and RSUs	19,565	(8,263)	—	—	—	11,302
Options exercised through net share settlement	10,859	(16,792)	—	—	—	(5,933)
Exercise of warrants	358	—	—	—	—	358
Stock-based compensation	—	33,312	—	—	—	33,312
Distributions to non-controlling interest holders	—	—	—	—	(1,247)	(1,247)
Repurchase of Subordinate Voting Shares	—	(43,078)	—	—	—	(43,078)
Net income	—	—	—	73,083	768	73,851
Balance, December 31, 2024	$1,758,504	$(26,854)	$6,362	$51,265	$(197)	$1,789,080

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$73,083	$36,267	$11,978
Net income attributable to non-controlling interest	768	1,152	1,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,210	100,790	96,664
Amortization of operating lease right of use assets	54,385	48,231	43,985
(Gain) loss on extinguishment of debt	—	(1,283)	—
Loss on disposal of property and equipment	1,544	3,542	383
Impairment of goodwill and intangible assets	—	—	88,503
Impairment of long-lived property and equipment	450	5,467	1,419
Loss on equity method investments	8,686	1,166	4,259
Loss (gain) from lease modification	369	52	(3,330)
Deferred income taxes	4,634	8,918	(17,477)
Stock-based compensation	33,312	28,189	27,140
Decrease in fair value of investments	2,988	17,460	11,651
Gain on settlement of contingent consideration	(15,991)	—	—
Increase (decrease) in fair value of contingent consideration	—	3,831	(29,012)
Decrease in fair value of warrants	(2,691)	(1,403)	(20,357)
Shares issued for settlement of business obligation	—	—	1,750
Gain on indemnification of deferred shares associated with post acquisition costs	—	(2,784)	(51)
Amortization of debt discount	3,074	9,718	9,174
Changes in operating assets and liabilities:
Accounts receivable, net	(9,856)	(12,000)	(8,841)
Inventories, net	(34,192)	2,615	(19,791)
Prepaid expenses and other current assets	2,002	(5,603)	(3,222)
Deposits and other assets	390	503	(419)
Accounts payable	272	6,072	3,571
Accrued liabilities	16,492	2,969	2,412
Operating lease liabilities	(48,685)	(42,721)	(38,258)
Income tax receivable and payable, net	(9,061)	13,820	(5,244)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	195,183	224,968	158,564
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(80,188)	(220,035)	(179,500)
Proceeds from disposal of property and equipment	450	429	869
Investments in securities and associates	(39,631)	(8,800)	(5,804)
Proceeds from equity investments and notes receivable	29,833	498	3,571
Settlement of acquisition consideration payable	—	—	(31,732)
Purchase of businesses, net of cash acquired	—	—	(7,350)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(89,536)	(227,908)	(219,946)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to non-controlling interest holders	(1,247)	(1,290)	(14,879)
Contributions from unconsolidated subsidiaries	—	—	550
Repurchase of Subordinate Voting Shares	(43,078)	(39,856)	—
Payments for taxes related to net share settlement of equity awards	(5,933)	—	—
Proceeds from exercise of options and RSUs	11,302	3,622	3,822
Proceeds from issuance of notes payable	170,923	49,901	20,101
Principal repayment of notes payable	(227,561)	(25,485)	(950)
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(95,594)	(13,108)	8,644
CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,053	(16,048)	(52,738)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	161,634	177,682	230,420
CASH AND CASH EQUIVALENTS END OF PERIOD	$171,687	$161,634	$177,682

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$21,468	$20,912	$18,552
NONCASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of note receivable in exchange for real property	$(1,749)	$—	$—
Accrued capital expenditures	$12,232	$(30,966)	$887
Noncash increase in right of use asset	$(12,102)	$(7,174)	$(74,996)
Noncash increase in lease liability	$12,102	$7,174	$74,996
Warrant issuance associated with note payable	$358	$—	$—
Mortgages associated with operating properties	$—	$—	$7,350
Shares issued for purchase of noncontrolling interest	$—	$—	$2,379
Issuance of shares associated with contingent consideration	$17,259	$12,524	$13,111
Deferred share issuances	$—	$—	$—
Distribution of deferred shares	$(6,611)	$(20,454)	$—
Issuance of shares under business combinations	$—	$—	$1,406
ACQUISITIONS AND DISPOSITIONS
Inventories	$—	$(90)	$412
Accounts receivable	—	—	34
Prepaid expenses	—	(16)	72
Property and equipment	—	(447)	738
Right of use assets	—	(128)	743
Identifiable Intangible assets	—	—	4,816
Goodwill	—	—	14,214
Deposits and other assets	—	—	12
Liabilities assumed	—	3	(1,222)
Lease liabilities	—	128	(743)
Noncontrolling interests	—	—	17,735
Contingent liabilities	—	—	(200)
Equity interests issued	—	—	(3,785)
Fair value of previously held equity interest	—	—	(11,336)
Cash consideration receivable	—	550	—
Deferred income taxes	—	—	1,216
Settlement of noncontrolling interests	—	—	(15,356)
	$—	$—	$7,350

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

1. NATURE OF OPERATIONS

Green Thumb Industries Inc. (“Green Thumb” or the “Company”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of December 31, 2024, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,800 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters is at 325 W. Huron St., Suite 700, Chicago, IL 60654.

2. SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Preparation and Statement of Compliance

The consolidated financial statements as of December 31, 2024, 2023 and 2022 (the “Consolidated Financial Statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

(d)
Basis of Consolidation

The consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 include the accounts of the Company, its wholly-owned subsidiaries, its partially-owned subsidiaries, and those controlled by the Company by virtue of agreements, on a consolidated basis after elimination of intercompany transactions and balances.

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

The following are the Company’s wholly owned subsidiaries that are included in these consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022:

Subsidiaries	Jurisdiction	Interest
GTI23, Inc.	Delaware	100%
VCP23, LLC	Delaware	100%
GTI Core, LLC	Delaware	100%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d) Basis of Consolidation (Continued)

The following are VCP23, LLC’s and GTI Core, LLC’s wholly owned subsidiaries and entities over which the Company has control, that are included in these consolidated financial statements for the years ended December 31, 2024, 2023 and 2022:

Subsidiaries	Ownership	Jurisdiction	Purpose
JB17, LLC	100%	Maryland	Management company
GTI-Clinic Illinois Holdings, LLC	100%	Illinois	License holder
ILDISP, LLC	100%	Illinois	License holder
RISE Holdings, Inc.	100%	Massachusetts	License holder
Liberty Compassion Inc.	100%	Massachusetts	License holder
GTI Maryland, LLC	100%	Maryland	License holder
Ohio Investors 2017, LLC	100%	Ohio	Holding Company
GTI Ohio, LLC	100%	Ohio	License holder
GTI Nevada, LLC	100%	Nevada	License holder
GTI Pennsylvania, LLC	100%	Pennsylvania	License holder
GTI Florida, LLC	100%	Florida	Holding company
KSGNF, LLC	100%	Florida	License holder
GTI New Jersey, LLC	100%	New Jersey	License holder
KW Ventures Holdings, LLC	100%	Pennsylvania	License holder
Chesapeake Alternatives, LLC	100%	Maryland	License holder
Meshow, LLC	100%	Maryland	License holder
Maryland Health and Wellness Center, Inc.	100%	Maryland	License holder
Advanced Grow Labs, LLC	100%	Connecticut	License holder
Bluepoint Wellness of Westport, LLC	46%	Connecticut	License holder
Bluepoint Apothecary, LLC	100%	Connecticut	License holder
Southern CT Wellness and Healing	100%	Connecticut	License Holder
Integral Associates, LLC	100%	Nevada	License holder
Integral Associates CA, LLC	100%	California	License holder
Fiorello Pharmaceuticals, Inc.	100%	New York	License holder
Dharma Pharmaceuticals, LLC	100%	Virginia	License holder
Summit Medical Compassion Center, Inc.	0%	Rhode Island	License holder
LeafLine Industries, LLC	100%	Minnesota	License holder
MC Brands, LLC	100%	Colorado	Intellectual property
For Success Holding Company	100%	California	Intellectual property
VCP IP Holdings, LLC	100%	Delaware	Intellectual property
Vision Management Services, LLC	100%	Delaware	Management company
RSLGH, LLC	100%	Delaware	Management company
TWD18, LLC	100%	Delaware	Investment company
VCP Real Estate Holdings, LLC	100%	Delaware	Real Estate holding company

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

On November 5, 2024 (the “Transaction Date”), the Company acquired a noncontrolling financial interest in Agrify Corporation (“Agrify”), a related-party, in exchange for $18,280 thousand in cash and Subordinate Voting Shares of Green Thumb. As part of the Transaction, the Company also acquired warrants that would allow the Company to extend its ownership stake if exercised. Separately, Agrify's Board of Directors appointed Benjamin Kovler as its Chairman and Interim CEO and Armon Vakali, Vice President, Strategic Initiatives and Partnerships of Green Thumb, as a member of its Board.

As of the Transaction Date, the carrying value of the Company’s investment in Agrify exceeded its proportionate share of the net assets of Agrify by approximately $12,700 thousand. The premium was recognized as part of the carrying value in the Company’s equity investment in Agrify. The difference was attributed to goodwill in Agrify. The equity method goodwill will not be amortized, but tested for impairment to the extent impairment indicators exist. As of December 31, 2024, no such impairment indicators were identified.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)
Accounts and Notes Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. For the years ended December 31, 2024 and 2023 the Company recorded approximately $4,484 thousand and $1,658 thousand, respectively, in allowance for doubtful accounts. During the years ended December 31, 2024, 2023 and 2022, the Company recorded bad debt expense of $3,088 thousand, $729 thousand and $423 thousand, respectively.

Notes receivable are initially recorded at their fair value, which generally reflects the face value of the instrument. Notes receivable are subsequently carried at amortized cost minus impairment. Allowance for the uncollectibility of notes receivable is evaluated individually based on specific credit risk characteristics, including the borrower’s financial condition, collateral and payment history. During the year ended December 31, 2024, the Company extended a convertible secured note to Agrify, a related-party, the carrying value of which was $10,000 thousand as of the period then ended. The convertible note receivable matures on November 5, 2025, bears interest of 10% per annum and was recorded within other current assets on the Company's consolidated balance sheets.

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

The assets’ residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate. An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on de-recognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in operations in the year the asset is derecognized.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)
Property and Equipment (Continued)

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the asset group is assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the carrying value of an asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value. During the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment charges of $450 thousand, $5,467 thousand and $1,419 thousand respectively, within selling, general, and administrative expenses on the consolidated statement of operations.

(k)
Investments

Notes receivable instruments and investments in equity of private companies represent financial assets without readily determinable fair values. The Company measures such investments at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Subsequent changes in fair value are recognized in profit or loss. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist.

(l)
Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition and were as follows for each class of intangible asset as of December 31, 2024:

Licenses and Permits	15 years
Tradenames	5-15 years
Customer Relationships	7 years
Non-competition Agreement	5 years

Intangible assets with finite lives are amortized over their estimated useful lives. The estimated useful lives, residual values and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

During the 2022 annual review, management determined that certain trade names associated with the 2019 acquisition of Integral Associates, LLC (“Integral”) were impaired. The Company’s decisions to re-brand Essence retail stores into RISE retail locations and, discontinue production of the Desert Grown Farms brand, both acquired as part of the Integral acquisition, resulted in an impairment charge of $31,131 thousand as of the year ended December 31, 2022.

No such impairment charges were recorded during the years ended December 31, 2024 or 2023.

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

During the years ended December 31, 2024 and 2023, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company’s Step Zero analysis, no further quantitative impairment test was deemed necessary.

During 2022, the Company reevaluated its existing reporting units under the accounting guidance provided in Accounting Standards Codification (“ASC”) 280, Segment Reporting, and determined that the individual components within each respective segment were economically similar and thus, aggregation of these components into two reporting units that align with our reportable segments, should be applied. Subsequent to October 1, 2022, the Company aggregated each of the components into two reporting units (Retail and Consumer Packaged Goods).

As part of the Company’s reevaluation of its reporting units, the accounting guidance required the reporting units be tested for impairment through a Step 1 quantitative analysis.

The analysis performed included estimating the fair value of each reporting unit using either an income or market approach. The income approach required management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and the eventual repeal of 280E. The market approach estimated fair value using comparable marketplace fair value data from within a comparable industry grouping.

As a result of the Company’s analysis, an impairment charge of $44,392 thousand associated with its Nevada Consumer Packaged Goods operations and $12,980 thousand associated with its Nevada Retail operations, was recorded during the year ended December 31, 2022, as the carrying value of the reporting units exceeded their estimated fair value by such amounts. No such impairment charges were recorded for the years ended December 31, 2024 or 2023.

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

Revenues consist of Consumer Packaged Goods and Retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. During the years ended December 31, 2024, 2023 and 2022, sales discounts totaled $267,298 thousand, $232,031 thousand and $167,288 thousand, respectively.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

At some locations, the Company offers a loyalty reward program to its retail customers. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2024 and 2023, the loyalty liability totaled $5,149 thousand and $4,839 thousand, respectively, and is included in accrued liabilities on the consolidated balance sheets.

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

(t)
Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of Common Shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding Common Shares and consequently are not included in the basic earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of Common Shares outstanding to assume conversion of all dilutive potential Common Shares. The Company has three categories of potentially dilutive Common Share equivalents: RSUs, options and warrants. As of December 31, 2024, the Company had 8,238,472 options, 7,678,310 RSUs and 1,811,075 warrants outstanding. As of December 31, 2023, the Company had 10,071,467 options, 3,620,638 RSUs and 3,734,555 warrants outstanding. As of December 31, 2022, the Company had 9,577,947 options, 947,502 RSUs and 3,734,555 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the exercise of dilutive unvested RSUs, options, and warrants would be used to repurchase Common Shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of options and convertible debt that would increase earnings per share or decrease loss per share. For the year ended December 31, 2024, the computation of diluted earnings per share included 895,518 options, 4,189,705 RSUs and 12,960 warrants. For the year ended December 31, 2023, the computation of diluted earnings per share included 220,325 options, 1,679,198 RSUs and 0 warrants. For the year ended December 31, 2022, the computation of diluted earnings per share included 1,001,835 options, 243,194 RSUs and 121,945 warrants.

For the years ended December 31, 2024, 2023, and 2022 the weighted average number of anti-dilutive options excluded from the computation of diluted earnings per share were 970,606; 2,477,120; and 1,895,273, respectively.

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

Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Contingent consideration classified as a liability requires remeasurement at each period-end, with adjustments to the fair value of the liability recorded within selling, general, and administrative expenses. Equity classified contingent consideration is measured as of the date of acquisition and assessed at each period-end to determine whether equity classification remains appropriate.

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

When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the asset group is assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the carrying value of an asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment charges associated with long-lived fixed assets of $450 thousand, $5,467 thousand and $1,419 thousand respectively, within selling, general, and administrative expenses on the consolidated statement of operations.

(w)
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

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately consider the risk of non-renewal, the

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)
Significant Accounting Judgments, Estimates and Assumptions (Continued)

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

During the years ended December 31, 2024 and 2023, the Company performed the Step Zero analysis for its goodwill impairment test. As a result of the Company’s Step Zero analysis, no further quantitative impairment test was deemed necessary.

During the year ended December 31, 2022, the Company reevaluated its existing reporting units under ASC 280, Segment Reporting, and determined that the individual components within each respective segment were economically similar and thus, aggregation of these components into two reporting units that align with our reportable segments, should be applied. Subsequent to October 1, 2022, the Company aggregated each of the components into two reporting units (Retail and Consumer Packaged Goods).

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)
Significant Accounting Judgment, Estimates and Assumptions (Continued)

As part of the Company’s reevaluation of its reporting units, the accounting guidance required the reporting units be tested for impairment through a Step 1 quantitative analysis.

The analysis performed included estimating the fair value of each reporting unit using either an income or market approach. The income approach required management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and the eventual repeal of 280E. The market approach estimated fair value using comparable marketplace fair value data from within a comparable industry grouping.

As a result of the Company’s analysis, an impairment charge of $44,392 thousand associated with its Nevada Consumer Packaged Goods operations and $12,980 thousand associated with its Nevada Retail operations, was recorded during the year ended December 31, 2022, as the carrying value of the reporting units exceeded their estimated fair value by such amounts.

(vi)	Determination of Reporting Units

The Company’s assets are aggregated into two reportable segments (Retail and Consumer Packaged Goods). Management evaluated its reporting units under the accounting guidance provided in ASC 280 Segment Reporting, and determined that the individual components within each respective reportable segment were economically similar and thus, aggregation of those components into two reporting units that align with our reportable segments, was applied.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x)
New and Revised Standards

(i)
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
(iii)
In November 2023, the FASB issued ASU No.2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, to provide enhanced segment disclosures. The standard requires disclosures about significant segment expense categories and amounts for each reportable segment, for all periods presented. Additionally, the standard requires public entities to disclose the title and position of the Chief Operating Decision Maker (“CODM”) in the consolidated financial statements. These enhanced disclosures are required for all entities on an interim and annual basis, effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

3. INVENTORIES

The Company’s inventories include the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Raw Material	$2,501	$1,547
Packaging and Miscellaneous	13,616	10,661
Work in Process	57,893	47,029
Finished Goods	76,626	57,631
Reserve for Obsolete Inventory	(3,474)	(3,898)
Total Inventories, Net	$147,162	$112,970

4. PROPERTY AND EQUIPMENT

At December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Buildings and Improvements	$356,612	$353,912
Equipment, Computers and Furniture	196,139	171,522
Leasehold Improvements	241,544	200,232
Land	34,690	33,725
Land Improvements	1,566	1,046
Assets Under Construction	40,325	23,142
Capitalized Interest	32,499	30,817
Total Property and Equipment	903,375	814,396
Less: Accumulated Depreciation	(187,361)	(127,290)
Property and Equipment, net	$716,014	$687,106

Assets under construction represent costs associated with construction projects related to cultivation and production facilities and retail stores.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 totaled $62,819 thousand, $49,949 thousand and $37,006 thousand, respectively, of which $40,563 thousand, $32,936 thousand and $24,117 thousand, respectively, is included in cost of goods sold.

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

At December 31, 2024 and 2023, intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$201,862	$458,854	$660,716	$157,764	$502,952
Trademarks	41,511	16,098	25,413	41,511	13,378	28,133
Customer Relationships	24,438	20,418	4,020	24,438	16,927	7,511
Non-Competition Agreements	2,565	2,565	—	2,565	2,483	82
Total Intangible Assets	$729,230	$240,943	$488,287	$729,230	$190,552	$538,678

The Company recorded amortization expense for the years ended December 31, 2024, 2023 and 2022 of $50,391 thousand, $50,841 thousand and $59,658 thousand, respectively.

On an annual basis, the Company reviews the estimated useful lives, residual values and amortization methods used for each identifiable intangible asset acquired. During the 2022 annual review, management determined that certain trade names associated with the 2019 acquisition of Integral Associates, LLC (“Integral”) should be written-off. The Company’s decisions to re-brand Essence retail stores into RISE retail locations and, discontinue production of the Desert Grown Farms brand, both acquired as part of the Integral acquisition, resulted in an impairment charge of $31,131 thousand as of the year ended December 31, 2022.

No such impairment charges were recorded during the years ended December 31, 2024 or 2023.

The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2024:

Estimated Amortization
Year Ending December 31,	(in thousands)
2025	$50,294
2026	47,332
2027	46,803
2028	46,803
2029	46,803
2030 and Thereafter	250,252
$488,287

As of December 31, 2024, the weighted average amortization period remaining for intangible assets was 10.44 years.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

5. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At December 31, 2024 the balances of goodwill, by segment, consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Retail	$273,802	$273,802
Consumer Packaged Goods	315,889	315,889
Total	$589,691	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of December 31, 2024 and 2023 respectively. No goodwill impairment charges were recognized by the Company during the years ended December 31, 2024 and 2023, respectively.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS

As of December 31, 2024 and 2023, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $43,578 thousand and $64,361 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments during the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Beginning	$64,361	$74,169
Additions	12,029	8,200
Proceeds	(29,824)	(498)
Fair value adjustment	(2,988)	(17,460)
Transfers and other	—	(50)
Ending	$43,578	$64,361

The following table summarizes the fair value change in the Company’s investments recorded during the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Equity Investments	$(1,727)	$(20,713)	$(17,078)
Notes Receivable Instruments	(1,467)	2,845	(6,192)
Accrued Interest on Notes Receivable Instruments	206	408	664
Net fair value gains (losses)	$(2,988)	$(17,460)	$(22,606)

The Company recorded fair value gains (losses) related to equity and note receivable investments within other income (expense) and accrued interest to interest income on the consolidated statements of operations.

(a) Equity Investments

The Company held equity investments in both publicly and privately traded entities during the twelve months ended December 31, 2024, 2023 and 2022. Publicly traded entities generally have readily determinable fair values and are classified as Level 1 investments. Meanwhile, non-publicly traded entities generally do no have readily determinable fair values and are classified as Level 3 investments. The Company has classified all of its holdings as trading securities and recorded such amounts within investments on the Company’s consolidated balance sheets.

The following table summarizes the change in the Company’s Level 1 equity investments during the twelve months ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning	$2,001	$2,535	$20,583
Proceeds	(2,092)	(198)	(2,488)
Fair value adjustment	91	(336)	(15,560)
Transfers and other	—	—	—
Ending	$—	$2,001	$2,535

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

The following table summarizes the change in the Company’s Level 3 equity investments during the twelve months ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning	$25,953	$40,330	$38,208
Additions	7,352	6,000	3,640
Fair value adjustment	(1,818)	(20,377)	(1,518)
Transfers and other	5,000	—	—
Ending	$36,487	$25,953	$40,330

The following table summarized unrealized (losses) gains recognized on the Company’s equity investments held during the twelve months ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Unrealized loss recognized on equity investments	$(1,727)	$(20,713)	$(17,078)
Realized (loss) gain recognized on equity investments	(91)	53	168
Net unrealized gain (loss) on equity investments	$(1,636)	$(20,660)	$(16,910)

See Note 14—Fair Value Measurements for additional details.

(b) Note Receivable Instruments

The Company held note(s) receivable instrument(s) in publicly and privately traded entities during the twelve months ended December 31, 2024, 2023 and 2022. The fair value of these notes receivable instruments include the initial investment and contractual accrued interest recorded within interest income on the consolidated statements of operations.

All of the Company’s notes receivable instruments are classified as trading securities and are included within investments on the Company’s consolidated balance sheet.

The following table summarizes the change in the Company’s Level 1 note receivable instrument during the twelve months ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning	$22,214	$22,214	$23,534
Additions	1,965	—	—
Proceeds	(22,712)	—	(1,083)
Fair value adjustment	(1,467)	—	(237)
Ending	$—	$22,214	$22,214

On November 27, 2024, the Company collected the outstanding principal balance of the note receivable instrument along with accrued interest in cash, resulting in no remaining balance of Level 1 note receivable instruments as of December 31, 2024.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS (Continued)

(b) Note Receivable Instruments (Continued)

The following table summarized the change in the Company’s Level 3 notes receivable instruments during the twelve months ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning	$14,193	$9,090	$12,577
Additions	2,712	2,200	1,804
Proceeds	(5,020)	(300)	—
Fair value adjustment	—	2,845	(5,955)
Accrued Interest	206	408	664
Transfers and other	(5,000)	(50)	—
Ending	$7,091	$14,193	$9,090

The Company’s Level 3 notes receivable instruments had stated interest rates ranging between 2.7% and 10.0% and terms between twelve months to five years.

On January 9, 2024, one of the Company’s privately held note receivable instruments matured and the Company collected the principal amount of $4,000 thousand along with accrued interest of $605 thousand on such date.

On August 16, 2024, a separate privately held convertible note receivable instrument in the amount of $5,000 thousand was exchanged for shares of preferred stock of the investee. As a result, the investment was transferred from Level 3 note receivable instruments to the Level 3 equity investments.

See Note 14—Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

7. LEASES

(a) Operating Leases

The Company has operating leases for its retail stores, processing and cultivation facilities and corporate office space. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the years ended December 31, 2024, 2023 and 2022 the Company recorded operating lease expense of $54,385 thousand, $48,231 thousand and $43,985 thousand, respectively.

Other information related to operating leases as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	10.74	11.75
Weighted average discount rate	12.23%	12.40%

Maturities of lease liabilities for operating leases as of December 31, 2024 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
2025	$46,770	$514	$47,284
2026	46,728	524	47,252
2027	47,248	491	47,739
2028	46,329	282	46,611
2029	43,211	287	43,498
2030 and Thereafter	292,942	768	293,710
Total Lease Payments	523,228	2,866	526,094
Less: Interest	(249,490)	(862)	(250,352)
Present Value of Lease Liability	$273,738	$2,004	$275,742

(b) Related Party Operating Leases

Wendy Berger, a former director of the Company, is a principal of WBS Equities, LLC, which is the Manager of Mosaic Real Estate, LLC, which owned the facilities leased by the Company. Additionally, Mosaic Real Estate, LLC is owned in part by Ms. Berger (through the Wendy Berger 1998 Revocable Trust), Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). On December 16, 2022, the Company purchased land located at 5401 NW 44th Ave. Ocala, Florida for $5,584 thousand, excluding transaction costs, from Mosaic Real Estate Ocala, LLC. This transaction resulted in the termination of the Florida related party leasing agreement. On December 17, 2024, the Company purchased the land and building located at 169 Meadow St. Amherst, Massachusetts for $654 thousand, excluding transaction costs, from Mosaic Real Estate Amherst, LLC. This transaction resulted in the termination of the Massachusetts related party leasing agreement. For the years ended December 31, 2024, 2023 and 2022, the Company recorded lease expense of $595 thousand, $553 thousand and $1,129 thousand, respectively, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE

At December 31, 2024 and 2023, notes payable consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Charitable contributions[1]	$—	$351
Private placement debt dated April 30, 2021[2]	—	221,680
Syndicated credit facility dated September 11, 2024[3]	147,979	—
Mortgage notes[4]	106,979	86,492
Total notes payable	254,958	308,523
Less: current portion of notes payable	(12,062)	(2,996)
Notes payable, net of current portion	$242,896	$305,527

____________________

1 In connection with acquisitions completed in 2017 and 2019, the Company committed to provide quarterly charitable contributions of $50 thousand through October 2024 and $250 thousand per year through May 2024, respectively. As of December 31, 2023, the net present value of these payments was recorded as a liability with interest rates ranging between 2.17% - 7.00%. As of December 31, 2024, the Company fully satisfied these commitments.

2 The April 30, 2021 private placement debt, as amended on October 21, 2021, (the “April 30, 2021 Notes”), was retired as of September 11, 2024. As of December 31, 2023, the outstanding principal balance of the April 30, 2021 Notes was $224,435 thousand and was recorded net of debt discount, the carrying value of which was $2,755 thousand.

3 The Credit Facility (as defined below in Section (b) of this Note 8) was issued in an aggregate amount of $150,000 thousand, and will bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 500 basis points, payable quarterly. As of December 31, 2024, the Credit Facility’s outstanding principal balance was $150,000 thousand, which is recorded net of debt discount of $2,021 thousand. The Credit Facility matures on September 11, 2029.

4 The Company has issued mortgage notes in connection with various operating properties at an aggregate value of $112,285 thousand and $88,785 thousand as of December 31, 2024 and 2023, respectively. The mortgage notes were issued at a discount, the aggregate carrying value of which was $1,007 thousand and $725 thousand, and are presented net of principal payments of $4,299 thousand and $1,568 thousand as of December 31, 2024 and 2023, respectively. These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

Maturities of notes payable as of December 31, 2024 were as follows:

	Maturities of Notes Payable
Year Ending December 31,	Credit Facility	Mortgage Notes	Total
	(in thousands)
2025	$7,500	$4,562	$12,062
2026	15,000	3,327	18,327
2027	15,000	3,582	18,582
2028	15,000	15,562	30,562
2029	97,500	39,383	136,883
2030 and Thereafter	—	41,570	41,570
Total maturities of notes payable [1]	$150,000	$107,986	$257,986

____________________

1 Total maturities of notes payable excludes unamortized debt discount of $2,021 thousand associated with the Credit Facility and $1,007 thousand associated with the mortgage notes.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE (Continued)

(a)
April 30, 2021 Private Placement Financing

On April 30, 2021, the Company closed on $249,934 thousand private placement debt, as amended on October 21, 2021, (the “April 30, 2021 Notes”), bearing an interest rate of 7.00% per annum. As part of the transaction, the purchasers of the April 30, 2021 Notes received warrants, which are classified as equity. See Note 9—Warrants for additional details.

From October 19, 2023 through November 30, 2023, the Company repurchased $25,500 thousand of the April 30, 2021 Notes held by unrelated third-party lenders at 95% of their original value. In connection with the repurchase, the Company also wrote-off $350 thousand of the associated unamortized debt discount.

The remaining balance of the April 30, 2021 Notes was retired on September 11, 2024, in part by use of the proceeds from the Syndicated Credit Facility.

As of December 31, 2023, a portion of the April 30, 2021 Notes were held by related parties as well as unrelated third-party lenders at a percentage of approximately 1% and 99%, respectively. The related parties consist of Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (held through KP Capital, LLC and Outsiders Capital, LLC); Andrew Grossman, the Executive Vice President of Capital Markets of the Company (held through AG Funding Group, LLC); and Anthony Georgiadis, the President and a Director of the Company (held through Three One Four Holdings, LLC and ABG, LLC).

(b)
Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility (the “Credit Facility”) led by Valley National Bank. The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the SOFR plus 500 basis points, payable monthly. The interest rate on the closing date was 10.10% per annum. The floating interest rate as of December 31, 2024 was 9.45% per annum. The April 30, 2021 Notes were retired on September 11, 2024, with the proceeds from the Credit Facility and cash generated from operations.

The Credit Facility includes certain covenants which require the Company to maintain (on the last day of each test period) a debt service coverage ratio of 1.5 to 1.0, a funded debt to Adjusted EBITDA ratio no greater than 3.5 to 1.0 and a tangible net worth of at least $500 thousand. As of December 31, 2024, the Company was in compliance with all covenants associated with the Credit Facility.

(c)
Low Moor, Virginia Mortgage Note

On October 12, 2022, the Company entered into a construction-to-permanent financing arrangement (the “Construction Loan”) which provided funding for the construction of a CPG facility at Low Moor, Virginia in an amount up to $31,000 thousand.

On October 23, 2023, the Construction Loan converted into a $30,998 thousand mortgage note bearing interest of 7.75% per annum, with a maturity date of October 1, 2034. The mortgage includes certain covenants requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of December 31, 2024, the Company was in compliance with all covenants associated with the mortgage.

(d)
Ocala, Florida Mortgage Note

On December 7, 2023, the Company closed on a $15,000 thousand mortgage note associated with its Ocala, Florida CPG facility bearing an interest rate of 7.45% per annum, with a maturity date of December 31, 2028. The interest rate on the mortgage is subject to a compensating balance threshold, which, if the Company falls below such threshold, the lender may increase the interest rate of the mortgage to 9.45% per annum. In addition, the mortgage includes various covenants requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of December 31, 2024, the Company was in compliance with all covenants associated with the mortgage.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE (Continued)

(e)
Cottage Grove, Minnesota Mortgage Note

On December 14, 2023, the Company closed a $17,000 thousand mortgage note associated with its Cottage Grove CPG facility bearing an interest rate of 7.75% per annum, with a maturity date of January 1, 2029. The mortgage includes a covenant requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of December 31, 2024, the Company was in compliance with all covenants associated with the mortgage.

(f)
Warwick, New York Mortgage Note

On September 4, 2024, the Company closed a $23,500 thousand mortgage note associated with its Warwick, New York CPG facility bearing an interest rate of 7.75% per annum, with a maturity date of September 4, 2029. The mortgage includes various covenants requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of December 31, 2024, the Company was in compliance with all covenants associated with the mortgage.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. WARRANTS

As part of the Company’s issuance of the April 30, 2021 Notes, as well as other financing arrangements, the Company issued warrants, which allow the holders to purchase Subordinate Voting Shares at an exercise price determined at the time of issuance.

The following table summarizes the number of warrants outstanding as of December 31, 2024 and 2023:

	Liability Classified				Equity Classified
	Number of Shares		Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Life
Balance as of December 31, 2023	1,997,208	C$	18.03	0.50	1,737,347	$31.83	2.38
Warrants Exercised	(285,296)		12.04	—	—	—	—
Warrants Expired	(1,638,184)		19.25	—	—	—	—
Balance as of December 31, 2024	73,728	C$	14.03	0.39	1,737,347	$31.83	1.38

(a)
Liability Classified Warrants Outstanding

In certain instances, the Company issued warrants with an exercise price denominated in Canadian dollars whereas the Company’s functional currency is USD. As a result, upon issuance and at each reporting date, the Company is required to remeasure the fair value of the warrants using a Monte Carlo Simulation model.

The following table summarizes the fair value of the liability classified warrants at December 31, 2024 and 2023:

			Fair Value
Warrant Liability	Strike Price	Warrants Outstanding	December 31, 2024	December 31, 2023	Change
			(in thousands)
Private Placement Financing Warrants Issued May 2019	C$19.39	—	$—	$1,673	$(1,673)
Modification Warrants Issued November 2019	C$12.04	—	—	1,151	(1,151)
Additional Modification Warrants Issued May 2020	C$14.03	73,728	68	293	(225)
Totals		73,728	$68	$3,117	$(3,049)

During the years ended December 31, 2024, 2023 and 2022, the Company recorded gains of $2,691 thousand, $1,403 thousand, and $20,357 thousand, respectively, on the change in the fair value of the warrant liability within other income (expense) on the consolidated statements of operations. As of December 31, 2024 and 2023, the warrant liability was classified as a current liability and recorded within accrued liabilities within the consolidated balance sheets.

The following table summarizes the significant assumptions used in determining the fair value of the warrant liability as of each reporting date (see Note 14—Fair Value Measurements for additional details):

	December 31,	December 31,
Significant Assumptions	2024	2023
Volatility	70.07%	61.76% - 74.31%
Remaining Term	0.39 years	0.39-1.39 years
Risk Free Rate	2.92%	3.91%

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. WARRANTS (Continued)

(b)
Equity Classified Warrants Outstanding

The Company’s equity classified warrants were recorded at fair value at each respective date of issuance. Equity classified warrants are not remeasured on a recurring basis and are carried at their issuance date fair value.

The following table summarizes the carrying amounts of the Company’s equity classified warrants at December 31, 2024 and 2023:

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

(ii)
Multiple Voting Shares

Each Multiple Voting Share is entitled to 100 votes per share at shareholder meetings of the Company and is exchangeable for 100 Subordinate Voting Shares. At December 31, 2024, the Company had 37,623 issued and outstanding Multiple Voting Shares, which convert into 3,762,300 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Multiple Voting Shares.

(iii)
Super Voting Shares

Each Super Voting Share is entitled to 1,000 votes per share at shareholder meetings of the Company and is exchangeable for one Multiple Voting Share, which is then convertible into 100 Subordinate Voting Shares. At December 31, 2024, the Company had 206,690 issued and outstanding Super Voting Shares which convert into 20,669,000 Subordinate Voting Shares. The Company is authorized to issue an unlimited number of Super Voting Shares.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2022	201,768,312	38,531	285,031
Issuance of shares under business combinations and investments	204,036	—	—
Distribution of contingent consideration	667,080	—	—
Issuance of shares upon exercise of options	441,454	—	—
Issuances of shares upon vesting of RSUs	433,341	—	—
Shares issued for settlement of business obligation	142,952	—	—
Exchange of shares	3,334,100	—	(33,341)
As at December 31, 2022	206,991,275	38,531	251,690

As at January 1, 2023	206,991,275	38,531	251,690
Distribution of contingent consideration	1,614,871	—	—
Distribution of deferred shares	680,089	—	—
Issuance of shares upon exercise of options	477,545	—	—
Issuances of shares upon vesting of RSUs	451,138	—	—
Repurchase of Subordinate Voting Shares	(3,843,126)	—	—
Exchange of shares	3,500,000	—	(35,000)
As at December 31, 2023	209,871,792	38,531	216,690

As at January 1, 2024	209,871,792	38,531	216,690
Distribution of contingent consideration	1,250,000	—	—
Distribution of deferred shares	309,337	—	—
Issuance of shares upon exercise of warrants	35,540	—	—
Issuance of shares upon exercise of options	1,504,764	—	—
Issuances of shares upon vesting of RSUs	1,037,812	—	—
Repurchase of Subordinate Voting Shares	(3,972,000)	—	—
Exchange of shares	1,090,800	(908)	(10,000)
As at December 31, 2024	211,128,045	37,623	206,690

(i)
Issuance of Shares Under Business Combinations and Investments

ILDISP, LLC

On March 1, 2022, the Company issued 204,036 Subordinate Voting Shares with a value of approximately $3,785 thousand, based on a 20 consecutive day volume weighted average price (“VWAP”), in connection with the Company’s acquisition of the remaining ownership interests in two Illinois-based retail stores. The shares issued resulted in an increase in the Company’s share capital and a corresponding increase in the net assets acquired.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(ii)
Distribution of Contingent Consideration

Dharma Pharmaceuticals, LLC

In connection with the Company’s 2021 acquisition of Dharma Pharmaceuticals, LLC (“Dharma”), the purchase agreement included contingent consideration of up to $65,000 thousand in Subordinate Voting Shares of Green Thumb, which was dependent upon 1) the successful opening of five retail stores in the Virginia area within the first three years of following the signing of the agreement and 2) the legal sale of adult-use cannabis in a retail store on or before January 1, 2025 (the “Recreational Sales Milestone”).

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

As of December 31, 2023, the estimated fair value of the remaining contingent consideration associated with the Recreational Sales Milestone, which was valued based on a probability weighting of the potential payments, was $33,250 thousand and was included as a non-current liability on the Company’s consolidated balance sheets.

On February 9, 2024, the Company and the former owners of Dharma agreed to amend the conditions as set forth in the original purchase agreement in relation to the Recreational Sales Milestone (the “Amended Agreement”). Under the Amended Agreement, the former owners waived their right to the Recreational Sales Milestone in exchange for the delivery of 1,250,000 Subordinate Voting Shares of Green Thumb. As a result, the Company recorded a gain of $15,991 thousand within selling, general, and administrative expenses on the consolidated statement of operations. On February 15, 2024, the Company distributed the shares to the former owners of Dharma, which had a fair market value of $17,259 thousand, which was based on the value of the shares as traded on the Canadian Securities Exchange on the date of distribution. As of such date, the balance of contingent consideration was fully extinguished.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(iii)
Distribution of Deferred Shares

As part of the consideration exchanged for acquisitions completed in previous periods, the Company deferred the distribution of Subordinate Voting Shares to secure the Company’s indemnification rights associated with post-acquisition costs.

The following table summarizes the activity during the years ended December 31, 2024, 2023 and 2022:

	Related Acquisition
	Liberty Compassion, Inc.	Dharma Pharmaceuticals, LLC	Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC	GreenStar Herbals, Inc.	Maryland Health and Wellness Center, Inc.	LeafLine Industries, LLC	Total

As at January 1, 2022	216,471	229,878	264,760	161,306	61,832	386,002	1,320,249
Other	(1,703)	—	—	—	—	—	(1,703)
As at December 31, 2022	214,768	229,878	264,760	161,306	61,832	386,002	1,318,546

As at January 1, 2023	214,768	229,878	264,760	161,306	61,832	386,002	1,318,546
Distributed Shares	(214,768)	(229,878)	(12,305)	(161,306)	(61,832)	—	(680,089)
Cancelled Shares	—	—	(84,122)	—	—	—	(84,122)
As at December 31, 2023	—	—	168,333	—	—	386,002	554,335

As at January 1, 2024	—	—	168,333	—	—	386,002	554,335
Distributed Shares	—	—	—	—	—	(309,337)	(309,337)
As at December 31, 2024	—	—	168,333	—	—	76,665	244,998

As of December 31, 2024 and 2023, the Company held deferred shares in the amount of $6,362 thousand and $12,973 thousand, respectively.

As of December 31, 2023, in accordance with the relevant acquisition agreement, a portion of the outstanding deferred shares were cancelled in order to indemnify the Company for post-acquisition costs. As the cancellation of the deferred shares occurred outside of the purchase price allocation measurement period (generally one year from the acquisition date), the Company recorded a gain of $2,784 thousand within selling general and administrative expenses on the Company’s consolidated statements of operations during the year ended December 31, 2023.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(v) Repurchase of Subordinate Voting Shares

On September 5, 2023, the Company announced that its Board of Directors authorized the repurchase of 10,486,951 of its Subordinate Voting Shares over a 12-month period at a cost of up to $50,000 thousand, which was subsequently increased to up to $100,000 thousand on February 28, 2024. By the time the program expired on September 10, 2024, the Company had repurchased a total of 6,568,125 Subordinate Voting Shares for $73,304 thousand including 2,725,000 Subordinate Voting Shares for $33,448 thousand during nine months ended September 30, 2024.

Following the expiration of the Company’s previous share program on September 10, 2024, the Company’s Board of Directors authorized a new share repurchase program on September 13, 2024, allowing the repurchase of up to 10,573,860 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. From September 13, 2024 through December 31, 2024, the Company purchased a total of 1,247,000 Subordinate Voting Shares at an average price of $7.72 per share, bringing the total remaining repurchase ability to approximately $40,400 thousand.

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

Option and RSU grants generally vest over three years, and options typically have a life of seven to ten years. Option grants are determined by the Compensation Committee of the Company’s Board of Directors with the option price set at no less than 100% of the fair market value of a share on the date of grant.

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2023	10,071,467	$11.75	4.31	$22,442
Granted	836,353	14.73
Exercised	(1,504,764)	8.59
Forfeited	(1,164,584)	14.21
Balance as of December 31, 2024	8,238,472	$10.10	4.07	$2,664
Exercisable as of December 31, 2024	5,592,683	$4.15	2.09	$1,985

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2024 and 2023, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2024 and 2023, respectively. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the year ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Weighted average grant date fair value (per share) of stock option units granted	$7.79	$4.24	$5.37
Intrinsic value of stock option units exercised, using market price at exercise date (in thousands)	$7,505	$996	$2,390

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the options granted during the years ended December 31, 2024 and 2023, using the following ranges of assumptions:

	December 31,	December 31,
	2024	2023
Risk-free interest rate	2.72% - 3.92%	3.06% - 4.32%
Expected dividend yield	0%	0%
Expected volatility	62% - 64%	64%
Expected option life	4.46 - 4.5 years	3.5 – 4.5 years

As permitted under ASC 718, Stock Compensation, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of December 31, 2024 and 2023 and the changes during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2023	3,620,638	$9.25
Granted	6,076,176	12.07
Forfeited	(980,692)	11.81
Vested	(1,037,812)	9.95
Unvested Shares at December 31, 2024	7,678,310	$11.14

The following table summarizes the weighted average grant date fair value of RSUs granted for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Weighted average grant date fair value (per share) of RSUs granted	$12.07	$7.87	$17.84

The stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Stock options expense	$10,270	$16,826	$19,062
Restricted Stock Units	23,042	11,363	8,078
Total Stock Based Compensation Expense	$33,312	$28,189	$27,140

As of December 31, 2024, $77,500 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.26 years.

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

For the years ended December 31, 2024, 2023 and 2022, income taxes expense consisted of:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$109,826	$108,399	$106,425
State	22,512	24,674	36,436
Foreign	—	—	—
Total Current	132,338	133,073	142,861
Deferred:
Federal	(4,604)	(10,694)	(37,362)
State	(1,446)	(3,749)	(10,722)
Foreign	—	—	—
Total Deferred	(6,050)	(14,443)	(48,084)
Total	$126,288	$118,630	$94,777

The difference between the income tax expense for the years ended December 31, 2024, 2023 and 2022 and the expected income taxes based on the statutory tax rate applied to earnings (loss) arises as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Income before Income Taxes	$200,139	$156,049	$108,432
Statutory Tax Rates	21%	21%	21%
Expense/(Recovery) based on Statutory Rates	42,029	32,770	22,771
State Taxes	22,646	21,514	24,077
Provision to Return Adjustment	(5,810)	(9,188)	499
Adjustments for Stock Compensation	5,291	2,082	497
Non-deductible Expenses	52,578	49,635	40,870
Change in State Rate Reconciliation	1,238	(27)	(127)
Change in Valuation Allowance	393	32	(25,970)
Change in Uncertain Tax Position	10,290	23,362	30,607
Other Differences	(2,367)	(1,550)	1,553
Income Tax Expense	$126,288	$118,630	$94,777

Income taxes paid for the years ended December 31, 2024, 2023 and 2022 were $130,583 thousand, $99,535 thousand and $118,176 thousand, respectively.

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

At December 31, 2024 and 2023, the components of deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Deferred Tax Assets
Operating Lease Liabilities	$62,753	$58,591
Net Operating Losses	182	734
163(j) Interest Limitation	8,395	7,313
Stock-based Compensation	12,076	14,166
Capitalized Inventory	8,509	7,725
Fair Value Investments	11,190	8,875
Accrued Bonus	6,541	—
Other	2,682	7,084
Valuation Allowance	(1,126)	(734)
Total Deferred Tax Assets	111,202	103,754
Deferred Tax Liabilities
Operating Right of Use Assets	$(55,645)	$(53,040)
Warrant Fair Value Derivative	(5,735)	(5,097)
Intangibles	(49,142)	(50,594)
Total Deferred Tax Liabilities	(110,522)	(108,731)
Net Deferred Tax Liabilities	$680	$(4,977)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is maintained as of December 31, 2024 and 2023 in the amount of $1,126 thousand and $734 thousand, respectively.

As of December 31, 2024, the Company had no federal net operating loss carryforwards. Additionally, the Company had $2,108 thousand of gross state net operating loss carryforwards, if not claimed, begin to expire in 2031. The Company’s evaluation concluded that the majority of the net operating losses will be realized.

Pursuant to IRC Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization.

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. In accordance with ASC 740, Income Taxes, the Company recognizes the benefits of uncertain tax positions in our consolidated financial statements only after determining that it is more likely than not that the uncertain tax positions will be sustained.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
	(in thousands)
Balance at Beginning of Year	$66,492	$43,130	$13,117
Gross increases related to tax positions in a prior period	3,304	8,919	9,531
Gross decreases related to tax positions in a prior period	(6,795)	(3,193)	(1,100)
Gross increases related to tax positions in the current period	14,218	17,676	21,582
Gross decreases related to tax positions in a current period	(437)	(40)	—
Balance at End of Year	$76,782	$66,492	$43,130

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2024, 2023 and 2022, we recognized $4,726 thousand, $10,042 thousand and $3,555 thousand of interest and penalties, respectively. As of December 31, 2024 and 2023 we have accrued for interest and penalties of $19,344 thousand and $14,617 thousand of interest and penalties, respectively. As of December 31, 2024, $15,874 thousand of unrecognized tax benefits are expected to be recovered over the next 12 months. We file income tax returns in the US, various state jurisdictions, and Canada, which jurisdictions have varying statutes of limitations. The US federal statute of limitation remains open for the 2021 tax year to the present. The state income tax returns generally remain open for the 2021 tax year through the present. Net operating loss arising prior to these years are also open to examination if and when utilized.

12. OTHER INCOME (EXPENSE)

For the years ended December 31, 2024, 2023 and 2022 other income (expense) was comprised of the following:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Fair value adjustments on equity investments	$(3,194)	$(17,868)	$(23,270)
Fair value adjustments on equity method investment	—	—	10,955
Gain on extinguishment of debt	—	1,283	—
Fair value adjustments on warrants liability	2,691	1,403	20,357
Loss from equity method investments	(8,686)	(1,166)	(4,259)
Other	95	141	716
Total Other Income (Expense)	$(9,094)	$(16,207)	$4,499

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

(a)
Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of licenses and permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at December 31, 2024 and 2023, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)
Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2024:

In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. The court ruled in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees. As a result, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the consolidated balance sheets. No final Order of Judgment has been entered in the case and the Company has reserved all rights and intends to contest the findings, including an appeal if necessary.

At December 31, 2024 and 2023, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)
Construction Commitments

As of December 31, 2024, the Company held approximately $5,900 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

For the Company’s long-term notes payable (which consist of charitable contributions, April 30, 2021 Notes, the Credit Facility and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at December 31, 2024 and 2023 was $254,958 thousand and $308,523 thousand, which includes $12,062 thousand and $2,996 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements.

The following tables summarize the Company’s financial instruments which are measured at fair value as of December 31, 2024 and 2023:

	As of December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$171,687	$—	$—	$171,687
Investments	—	—	43,578	43,578
Warrant Liability	—	—	(68)	(68)
	$171,687	$—	$43,510	$215,197

	As of December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$161,634	$—	$—	$161,634
Investments	24,215	—	40,146	64,361
Contingent Consideration Payable	—	—	(33,250)	(33,250)
Warrant Liability	—	—	(3,117)	(3,117)
	$185,849	$—	$3,779	$189,628

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

15. SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to retail stores (“Consumer Packaged Goods”) and retailing of cannabis to patients and consumers (“Retail”). The Company does not allocate operating expenses to these business units, nor does it allocate specific assets. Additionally, the Chief Operating Decision Maker, Benjamin Kovler, Chairman and Chief Executive Officer of the Company does not review total assets or net income (loss) by segments; therefore, such information is not presented below.

The below table presents net revenue, significant expenses, and gross profit by segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues, Net of Discounts
Retail	$824,726	$791,480	$763,166
Consumer Packaged Goods	648,388	559,480	495,101
Intersegment Eliminations	(335,973)	(296,407)	(240,892)
Total Revenues, Net of Discounts	$1,137,141	$1,054,553	$1,017,375
Cost of Goods Sold
Retail	541,135	517,845	480,814
Consumer Packaged Goods	367,573	326,384	281,758
Intersegment Eliminations	(372,676)	(316,171)	(249,160)
Total Cost of Goods Sold	536,032	528,058	513,412
Gross Profit
Retail	283,591	273,635	282,352
Consumer Packaged Goods	280,815	233,096	213,343
Intersegment Eliminations	36,703	19,764	8,268
Total Gross Profit	601,109	526,495	503,963
Depreciation and Amortization
Retail	$42,134	$37,568	$43,498
Consumer Packaged Goods	71,076	63,222	53,166
Intersegment Eliminations	—	—	—
Total Depreciation and Amortization	$113,210	$100,790	$96,664

Goodwill assigned to the Retail segment as of December 31, 2024 and 2023 was $273,802 thousand at each period then ended. Intangible assets, net assigned to the Retail segment as of December 31, 2024 and 2023 was $254,358 thousand and $278,492 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of December 31, 2024 and 2023 was $315,889 thousand at each period then ended. Intangible assets, net assigned to the Consumer Packaged Goods segment as of December 31, 2024 and 2023 was $233,929 thousand and $260,186 thousand, respectively.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected quarterly data for 2024 and 2023. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2024
Revenue, net of discounts	$275,806	$280,147	$286,865	$294,323	$1,137,141
Income from operations	70,671	54,020	42,624	57,110	224,425
Net income attributable to Green Thumb Industries, Inc.	31,076	20,712	8,616	12,679	73,083
Net income per share - basic	0.13	0.09	0.04	0.05	0.31
Net income per share - diluted	0.13	0.09	0.04	0.04	0.30
Weighted average number of common shares outstanding - basic	236,759,731	237,416,373	236,303,348	236,848,914	236,827,774
Weighted average number of common shares outstanding - diluted	240,561,864	240,137,922	238,295,887	239,061,803	241,925,957

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2023
Revenue, net of discounts	$248,536	$252,388	$275,398	$278,231	$1,054,553
Income from operations	44,202	41,063	49,027	50,340	184,632
Net income attributable to Green Thumb Industries, Inc.	9,139	13,400	10,512	3,216	36,267
Net income per share - basic	0.04	0.05	0.05	0.01	0.15
Net income per share - diluted	0.04	0.05	0.05	0.01	0.15
Weighted average number of common shares outstanding - basic	237,398,253	238,000,135	239,459,783	236,934,348	237,927,867
Weighted average number of common shares outstanding - diluted	237,686,092	238,423,288	240,289,959	239,162,831	239,827,390

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Green Thumb Industries Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Green Thumb Industries Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Evaluation of uncertain tax positions

Critical Audit Matter Description

As described in Note 11 to the consolidated financial statements as of December 31, 2024, the Company has recorded liabilities for uncertain tax positions. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment in the interpretation and application of complex federal and state tax laws to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition.

Auditing management’s evaluation of whether an uncertain tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex, require significant auditor judgment due to the complexity, high level of subjectivity, and reliance on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
We tested internal controls relating to the evaluation of the uncertain tax positions, including:
o
Management’s evaluation of the measurement of uncertain tax positions that are more likely than not to be sustained.
o
Management’s evaluation of the completeness and accuracy of key assumptions and inputs used to determine the measurement of uncertain tax position liabilities that are more likely than not to be sustained.
•
Substantively tested, with the assistance of firm personnel with tax expertise, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the uncertain tax position liabilities, including:
o
Evaluated the appropriateness and consistency of management’s assumptions used in the measurement of the uncertain tax position liabilities.
o
Read and evaluated management’s documentation supporting the measurement of uncertain tax positions, including relevant information obtained by management that detailed the technical merits of the uncertain tax position liabilities, as well as the basis for the measurement of the uncertain tax position liabilities, including communications with:
▪
outside tax specialists;
▪
legal counsel; and
▪
tax authorities.
o
Evaluated whether management had appropriately considered new information that could change the recognition or measurement of the uncertain tax position liabilities for those uncertain tax positions that had not been effectively settled.
o
Evaluated the accuracy of management’s estimates by considering how tax law, including statutes, regulations and case law, impacted management’s judgments.

We have served as the Company’s auditor since 2021.

/s/ Baker Tilly US, LLP

Chicago, Illinois

February 27, 2025