Form 10-Q
period 2025-03-31
Green Thumb Industries Inc.
filed 2025-05-08
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from—to

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

As of May 1, 2025 there were 212,559,360 shares of the registrant’s Subordinate Voting Shares, 37,683 shares of the registrant’s Multiple Voting Shares and 206,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms or expressions of similar meaning. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change; state regulation of cannabis is uncertain; the Company may not be able to obtain or maintain necessary permits and authorizations; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco Firearms and Explosives regulation; as a cannabis business, the Company is subject to applicable anti-money laundering laws and regulations and has restricted access to banking and other financial services; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with application regulatory requirements in all jurisdictions where the Company carries on business; the Company faces intense competition; the Company faces competition from the illicit market as well as actual or purported Farm Bill compliant hemp products; the Company is dependent upon the popularity and consumer acceptance of its brand portfolio; the Company has limited trademark protection; as a cannabis business, the Company is subject to unfavorable U.S. tax treatment and may incur significant tax liability; the Company is subject to proceeds of crime statutes; the Company faces exposure to fraudulent or illegal activity; the Company faces risks due to industry immaturity or limited comparable, competitive or established industry best practices; the Company faces risks related to its products; the Company’s business is subject to the risks inherent in agricultural operations; the Company faces an inherent risk of product liability or similar claims; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company may adversely be impacted by rising or volatile energy costs and availability; the Company faces risks related to its information technology systems and potential cyber-attacks and security breaches; the Company relies on third-party software providers for numerous capabilities that it depends upon to operate, and a disruption of one or more systems could adversely affect the business; the Company relies on the expertise of the Company management team and other employees experienced in the cannabis industry, and the loss of key personnel could negatively affect the Company’s business, financial condition and results of operations; the Company's voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; sales of substantial amounts of Subordinate Voting Shares by our shareholders in the public market may have an adverse effect on the market price of our Subordinate Voting Shares and could affect the Company’s business and financial condition and the results of operations. These and other risks and uncertainties are described further in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

(Amounts Expressed in United States Dollars)

	March 31,	December 31,
	2025	2024
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$210,582	$171,687
Accounts Receivable, Net	47,458	52,831
Income Tax Receivable	—	688
Convertible Note Receivable from Related Party	10,000	10,000
Inventories, Net	155,337	147,162
Prepaid Expenses	13,635	16,856
Other Current Assets	7,893	4,676
Total Current Assets	444,905	403,900
Property and Equipment, Net	720,267	716,014
Right of Use Assets, Net	242,705	246,281
Investments	43,461	43,578
Investments in Associates	39,495	40,305
Notes Receivable	5,967	4,270
Intangible Assets, Net	475,713	488,287
Goodwill	589,691	589,691
Deferred Tax Assets	2,519	2,519
Deposits and Other Assets	4,359	2,167
TOTAL ASSETS	$2,569,082	$2,537,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$19,308	$24,767
Accrued Liabilities	76,709	86,162
Compensation Payable	29,390	25,350
Current Portion of Notes Payable	13,972	12,062
Current Portion of Lease Liabilities	14,840	14,296
Income Tax Payable	32,904	2,332
Total Current Liabilities	187,123	164,969
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	258,528	261,446
Notes Payable, Net of Current Portion and Debt Discount	238,469	242,896
Deferred Income Taxes	78,621	78,621
TOTAL LIABILITIES	762,741	747,932
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2025: Unlimited, 212,043,849, and 212,043,849, respectively, at December 31, 2024: Unlimited, 211,128,045, and 211,128,045, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2025: Unlimited, 37,623 and 37,623, respectively, at December 31, 2024: Unlimited, 37,623 and 37,623, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2025: Unlimited, 206,690 and 206,690, respectively, at December 31, 2024: Unlimited, 206,690 and 206,690, respectively)	—	—
Share Capital	1,770,578	1,758,504
Contributed Deficit	(22,993)	(26,854)
Deferred Share Issuances	—	6,362
Accumulated Earnings	59,571	51,265
Equity of Green Thumb Industries Inc.	1,807,156	1,789,277
Noncontrolling interests	(815)	(197)
TOTAL SHAREHOLDERS’ EQUITY	1,806,341	1,789,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,569,082	$2,537,012

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2025 and 2024

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues, Net of Discounts	$279,540	$275,806
Cost of Goods Sold	(136,265)	(130,877)
Gross Profit	143,275	144,929
Expenses:
Selling, General, and Administrative	100,793	74,258
Total Expenses	100,793	74,258
Income From Operations	42,482	70,671
Other Income (Expense):
Other Expense, Net	(24)	(1,763)
Interest Income	2,123	2,103
Interest Expense, Net	(4,865)	(7,514)
Total Other Expense	(2,766)	(7,174)
Income Before Provision for Income Taxes And Non-Controlling Interest	39,716	63,497
Provision For Income Taxes	31,315	32,149
Net Income Before Non-Controlling Interest	8,401	31,348
Net Income Attributable to Non-Controlling Interest	95	272
Net Income Attributable To Green Thumb Industries Inc.	$8,306	$31,076
Net Income Per Share - Basic	$0.04	$0.13
Net Income Per Share - Diluted	$0.04	$0.13
Weighted Average Number of Shares Outstanding - Basic	236,120,511	236,759,731
Weighted average Number of Shares Outstanding - Diluted	236,822,468	240,561,864

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2024	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256
Distribution of Contingent Consideration	17,259	—	—	—	—	17,259
Exercise of options and RSUs	5,632	(2,324)	—	—	—	3,308
Options exercised through net share settlement	841	(1,295)	—	—	—	(454)
Stock-based compensation	—	6,490	—	—	—	6,490
Repurchase of Subordinate Voting Shares	—	(13,558)	—	—	—	(13,558)
Distributions to non-controlling interest holders	—	—	—	—	(519)	(519)
Net income	—	—	—	31,076	272	31,348
Balance, March 31, 2024	$1,727,584	$(2,816)	$12,973	$9,258	$131	$1,747,130
Balance, January 1, 2025	$1,758,504	$(26,854)	$6,362	$51,265	$(197)	$1,789,080
Issuance of shares associated with investment interests	630	—	—	—	—	630
Distribution of deferred shares	6,362	—	(6,362)	—	—	—
Exercise of options and RSUs	1,957	(607)	—	—	—	1,350
Net share settlement of equity awards	3,125	(4,803)	—	—	—	(1,678)
Stock-based compensation	—	10,309	—	—	—	10,309
Distributions to non-controlling interest holders	—	—	—	—	(713)	(713)
Repurchase of Subordinate Voting Shares	—	(1,038)	—	—	—	(1,038)
Net income	—	—	—	8,306	95	8,401
Balance, March 31, 2025	$1,770,578	$(22,993)	$—	$59,571	$(815)	$1,806,341

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$8,306	$31,076
Net income attributable to non-controlling interest	95	272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,411	27,775
Amortization of operating lease right of use assets	12,768	12,251
Loss on disposal of property and equipment	1,089	472
Loss on equity method investments	110	328
Stock-based compensation	10,309	6,490
Increase in fair value of investments	(25)	(722)
Interest on notes receivable	(474)	—
Gain on settlement of contingent consideration	—	(15,991)
(Decrease) increase in fair value of warrants	(66)	2,107
Gain on settlement of shares issued in association with investment interests	(20)	—
Interest on related party convertible note receivable	(250)	—
Amortization of debt discount	160	2,097
Changes in operating assets and liabilities:
Accounts receivable, net	5,372	(9,206)
Inventories, net	(8,174)	(6,320)
Prepaid expenses and other current assets	601	897
Deposits and other assets	(2,192)	(14)
Accounts payable	(5,459)	3,347
Accrued liabilities	2,964	7,713
Operating lease liabilities	(11,566)	(10,623)
Income tax receivable and payable, net	31,260	32,074
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	74,219	84,023
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,839)	(14,711)
Investments in securities and associates	(735)	(293)
Proceeds from equity investments and notes receivable	6	4,736
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(30,568)	(10,268)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to non-controlling interest holders	(713)	(519)
Repurchase of Subordinate Voting Shares	(1,038)	(13,558)
Payments for taxes related to net share settlement of equity awards	(1,678)	—
Proceeds from exercise of options	1,350	3,308
Principal repayment of notes payable	(2,677)	(683)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(4,756)	(11,452)
CASH AND CASH EQUIVALENTS:
NET INCREASE IN CASH AND CASH EQUIVALENTS	38,895	62,303
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	171,687	161,634
CASH AND CASH EQUIVALENTS END OF PERIOD	$210,582	$223,937

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,476	$5,405
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(7,660)	$2,764
Noncash increase in right of use asset	$124	$(4,397)
Noncash increase in lease liability	$(124)	$4,397
Issuance of shares associated with investment interests	$630	$—
Issuance of shares associated with contingent consideration	$—	$17,259
Distribution of deferred shares	$(6,362)	$—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb owns, manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb's own Retail stores (which we refer to as our Retail business). The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of March 31, 2025, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,900 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Related Parties - Agrify Corporation

On November 5, 2024, the Company acquired a noncontrolling financial interest in Agrify Corporation (“Agrify”) in exchange for $15,000 thousand in cash and $3,280 thousand in Subordinate Voting Shares of Green Thumb. As part of the transaction, the Company also acquired warrants that would allow the Company to extend its ownership stake if exercised - all of which remain outstanding as of each applicable period. As of March 31, 2025 and December 31, 2024, the Company held a 34% ownership interest in Agrify and accounted for its investment using the equity method due to the significant influence Green Thumb has the ability to exert over Agrify. The Company’s investment, which was initially recorded at Green Thumb's cost to acquire, had a carrying value of $18,223 thousand and $18,873 thousand as of March 31, 2025 and December 31, 2024, respectively. Such amounts were included within investment in associates on the Company’s unaudited interim condensed consolidated balance sheets.

Also on November 5, 2024, the Company extended a convertible secured note to Agrify, the carrying value of which was $10,000 thousand as of each applicable period end. The convertible note receivable matures on November 5, 2025 and bears interest at an annualized rate of 10%. At anytime prior to the maturity date, the Company may convert the note at a conversion rate of $3.158 per share.

In addition, the Company provides a variety of professional services to Agrify including legal, accounting, tax and treasury services. The fees charged for such services are commensurate with the level of effort required to perform the service. As of March 31, 2025 and December 31, 2024, the Company held amounts due from Agrify in the amount of $1,731 thousand and $318 thousand as of each period then ended, which were included within accounts receivable, net on the unaudited interim condensed consolidated balance sheets.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(c) Related Parties - Agrify Corporation (Continued)

Finally, Benjamin Kovler, Chairman and Chief Executive Officer of Green Thumb, serves as Agrify's Chairman and Interim Chief Executive Officer and Armon Vakali, Vice President, Strategic Initiatives and Partnerships of Green Thumb, serves as a member of Agrify's Board.

(d) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2024 Form 10-K.

(e) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of March 31, 2025, the Company had 7,454,997 options, 6,990,745 restricted stock units and 1,811,075 warrants outstanding. As of March 31, 2024, the Company had 9,416,251 options, 3,564,633 restricted stock units and 3,734,555 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended March 31, 2025, the computation of diluted earnings per share included 0 options and 701,957 restricted stock units. There were no dilutive warrants during the three months ended March 31, 2025. For the three months ended March 31, 2024, the computation of diluted earnings per share included 1,940,169 options, 1,740,592 restricted stock units, and 121,372 warrants. For the three months ended March 31, 2025 and 2024, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 1,346,760 and 577,304, respectively.

(f) Recently Issued Accounting Standards

(i)
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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Raw Material	$1,247	$2,501
Packaging and Miscellaneous	13,933	13,616
Work in Process	65,096	57,893
Finished Goods	80,248	76,626
Reserve for Obsolete Inventory	(5,187)	(3,474)
Total Inventories, Net	$155,337	$147,162

3. PROPERTY AND EQUIPMENT

At March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Buildings and Improvements	$360,033	$356,612
Equipment, Computers and Furniture	203,009	196,139
Leasehold Improvements	252,019	241,544
Land	35,551	34,690
Land Improvements	1,579	1,566
Assets Under Construction	37,468	40,325
Capitalized Interest	33,281	32,499
Total Property and Equipment	922,940	903,375
Less: Accumulated Depreciation	(202,673)	(187,361)
Property and Equipment, net	$720,267	$716,014

Assets under construction represent costs associated with construction projects related to cultivation and production facilities and retail stores.

Depreciation expense for the three months ended March 31, 2025 totaled $16,837 thousand, of which $10,749 thousand is included in cost of goods sold. Depreciation expense for the three months ended March 31, 2024 totaled $15,104 thousand, of which $9,793 thousand is included in cost of goods sold.

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

At March 31, 2025 and December 31, 2024, intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$660,716	$212,887	$447,829	$660,716	$201,862	$458,854
Trademarks	41,511	16,775	24,736	41,511	16,098	25,413
Customer Relationships	24,438	21,290	3,148	24,438	20,418	4,020
Total Intangible Assets	$726,665	$250,952	$475,713	$726,665	$238,378	$488,287

The Company recorded amortization expense for the three months ended March 31, 2025 and 2024 of $12,574 thousand and $12,671 thousand, respectively. As of March 31, 2025 and December 31, 2024, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2025:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2025	$37,720
2026	47,332
2027	46,803
2028	46,803
2029	46,803
2030 and Thereafter	250,252
$475,713

As of March 31, 2025, the weighted average amortization period remaining for intangible assets was 10.21 years.

(b) Goodwill

At March 31, 2025 and December 31, 2024 the balances of goodwill, by segment, consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Retail	$273,802	$273,802
Consumer Packaged Goods	315,889	315,889
Total	$589,691	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, there were no conditions present that would require consideration as to whether an impairment test was necessary.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of March 31, 2025 and December 31, 2024, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $43,461 thousand and $43,578 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the three months ended March 31, 2025 and year ending December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Beginning	$43,578	$64,361
Additions	—	12,029
Proceeds	—	(29,824)
Fair value adjustment	25	(2,988)
Transfers and other	(142)	—
Ending	$43,461	$43,578

The following table summarizes the change in fair value associated with the Company's equity investments and notes receivable instruments recorded during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Equity Investments	$—	$638
Notes Receivable Instruments	—	—
Accrued Interest on Notes Receivable Instruments	25	84
Net fair value gains	$25	$722

(a) Equity Investments

The Company held equity investments in both publicly and privately traded entities. Generally, publicly traded entities have readily determinable fair values and are classified as Level 1 investments. Meanwhile, non-publicly traded entities generally do not have readily determinable fair values and are are classified as Level 3 investments. The Company has classified all of its holdings as trading securities and recorded such amounts within investments on the Company's unaudited interim condensed consolidated balance sheets.

The following table summarizes the change in the Company's Level 1 equity investments during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning	$—	$2,001
Proceeds	—	(140)
Fair value adjustment	—	638
Ending	$—	$2,499

On July 17, 2024, the Company sold all remaining Level 1 equity investments. As of March 31, 2025, the Company held no Level 1 equity investments.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

The following table summarizes the change in the Company's Level 3 equity investments during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning	$36,487	$25,953
Ending	$36,487	$25,953

The following table summarizes unrealized gains recognized on the Company's equity investments held during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Unrealized gain recognized on equity investments	$—	$638
Realized gain recognized on equity investments	—	66
Net unrealized gain on equity investments	$—	$572

See Note 12 - Fair Value Measurements for additional details.

(b) Notes Receivable Instruments

The Company invests in both publicly traded and privately held cannabis and cannabis-related companies by providing financing through notes receivable instruments. The fair value of these notes receivable instruments include the initial investment and contractual accrued interest recorded within interest income on the unaudited interim condensed consolidated statements of operations.

All of the Company's notes receivable instruments are classified as trading securities and are included within investments on the Company's unaudited interim condensed consolidated balance sheets.

The following table summarizes the change in the Company's Level 1 notes receivable instruments during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning	$—	$22,214
Ending	$—	$22,214

On November 27, 2024, the Company collected the remaining principal balance of the notes receivable instruments along with accrued interest. Consequently, as of March 31, 2025, the Company held no Level 1 notes receivable instruments.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(b) Notes Receivable Instruments (Continued)

The following table summarizes the change in the Company's Level 3 notes receivable instruments during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning	$7,091	$14,193
Additions	—	500
Proceeds	—	(4,596)
Accrued Interest	25	84
Transfers and other	(142)	—
Ending	$6,974	$10,181

The Company's Level 3 notes receivable instruments had a stated interest rates ranging between 2.7% and 10% and terms that range between twelve months and five years.

On January 9, 2024, one of the Company's privately held notes receivable instruments matured and the Company collected the principal balance of $4,000 thousand and accrued interest of $605 thousand. Proceeds associated with other Level 3 notes receivable instruments made up the balance of the activity.

See Note 12 - Fair Value Measurements for additional details.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three months ended March 31, 2025 and 2024, the Company recorded operating lease expense of $12,768 thousand and $12,251 thousand, respectively.

Other information related to operating leases as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	10.53	10.74
Weighted average discount rate	12.23%	12.23%

Maturities of lease liabilities for operating leases as of March 31, 2025 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
Remainder of 2025	$35,284	$387	$35,671
2026	47,037	524	47,561
2027	47,531	491	48,022
2028	46,553	282	46,835
2029	43,442	287	43,729
2030 and Thereafter	293,003	768	293,771
Total Lease Payments	512,850	2,739	515,589
Less: Interest	(241,417)	(804)	(242,221)
Present Value of Lease Liability	$271,433	$1,935	$273,368

(b) Related Party Operating Leases

Mosaic Real Estate, LLC, which owned certain facilities leased by the Company, is owned in part by Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). For the three months ended March 31, 2025 and 2024, the Company recorded lease expense of $126 thousand and $139 thousand, respectively, associated with these leasing arrangements.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. NOTES PAYABLE

At March 31, 2025 and December 31, 2024, notes payable consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Syndicated credit facility dated September 11, 2024[1]	146,211	147,979
Mortgage notes[2]	106,230	106,979
Total notes payable	252,441	254,958
Less: current portion of notes payable	(13,972)	(12,062)
Notes payable, net of current portion	$238,469	$242,896

1 The Credit Facility (as defined below in Section (a) of this Note 7) was issued in an aggregate amount of $150,000 thousand, and will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 500 basis points, payable monthly. As of March 31, 2025 and December 31, 2024, the Credit Facility's outstanding principal balance was $148,125 thousand and $150,000 thousand, respectively. The Credit Facility was issued at a discount, the carrying value of which was $1,914 thousand and $2,021 thousand as of March 31, 2025 and December 31, 2024, respectively. The Credit Facility matures on September 11, 2029.

2 The Company has issued mortgage notes in connection with various operating properties at an aggregate value of $112,285 thousand as of March 31, 2025 and December 31, 2024. The mortgage notes were issued at a discount, the carrying value of which was $956 thousand and $1,007 thousand, and are presented net of principal payments of $5,099 thousand and $4,299 thousand as of March 31, 2025 and December 31, 2024, respectively. These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

(a) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility (the “Credit Facility”) led by Valley National Bank. The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the SOFR plus 500 basis points, payable monthly. As of March 31, 2025, the floating interest rate on the Credit Facility was 9.32%.

The Credit Facility includes certain covenants which require the Company to maintain a debt service coverage ratio of 1.5 to 1.0, a funded debt to Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) (see "Non-GAAP Measure" below for additional information on Adjusted EBITDA) ratio no greater than 3.5 to 1.0, and a tangible net worth of at least $500 thousand. As of March 31, 2025, the Company was in compliance with all covenants associated with the Credit Facility.

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

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2025	211,128,045	37,623	206,690
Issuance of shares associated with investment interests	77,525	—	—
Distribution of deferred shares	244,986	—	—
Issuance of shares upon exercise of options	204,988	—	—
Issuances of shares upon vesting of RSUs	548,305	—	—
Repurchase of Subordinate Voting Shares	(160,000)	—	—
As at March 31, 2025	212,043,849	37,623	206,690

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. SHARE CAPITAL (Continued)

(i) Distribution of Deferred Shares

As part of the consideration exchanged for acquisitions completed in previous periods, the Company deferred the distribution of Subordinate Voting Shares to secure the Company's indemnification rights associated with post-acquisition costs.

The following table summarizes the activity during three months ended March 31, 2025 and 2024:

	Related Acquisition
	Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC	LeafLine Industries, LLC	Total

As at January 1, 2024	168,333	386,002	554,335
As at March 31, 2024	168,333	386,002	554,335

As at January 1, 2025	168,333	76,665	244,998
Distributed Shares	(168,333)	(76,653)	(244,986)
Cancelled Shares	—	(12)	(12)
As at March 31, 2025	—	—	—

(ii) Repurchase of Subordinate Voting Shares

On September 13, 2024, the Company's Board of Directors authorized the repurchase of up to 10,573,860 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. During the three months ended March 31, 2025, the Company repurchased 160,000 Subordinate Voting Shares at an average price of $6.49 per share. As of March 31, 2025, the total remaining repurchase ability of the Company was approximately $39,300 thousand.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (as amended, the “Plan”). The maximum number of Restricted Stock Units (“RSUs”) and options outstanding under the Plan at any time shall not exceed 10% of the then issued and outstanding shares on an as-converted basis. The Company's Board of Directors has proposed that its shareholders approve Amendment No.4 to the Plan to increase the number of RSU's and options that may be outstanding under the Plan to not exceed 15% of the then issued and outstanding shares on an as-converted basis.

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

8. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Option and RSU awards generally vest over three years, and options typically have a life of seven to ten years. Option grants under the Plan are determined by the Compensation Committee of the Company’s Board of Directors with the option price set at no less than 100% of the fair market value of a share on the date of grant.

The following table summarizes Stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2024	8,238,472	$10.10	4.07
Granted	100,862	7.73
Exercised	(204,988)	6.52
Forfeited	(679,349)	8.19
Balance as of March 31, 2025	7,454,997	$10.93	4.13
Exercisable as of March 31, 2025	5,109,094	$0.00	—

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the three months ended March 31, 2025 and the year ended December 31, 2024, using the following ranges of assumptions:

	March 31,	December 31,
	2025	2024
Risk-free interest rate	4.01% - 4.33%	2.72% - 3.92%
Expected dividend yield	0%	0%
Expected volatility	62% - 64%	62% - 64%
Expected option life	3.76 - 4.5 years	4.46 - 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of unvested RSU awards as of March 31, 2025 and December 31, 2024 and the changes during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2024	7,678,310	$11.14
Granted	202,628	7.31
Forfeited	(341,888)	11.71
Vested	(548,305)	13.93
Unvested Shares at March 31, 2025	6,990,745	$10.71

The stock-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options expense	$2,093	$3,057
Restricted Stock Units	8,216	3,433
Total Stock Based Compensation Expense	$10,309	$6,490

As of March 31, 2025, $67,812 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.10 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Income before Income Taxes	$39,716	$63,497
Income Tax Expense	31,315	32,149
Effective Tax Rate	78.8%	50.6%

The effective tax rates for the three months ended March 31, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the three months ended March 31, 2025 and 2024 were $51 thousand and $75 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. OTHER INCOME (EXPENSE)

For the three months ended March 31, 2025 and 2024 other income (expense) was comprised of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fair value adjustments on equity investments	$—	$638
Fair value adjustments on warrants liability	66	(2,107)
Loss from equity method investments	(110)	(328)
Other	20	34
Total Other Income (Expense)	$(24)	$(1,763)

11. COMMITMENTS AND CONTINGENCIES

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of March 31, 2025:

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

At March 31, 2025 and December 31, 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of March 31, 2025, the Company held approximately $5,900 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

(a) Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and accrued liabilities, notes payable and warrant liability.

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of the Credit Facility and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at March 31, 2025 and December 31, 2024 was $252,441 thousand and $254,958 thousand, respectively, which includes $13,972 thousand and $12,062 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$210,582	$—	$—	$210,582
Investments	—	—	43,461	43,461
Warrant Liability	—	—	(1)	(1)
	$210,582	$—	$43,460	$254,042

	As of December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$171,687	$—	$—	$171,687
Investments	—	—	43,578	43,578
Warrant Liability	—	—	(68)	(68)
	$171,687	$—	$43,510	$215,197

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

13. SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to retail stores (“Consumer Packaged Goods”) and retailing of cannabis to patients and consumers (“Retail”). The Company does not allocate operating expenses to these business units, nor does it allocate specific assets. Additionally, the Chief Operating Decision Maker, Benjamin Kovler, Chairman and Chief Executive Officer of the Company, does not review total assets or net income (loss) by segments; therefore, such information is not presented below.

The below table presents revenues by type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues, Net of Discounts
Retail	$198,672	$203,778
Consumer Packaged Goods	170,284	149,912
Intersegment Eliminations	(89,416)	(77,884)
Total Revenues, Net of Discounts	$279,540	$275,806
Cost of Goods Sold
Retail	133,353	128,523
Consumer Packaged Goods	99,790	87,420
Intersegment Eliminations	(96,878)	(85,066)
Total Cost of Goods Sold	136,265	130,877
Gross Profit
Retail	65,319	75,255
Consumer Packaged Goods	70,494	62,492
Intersegment Eliminations	7,462	7,182
Total Gross Profit	143,275	144,929
Depreciation and Amortization
Retail	$11,088	$10,246
Consumer Packaged Goods	18,323	17,529
Intersegment Eliminations	—	—
Total Depreciation and Amortization	$29,411	$27,775

Goodwill assigned to the Retail segment as of March 31, 2025 and December 31, 2024 was $273,802 thousand at each period then ended. Intangible assets, net assigned to the Retail segment as of March 31, 2025 and December 31, 2024 was $248,326 thousand and $254,358 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of March 31, 2025 and December 31, 2024 was $315,889 thousand at each period then ended. Intangible assets, net assigned to the Consumer Packaged Goods segment as of March 31, 2025 and December 31, 2024 was $227,387 thousand and $233,929 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three months ended March 31, 2025 and 2024. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of March 31, 2025 and the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “2024 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in the ‘‘Risks and Uncertainties’’ section of this MD&A and in Part I, Item 1A, “Risk Factors of the 2024 Form 10-K.” As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of March 31, 2025, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,900 people and serves millions of patients and customers annually.

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

In addition, an immaterial portion of the Company’s business involved producing products containing hemp-derived tetrahydrocannabinol (“THC”) such as Delta-8 THC and Delta-9 THC.

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

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers a variety of high-quality products at multiple price points and provide excellent service. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries are located in the fourteen states in which we operate. As of March 31, 2025, the Company had 103 open and operating Retail stores. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 and (ii) unaudited interim condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended March 31,		QTD Change
	2025	2024	$	%
	(in thousands, except share and per share amounts)		Increase (Decrease)
Revenues, Net of Discounts	$279,540	$275,806	$3,734	1%
Cost of Goods Sold	(136,265)	(130,877)	5,388	4%
Gross Profit	143,275	144,929	(1,654)	(1)%
Expenses:
Selling, General, and Administrative	100,793	74,258	26,535	36%
Total Expenses	100,793	74,258	26,535	36%
Income From Operations	42,482	70,671	(28,189)	(40)%
Total Other Expense	(2,766)	(7,174)	(4,408)	(61)%
Income Before Provision for Income Taxes And Non-Controlling Interest	39,716	63,497	(23,781)	(37)%
Provision for Income Taxes	31,315	32,149	(834)	(3)%
Net Income Before Non-Controlling Interest	8,401	31,348	(22,947)	(73)%
Net Income Attributable to Non-Controlling Interest	95	272	(177)	(65)%
Net Income Attributable To Green Thumb Industries Inc.	$8,306	$31,076	$(22,770)	(73)%
Net Income Per Share - Basic	$0.04	$0.13	$(0.09)	(69)%
Net Income Per Share - Diluted	$0.04	$0.13	$(0.09)	(69)%
Weighted Average Number of Shares Outstanding – Basic	236,120,511	236,759,731
Weighted Average Number of Shares Outstanding – Diluted	236,822,468	240,561,864

	March 31, 2025	December 31, 2024
	(in thousands)
Total Assets	$2,569,082	$2,537,012
Long-Term Liabilities	$575,618	$582,963

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenues, net of Discounts

Revenue for the three months ended March 31, 2025 was $279,540 thousand, up 1% from $275,806 thousand during the three months ended March 31, 2024. Key performance drivers for the period included: (i) the legalization of adult-use sales in Ohio, which began on August 6, 2024; (ii) growth in existing markets, particularly in New York; and (iii) revenue generated from new Retail stores opened in the current period, offset by price compression.

The Company generated revenue from 103 Retail stores during the quarter compared to 92 in the same quarter of the prior year. Retail revenues made up 71% of total revenues during the three months ended March 31, 2025 as compared to 74% during the three months ended March 31, 2024. Since March 31, 2024, the Company opened six new Retail stores in Florida, one in Minnesota, two in Nevada, one in New York and one in Ohio.

Consumer Packaged Goods revenues made up 29% of total revenues during the three months ended March 31, 2025 as compared to 26% during the three months ended March 31, 2024.

Cost of Goods Sold, net

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended March 31, 2025 was $136,265 thousand, up 4% from $130,877 thousand for the three months ended March 31, 2024, driven by increased demand stemming from the launch of adult-use sales in Ohio, as well as increased sales volume at the Company's CPG facilities as well as its newly opened Retail stores.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $143,275 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 51%. This is compared to gross profit for the three months ended March 31, 2024 of $144,929 thousand, or a 53% gross margin. The decrease in gross profit was primarily driven by price compression as discussed above.

Total Expenses

Total expenses for the three months ended March 31, 2025 were $100,793 thousand, or 36% of revenues, net of discounts, a increase of $26,535 thousand compared to the same period in the prior year. Total expenses for the three months ended March 31, 2024 were $74,258 thousand or 27% of revenues, net of discounts. The increase in total expenses was primarily attributable to a favorable fair value adjustment associated with the Company's contingent consideration liability recorded during the three months ended March 31, 2024.

Total Other Income (Expense)

Total other expense for the three months ended March 31, 2025 was $2,766 thousand, a decrease of $4,408 thousand, primarily due to a reduction in the amount of interest capitalized on construction projects during the three months ended March 31, 2025, as well as less favorable fair value adjustments recorded on the Company's warrant liability as compared to the three months ended March 31, 2024.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended March 31, 2025 was $39,716 thousand, an increase of $23,781 thousand compared to the three months ended March 31, 2024.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $10,309 thousand and $6,490 thousand in the three months ended March 31, 2025 and 2024, respectively, and other nonoperating expenses (income), of $3,045 thousand and $(14,388) thousand in three months ended March 31, 2025 and 2024, respectively, Adjusted EBITDA was $85,247 thousand and $90,548 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2025, federal and state income tax expense totaled $31,315 thousand compared to expense of $32,149 thousand for the three months ended March 31, 2024.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		QTD Change
	2025	2024	$	%
	(in thousands)		Increase (Decrease)
Retail	$198,672	$203,778	$(5,106)	(3)%
Consumer Packaged Goods	170,284	149,912	20,372	14%
Intersegment Eliminations	(89,416)	(77,884)	11,532	15%
Total Revenues, Net of Discounts	$279,540	$275,806	$3,734	1%

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

Revenues, net of discounts, for the Retail segment were $198,672 thousand, a decrease of $5,106 thousand or 3%, compared to the three months ended March 31, 2024. The decrease in Retail revenues, net of discounts, was primarily driven by price compression.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $170,284 thousand, an increase of $20,372 thousand or 14%, compared to the three months ended March 31, 2024. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the legalization of adult-use sales in Ohio, which began on August 6, 2024 as well as growth in existing markets, particularly in New York.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $89,416 thousand, an increase of $11,532 thousand or 15% compared to the three months ended March 31, 2024. The increase in intersegment eliminations was driven by increased intercompany sales, primarily to Company-owned Retail stores in New York, Ohio and Pennsylvania. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 29% of total revenues during the three months ended March 31, 2025 as compared to 26% during the three months ended March 31, 2024.

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

For the three months ended March 31, 2025, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three months ended March 31, 2025, the Company continued to focus on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates, and consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the federally illegal cannabis industry, it is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pre-tax income or loss.

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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net Income Before Non-Controlling Interest	$8,401	$31,348
Interest Income	(2,123)	(2,103)
Interest Expense, net	4,865	7,514
Provision for Income Taxes	31,315	32,149
Total Other (Income) Expense	24	1,763
Depreciation and Amortization	29,411	27,775
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$71,893	$98,446
Stock-based Compensation, Non-cash	10,309	6,490
Acquisition, Transaction and Other Non-operating Costs (Income)	3,045	(14,388)
Adjusted EBITDA (Non-GAAP Measure)	$85,247	$90,548

Liquidity, Financing Activities During the Period, and Capital Resources

As of March 31, 2025, and December 31, 2024 the Company had total current liabilities of $187,123 thousand and $164,969 thousand, respectively, and cash and cash equivalents of $210,582 thousand and $171,687 thousand, respectively, to meet its current obligations. The Company had working capital of $257,782 thousand as of March 31, 2025, an increase of $18,851 thousand as compared to December 31, 2024. This increase in working capital was primarily driven by a reduction in capital expenditures associated with construction projects which were completed during 2024.

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

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net Cash Flows Provided by Operating Activities	$74,219	$84,023
Net Cash Flows Used in Investing Activities	$(30,568)	$(10,268)
Net Cash Flows Used in Financing Activities	$(4,756)	$(11,452)

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1—Overview and Basis of Presentation.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of March 31, 2025:

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

At March 31, 2025 and December 31, 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

- During the three months ended March 31, 2025, the Company issued a total of 77,525 Subordinate Voting Shares to CP Acquisitions in association with the Company's November 2024 investment in Agrify Corporation.

- During the three months ended March 31, 2025, the Company released from escrow 76,653 Subordinate Voting Shares associated with the Company's December 2021 acquisition of LeafLine Industries, LLC

Multiple Voting Shares

- None.

Super Voting Shares

- None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the three months ended March 31, 2025:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2025 through January 31, 2025	—	—	—	40,400
February 1, 2025 through February 28, 2025	—	—	—	40,400
March 1, 2025 through March 31, 2025	160,000	6.49	160,000	39,300
	160,000	$6.49	160,000	$39,300

(1) On September 13, 2024, the Company's Board of Directors authorized the repurchase of up to 10,573,860 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. During the three months ended March 31, 2025, the Company repurchased 160,000 Subordinate Voting Shares at an average price of $6.49 per share, bringing the total remaining repurchase ability to approximately $39,300 thousand.

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

Date: May 8, 2025

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: May 8, 2025