Form 10-Q/A
period 2025-03-31
Green Thumb Industries Inc.
filed 2025-05-20
CIK 1795139

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Green Thumb Industries Inc. (the “Company”, “Green Thumb”, “we” or “us”) for the three months ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2025 (the “Original Filing”). This Amendment is being filed solely to correct the meta data associated with our status as not a shell Company as presented on the cover page of the Original Filing due to a technical error. This Amendment No. 1 contains only the cover page, this explanatory note, the signature page and the revised certifications. Because no financial statements are included with this Amendment No. 1, paragraph 3 of the certifications in Exhibits 31.3 and 31.4 has been omitted.

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

Date: May 20, 2025

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: May 20, 2025