Form 10-Q
period 2025-06-30
Green Thumb Industries Inc.
filed 2025-08-07
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025 there were 207,177,644 shares of the registrant’s Subordinate Voting Shares, 37,623 shares of the registrant’s Multiple Voting Shares and 206,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

(Amounts Expressed in United States Dollars)

	June 30,	December 31,
	2025	2024
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$176,923	$171,687
Accounts Receivable, Net	46,445	52,831
Income Tax Receivable	—	688
Convertible Note Receivable from Related Party	10,000	10,000
Inventories, Net	151,735	147,162
Prepaid Expenses	12,000	16,856
Other Current Assets	8,334	4,676
Total Current Assets	405,437	403,900
Property and Equipment, Net	722,991	716,014
Right of Use Assets, Net	240,886	246,281
Investments	43,836	43,578
Investments in Associates	37,773	40,305
Note Receivable	7,740	4,270
Convertible Note Receivable from Related Party	27,000	—
Intangible Assets, Net	462,407	488,287
Goodwill	595,619	589,691
Deferred Tax Assets	2,519	2,519
Deposits and Other Assets	2,014	2,167
TOTAL ASSETS	$2,548,222	$2,537,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$22,407	$24,767
Accrued Liabilities	73,646	86,162
Compensation Payable	11,531	25,350
Current Portion of Notes Payable	15,883	12,062
Current Portion of Lease Liabilities	15,985	14,296
Income Tax Payable	39,874	2,332
Total Current Liabilities	179,326	164,969
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	256,807	261,446
Notes Payable, Net of Current Portion and Debt Discount	234,069	242,896
Deferred Income Taxes	78,621	78,621
TOTAL LIABILITIES	748,823	747,932
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2025: Unlimited, 207,145,195, and 207,145,195, respectively, at December 31, 2024: Unlimited, 211,128,045, and 211,128,045, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2025: Unlimited, 37,623 and 37,623, respectively, at December 31, 2024: Unlimited, 37,623 and 37,623, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2025: Unlimited, 206,690 and 206,690, respectively, at December 31, 2024: Unlimited, 206,690 and 206,690, respectively)	—	—
Share Capital	1,774,139	1,758,504
Contributed Deficit	(39,866)	(26,854)
Deferred Share Issuances	—	6,362
Accumulated Earnings	58,926	51,265
Equity of Green Thumb Industries Inc.	1,793,199	1,789,277
Noncontrolling interests	6,200	(197)
TOTAL SHAREHOLDERS’ EQUITY	1,799,399	1,789,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,548,222	$2,537,012

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2025 and 2024

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$293,257	$280,147	$572,797	$555,953
Cost of Goods Sold	(147,001)	(129,627)	(283,266)	(260,504)
Gross Profit	146,256	150,520	289,531	295,449
Expenses:
Selling, General, and Administrative	106,823	96,500	207,616	170,758
Total Expenses	106,823	96,500	207,616	170,758
Income From Operations	39,433	54,020	81,915	124,691
Other Income (Expense):
Other (Expense) Income, Net	(13,989)	2,464	(14,013)	701
Interest Income	1,910	2,314	4,033	4,417
Interest Expense, Net	(5,046)	(5,981)	(9,911)	(13,495)
Total Other Expense	(17,125)	(1,203)	(19,891)	(8,377)
Income Before Provision for Income Taxes And Non-Controlling Interest	22,308	52,817	62,024	116,314
Provision For Income Taxes	21,576	31,899	52,891	64,048
Net Income Before Non-Controlling Interest	732	20,918	9,133	52,266
Net Income Attributable to Non-Controlling Interest	1,377	206	1,472	478
Net (Loss) Income Attributable To Green Thumb Industries Inc.	$(645)	$20,712	$7,661	$51,788
Net (Loss) Income Per Share - Basic	$(0.01)	$0.09	$0.03	$0.22
Net (Loss) Income Per Share - Diluted	$(0.01)	$0.09	$0.03	$0.22
Weighted Average Number of Shares Outstanding - Basic	235,842,313	237,416,373	235,984,140	237,083,912
Weighted average Number of Shares Outstanding - Diluted	235,842,313	240,137,922	239,097,719	240,768,497

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2024	$1,727,584	$(2,816)	$12,973	$9,258	$131	$1,747,130
Exercise of options and RSUs	5,157	(2,527)	—	—	—	2,630
Options exercised through net share settlement	10,043	(15,498)	—	—	—	(5,455)
Stock-based compensation	—	8,866	—	—	—	8,866
Distributions to non-controlling interest holders	—	—	—	—	(243)	(243)
Repurchase of Subordinate Voting Shares	—	(19,890)	—	—	—	(19,890)
Net income	—	—	—	20,712	206	20,918
Balance, June 30, 2024	$1,742,784	$(31,865)	$12,973	$29,970	$94	$1,753,956
Balance, January 1, 2024	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256
Distribution of contingent consideration	17,259	—	—	—	—	17,259
Exercise of options and RSUs	10,789	(4,851)	—	—	—	5,938
Options exercised through net share settlement	10,884	(16,793)	—	—	—	(5,909)
Stock-based compensation	—	15,356	—	—	—	15,356
Distributions to non-controlling interest holders	—	—	—	—	(762)	(762)
Repurchase of Subordinate Voting Shares	—	(33,448)	—	—	—	(33,448)
Net income	—	—	—	51,788	478	52,266
Balance, June 30, 2024	$1,742,784	$(31,865)	$12,973	$29,970	$94	$1,753,956

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2025	$1,770,578	$(22,993)	$—	$59,571	$(815)	$1,806,341
Contributions from limited liability company unit holders	—	—	—	—	5,800	5,800
Exercise of options and RSUs	421	(421)	—	—	—	—
Options exercised through net share settlement	2,995	(4,645)	—	—	—	(1,650)
Stock-based compensation	—	11,966	—	—	—	11,966
Issuance of shares to non-employee contractors	145	—	—	—	—	145
Distributions to non-controlling interest holders	—	—	—	—	(162)	(162)
Repurchase of Subordinate Voting Shares	—	(23,773)	—	—	—	(23,773)
Net (loss) income	—	—	—	(645)	1,377	732
Balance, June 30, 2025	$1,774,139	$(39,866)	$—	$58,926	$6,200	$1,799,399
Balance, January 1, 2025	$1,758,504	$(26,854)	$6,362	$51,265	$(197)	$1,789,080
Contributions from limited liability company unit holders	—	—	—	—	5,800	5,800
Issuance of shares associated with investment interests	630	—	—	—	—	630
Distribution of deferred shares	6,362	—	(6,362)	—	—	—
Exercise of options and RSUs	2,378	(1,028)	—	—	—	1,350
Options exercised through net share settlement	6,120	(9,448)	—	—	—	(3,328)
Stock-based compensation	—	22,275	—	—	—	22,275
Issuance of shares to non-employee contractors	145	—	—	—	—	145
Distributions to non-controlling interest holders	—	—	—	—	(875)	(875)
Repurchase of Subordinate Voting Shares	—	(24,811)	—	—	—	(24,811)
Net income	—	—	—	7,661	1,472	9,133
Balance, June 30, 2025	$1,774,139	$(39,866)	$—	$58,926	$6,200	$1,799,399

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$7,661	$51,788
Net income attributable to non-controlling interest	1,472	478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,082	55,760
Amortization of operating lease right of use assets	25,572	24,676
Loss on disposal of property and equipment	1,932	875
Loss on equity method investments	2,435	1,100
Loss from lease mofication	—	219
Loss on divestiture of a business	11,678	—
Stock-based compensation	22,275	15,356
Increase in fair value of investments	(50)	(334)
Interest on notes receivable	(727)	—
Gain on settlement of contingent consideration	—	(15,991)
Decrease in fair value of warrants	(68)	(1,534)
Gain on settlement of shares issued in association with investment interests	(20)	—
Interest on related party convertible note receivable	(788)	—
Amortization of debt discount	319	2,853
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	5,917	(6,359)
Inventories, net	(4,126)	(17,561)
Prepaid expenses and other current assets	2,446	874
Deposits and other assets	153	(10)
Accounts payable	(1,700)	4,938
Accrued liabilities	(17,901)	(2,164)
Operating lease liabilities	(23,126)	(21,934)
Income tax receivable and payable, net	38,230	11,144
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	130,666	104,174
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48,842)	(34,963)
Investments in securities and associates	(30,122)	(5,608)
Proceeds from equity investments and notes receivable	62	6,248
Acquisitions, net of cash acquired	(24,414)	—
Proceeds from divestiture of a business	5,075	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(98,241)	(34,323)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	5,800	—
Distributions to non-controlling interest holders	(875)	(762)
Repurchase of Subordinate Voting Shares	(24,811)	(33,448)
Payments for taxes related to net share settlement of equity awards	(3,328)	(5,438)
Proceeds from exercise of options	1,350	5,938
Principal repayment of notes payable	(5,325)	(1,633)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(27,189)	(35,343)
CASH AND CASH EQUIVALENTS:
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,236	34,508
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	171,687	161,634
CASH AND CASH EQUIVALENTS END OF PERIOD	$176,923	$196,142

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,999	$10,975
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(7,922)	$3,358
Noncash increase in right of use asset	$(2,254)	$(10,333)
Noncash increase in lease liability	$2,254	$10,333
Issuance of shares associated with investment interests	$630	$—
Issuance of shares to non-employee contractors	$145	$—
Issuance of shares associated with contingent consideration	$—	$17,259
Distribution of deferred shares	$(6,362)	$—
ACQUISITIONS AND DISPOSITIONS
Inventories	$447	$—
Accounts receivable	(469)	—
Prepaid expenses	256	—
Property and equipment	2,061	—
Right of use assets	2,027	—
Identifiable Intangible assets	(869)	—
Goodwill	5,928	—
Liabilities assumed	660	—
Lease liabilities	(2,027)	—
Loss on divestiture of Project Remix assets	11,678	—
Cash consideration payable	(353)	—
	$19,339	$—

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb's own Retail stores (which we refer to as our Retail business). The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of June 30, 2025, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,800 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Previously reported amounts have been reclassified between line items where necessary to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2024 Form 10-K.

(d) Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (loss) attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings (loss) per share calculation. Diluted earnings (loss) per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of June 30, 2025, the Company had 8,118,069 options, 11,079,048 restricted stock units and 1,702,347 warrants outstanding. As of June 30, 2024, the Company had 9,196,881 options, 4,665,523 restricted stock units and 2,128,022 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

In order to determine diluted earnings (loss) per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted loss per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended June 30, 2025, the computation excluded potential dilutive common share equivalents because their impact was anti-dilutive. For the six months ended June 30, 2025, the computation of diluted earnings per share included 3,113,579 restricted stock units. There were no dilutive options and warrants during the six months ended June 30, 2025, as the relevant strike price was greater than the average stock price for the period. For the three months ended June 30, 2024, the computation of diluted earnings per share included 1,632,323 options, 971,792 restricted stock units and 117,434 warrants. For the six months ended June 30, 2024, the computation of diluted earnings per share included 1,625,478 options, 1,939,848 restricted stock units and 119,259 warrants. For the three and six months ended June 30, 2025, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 1,724,599 and 1,612,142, respectively. For the three and six months ended June 30, 2024, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 896,810 and 978,895, respectively.

(e) Recently Issued Accounting Standards

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Raw Material	$1,506	$2,501
Packaging and Miscellaneous	12,564	13,616
Work in Process	68,526	57,893
Finished Goods	74,556	76,626
Reserve for Obsolete Inventory	(5,417)	(3,474)
Total Inventories, Net	$151,735	$147,162

3. PROPERTY AND EQUIPMENT

At June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Buildings and Improvements	$361,019	$356,612
Equipment, Computers and Furniture	213,798	196,139
Leasehold Improvements	265,087	241,544
Land	35,551	34,690
Land Improvements	4,746	1,566
Assets Under Construction	28,145	40,325
Capitalized Interest	33,845	32,499
Total Property and Equipment	942,191	903,375
Less: Accumulated Depreciation	(219,200)	(187,361)
Property and Equipment, net	$722,991	$716,014

Assets under construction represent costs associated with construction projects related to cultivation and production facilities and retail stores.

Depreciation expense for the three and six months ended June 30, 2025 totaled $17,234 thousand and $34,071 thousand, respectively, of which $10,846 thousand and $21,595 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and six months ended June 30, 2024 totaled $15,412 thousand and $30,516 thousand, respectively, of which $9,930 thousand and $19,723 thousand, respectively, is included in cost of goods sold.

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

At June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$676,600	$223,979	$452,621	$660,716	$201,862	$458,854
Trademarks	13,930	6,419	7,511	41,511	16,098	25,413
Customer Relationships	24,438	22,163	2,275	24,438	20,418	4,020
Total Intangible Assets	$714,968	$252,561	$462,407	$726,665	$238,378	$488,287

The Company recorded amortization expense for the three and six months ended June 30, 2025 of $12,437 thousand and $25,011 thousand, respectively. The Company recorded amortization expense for the three and six months ended June 30, 2024 of $12,573 thousand and $25,244 thousand, respectively. As of June 30, 2025 and December 31, 2024, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

On June 11, 2025, the Company acquired a permit intangible, allowing the Company to operate three retail dispensaries. The consideration paid was $10,500 thousand in cash. As substantially all of the assets acquired were concentrated in the permit intangible, the Company accounted for the transaction as an asset acquisition. The weighted average amortization period for the permit intangible was 15 years. Acquisition-related costs associated with the transaction were not material.

The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2025:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2025	$24,758
2026	46,552
2027	46,023
2028	46,023
2029	46,023
2030 and Thereafter	253,028
$462,407

As of June 30, 2025, the weighted average amortization period remaining for intangible assets was 10.19 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At June 30, 2025 and December 31, 2024 the balances of goodwill, by segment, consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Retail	$279,730	$273,802
Consumer Packaged Goods	315,889	315,889
Total	$595,619	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of June 30, 2025 and December 31, 2024. During the three and six months ended June 30, 2025 and 2024, there were no conditions present that would require consideration as to whether an impairment test was necessary.

14

14Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of June 30, 2025 and December 31, 2024, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $43,836 thousand and $43,578 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the six months ended June 30, 2025 and year ended December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Beginning	$43,578	$64,361
Additions	400	12,029
Proceeds	(50)	(29,824)
Fair value adjustment	50	(2,988)
Transfers and other	(142)	—
Ending	$43,836	$43,578

The following table summarizes the change in fair value associated with the Company's equity investments and notes receivable instruments recorded during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Equity Investments	$—	$(481)	$—	$158
Notes Receivable Instruments	—	9	—	9
Accrued Interest on Notes Receivable Instruments	25	84	50	167
Net fair value gains (losses)	$25	$(388)	$50	$334

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

The following table summarizes the change in the Company's Level 1 equity investments during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning	$—	$2,499	$—	$2,001
Proceeds	—	(1,512)	—	(1,652)
Fair value adjustment	—	(481)	—	158
Transfers and other	—	1	—	—
Ending	$—	$507	$—	$507

On July 17, 2024, the Company sold all remaining Level 1 equity investments. As of June 30, 2025, the Company held no Level 1 equity investments.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

The following table summarizes the change in the Company's Level 3 equity investments during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning	$36,487	$25,953	$36,487	$25,953
Additions	400	—	400	—
Ending	$36,887	$25,953	$36,887	$25,953

The following table summarizes unrealized (losses) gains recognized on the Company's equity investments held during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net unrealized (losses) gains on equity investments	$—	$(253)	$—	$319

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

The following table summarizes the change in the Company's Level 1 note receivable instrument during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning	$—	$22,214	$—	$22,214
Additions	—	1,965	—	1,965
Fair value adjustment	—	9	—	9
Ending	$—	$24,188	$—	$24,188

On November 27, 2024, the Company collected the remaining principal balance of the notes receivable instruments along with accrued interest. Consequently, as of June 30, 2025, the Company held no Level 1 notes receivable instruments.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(b) Notes Receivable Instruments (Continued)

The following table summarizes the change in the Company's Level 3 notes receivable instruments during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning	$6,974	$10,181	$7,091	$14,193
Additions	—	500	—	1,000
Proceeds	(50)	—	(50)	(4,596)
Accrued Interest	25	84	50	167
Transfers and other	—	(1)	(142)	—
Ending	$6,949	$10,764	$6,949	$10,764

The Company's Level 3 notes receivable instruments had a stated interest rate of 10% and terms between twelve months and five years.

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

See Note 13 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. ACQUISITIONS

(a) Business Combinations:

The Company determined that the below described acquisition is a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. It was accounted for by applying the acquisition method whereby the assets acquired, and the liabilities assumed were recorded at their fair values with any excess consideration over the fair value of the identifiable net assets was allocated to goodwill. Operating results have been included in these consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entity with those of the Company.

The Company completed preliminary allocations of the purchase price of the assets acquired and liabilities assumed in association with three Connecticut-based retail stores. The preliminary valuation was based on management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally one year from the acquisition date). The details of the transaction are discussed below. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill. The following table summarizes the initial accounting estimates:

CT Retail Stores
Cash	$36
Inventory	614
Prepaid expenses	279
Property and equipment, net	1,495
Right-of-use asset, net	1,864
Intangible assets, net:
Licenses and permits	5,950
Liabilities assumed:
Lease liabilities	(1,864)

Total identifiable net assets	8,374
Goodwill (non-tax deductible)	5,928
Net assets	$14,302

On June 2, 2025, a subsidiary of the Company acquired 100% of the membership interest held in three retail licenses in Connecticut for the purposes of expanding Green Thumb's national presence. The Company paid approximately $14,302 thousand in cash. As part of the initial purchase accounting, the Company recorded an intangible asset of $5,950 thousand, all of which was associated with licenses and permits that allows for the retail sale of cannabis. The weighted-average amortization period for the license intangible was 15 years. Acquisition-related costs associated with the transaction were not material.

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

All real estate leases are recorded on the balance sheet. Equipment and other non-real estate leases with an initial term of twelve months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for fixed and variable non-lease components, such as taxes, insurance and maintenance. The Company accounts for real estate leases and the related non-lease components together as a single component.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For three and six months ended June 30, 2025, the Company recorded operating lease expense of $12,804 thousand and $25,572 thousand, respectively compared to operating lease expense of $12,425 thousand and $24,676 thousand for three and six months ended June 30, 2024, respectively.

Other information related to operating leases as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	10.28	10.74
Weighted average discount rate	12.22%	12.23%

Maturities of lease liabilities for operating leases as of June 30, 2025 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
Remainder of 2025	$23,986	$259	$24,245
2026	48,001	524	48,525
2027	48,265	491	48,756
2028	47,036	282	47,318
2029	43,809	287	44,096
2030 and Thereafter	293,896	768	294,664
Total Lease Payments	504,993	2,611	507,604
Less: Interest	(234,064)	(748)	(234,812)
Present Value of Lease Liability	$270,929	$1,863	$272,792

(b) Related Party Operating Leases

Mosaic Real Estate, LLC, which owned certain facilities leased by the Company, is owned in part by Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). For the three and six months ended June 30, 2025, the Company recorded lease expense of $126 thousand and $252 thousand, respectively, compared to lease expense of $166 thousand and $305 thousand for the three and six months ended June 30, 2024, respectively, associated with these leasing arrangements.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE

At June 30, 2025 and December 31, 2024, notes payable consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Syndicated credit facility dated September 11, 2024[1]	144,444	147,979
Mortgage notes[2]	105,508	106,979
Total notes payable	249,952	254,958
Less: current portion of notes payable	(15,883)	(12,062)
Notes payable, net of current portion	$234,069	$242,896

1 The Credit Facility (as defined below in Section (a) of this Note 8) was issued in an aggregate amount of $150,000 thousand, and will bear interest at the Secured Overnight Financing Rate (“SOFR”) + 500 basis points, payable monthly. As of June 30, 2025 and December 31, 2024, the Credit Facility's outstanding principal balance was $146,250 thousand and $150,000 thousand, respectively. The Credit Facility was issued at a discount, the carrying value of which was $1,806 thousand and $2,021 thousand as of June 30, 2025 and December 31, 2024, respectively. The Credit Facility matures on September 11, 2029.

2 The Company has issued mortgage notes in connection with various operating properties at an aggregate value of $112,285 thousand as of June 30, 2025 and December 31, 2024. The mortgage notes were issued at a discount, the carrying value of which was $904 thousand and $1,007 thousand, and are presented net of principal payments of $5,873 thousand and $4,299 thousand as of June 30, 2025 and December 31, 2024, respectively. These mortgage notes mature between August 20, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

(a) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility (the “Credit Facility”) led by Valley National Bank. The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the SOFR + 500 basis points, payable quarterly. As of June 30, 2025, the floating interest rate on the Credit Facility was 9.31%.

The Credit Facility includes certain covenants which require the Company to maintain a debt service coverage ratio of 1.5 to 1.0, a funded debt to Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) (see “Non-GAAP Measure” below for additional information on Adjusted EBITDA) ratio no greater than 3.5 to 1.0, and a tangible net worth of at least $500 thousand. As of June 30, 2025, the Company was in compliance with all covenants associated with the Credit Facility.

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

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2025	211,128,045	37,623	206,690
Issuance of shares associated with investment interests	77,525	—	—
Distribution of deferred shares	244,986	—	—
Issuance of shares upon exercise of options	204,988	—	—
Issuances of shares upon vesting of RSUs	1,179,778	—	—
Issuance of shares to non-employee contractors	27,873	—	—
Repurchase of Subordinate Voting Shares	(5,718,000)	—	—
As at June 30, 2025	207,145,195	37,623	206,690

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

The following table summarizes the activity during the six months ended June 30, 2025:

	Related Acquisition
	Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC	LeafLine Industries, LLC	Total

As at January 1, 2025	168,333	76,665	244,998
Distributed Shares	(168,333)	(76,653)	(244,986)
Cancelled Shares	—	(12)	(12)
As at June 30, 2025	—	—	—

(ii) Repurchase of Subordinate Voting Shares

On September 13, 2024, the Company's Board of Directors authorized the repurchase of up to 10,573,860 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. During the six months ended June 30, 2025, the Company repurchased 5,718,000 Subordinate Voting Shares at an average price of $4.34 per share. As of June 30, 2025, the total remaining repurchase ability of the Company was approximately $15,600 thousand.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 thereto (as amended, the “Plan”). The maximum number of RSUs and options outstanding under the Plan at any time shall not exceed 15% of the then issued and outstanding shares on an as-converted basis.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2024	8,238,472	$10.10	4.07
Granted	954,402	5.94
Exercised	(204,988)	6.52
Forfeited	(869,817)	9.10
Balance as of June 30, 2025	8,118,069	$11.31	4.37
Exercisable as of June 30, 2025	5,725,505	$0.00	—

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the six months ended June 30, 2025 and the year ended December 31, 2024, using the following ranges of assumptions:

	June 30,	December 31,
	2025	2024
Risk-free interest rate	3.75% - 4.33%	2.72% - 3.92%
Expected dividend yield	0%	0%
Expected volatility	62% - 64%	62% - 64%
Expected option life	3.76 - 4.68 years	4.46 - 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to prospectively account for forfeitures when they occur.

The following table summarizes the number of unvested RSU awards as of June 30, 2025 and December 31, 2024 and the changes during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2024	7,678,310	$11.14
Granted	5,482,366	5.79
Forfeited	(901,850)	9.21
Vested	(1,179,778)	11.59
Unvested Shares at June 30, 2025	11,079,048	$8.49

The stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Stock options expense	$1,766	$2,637	$3,859	$5,694
Restricted Stock Units	10,200	6,229	18,416	9,662
Total Stock Based Compensation Expense	$11,966	$8,866	$22,275	$15,356

As of June 30, 2025, $85,707 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 2.14 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Income before Income Taxes	$22,308	$52,817	$62,024	$116,314
Income Tax Expense	21,576	31,899	52,891	64,048
Effective Tax Rate	96.7%	60.4%	85.3%	55.1%

The effective tax rates for the three months ended June 30, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

The IRS has taken the position that cannabis companies are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which cannabis companies are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

Taxes paid during the six months ended June 30, 2025 and 2024 were $14,657 thousand and $52,904 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. OTHER INCOME (EXPENSE)

For the three and six months ended June 30, 2025 and 2024 other income (expense) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$—	$(472)	$—	$167
Loss on dispositions	(11,678)	—	(11,678)	—
Fair value adjustments on warrants liability	2	3,641	68	1,534
Loss from equity method investments	(2,325)	(772)	(2,435)	(1,100)
Other	12	67	32	100
Total Other Income (Expense)	$(13,989)	$2,464	$(14,013)	$701

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of the previously disclosed matters as of June 30, 2025:

In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. On June 25, 2025, the Company received the Final Judgment from the court ruling in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. As a result, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the unaudited interim condensed consolidated balance sheets. The Company will appeal the Final Judgment with the Notice of Appeal in August 2025.

At June 30, 2025 and December 31, 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of June 30, 2025, the Company held approximately $3,700 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of the Credit Facility and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at June 30, 2025 and December 31, 2024 was $249,952 thousand and $254,958 thousand, respectively, which includes $15,883 thousand and $12,062 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$176,923	$—	$—	$176,923
Investments	—	—	43,836	43,836
	$176,923	$—	$43,836	$220,759

	As of December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$171,687	$—	$—	$171,687
Investments	—	—	43,578	43,578
Warrant Liability	—	—	(68)	(68)
	$171,687	$—	$43,510	$215,197

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14. RELATED PARTY

On November 5, 2024, the Company acquired a noncontrolling financial interest in Agrify Corporation (“Agrify”) in exchange for $15,000 thousand in cash and $3,280 thousand in Subordinate Voting Shares of Green Thumb. As part of the transaction, the Company also acquired warrants that would allow the Company to extend its ownership stake if exercised, subject to certain beneficial ownership limitations - all of which remain outstanding as of June 30, 2025 and December 31, 2024, respectively. In addition, on November 5, 2024, the Company extended a convertible secured note to Agrify (the “Original Notes”), the carrying value of which was $10,000 thousand as of June 30, 2025 and December 31, 2024. The convertible note receivable matures on November 5, 2025 and bears interest at an annualized rate of 10%. At anytime prior to the maturity date, the Company may convert the notes to share of Agrify at a conversion rate of $3.158 per share, subject to Nasdaq ownership rules and regulations and applicable ownership limitations.

Benjamin Kovler, Chairman and Chief Executive Officer of Green Thumb, and Armon Vakali, Vice President, Strategic Initiatives and Partnerships of Green Thumb, were appointed by Agrify's Board of Directors to serve as Agrify's Chairman and Interim Chief Executive Officer and member of Agrify's Board, respectively.

Green Thumb's investment in Agrify had a carrying value of $18,223 thousand and $18,873 thousand as of June 30, 2025 and December 31, 2024, respectively. Such amounts were included within investment in associates on the Company’s unaudited interim condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company held a 34% ownership interest in Agrify and accounted for its investment using the equity method due to the significant influence Green Thumb has the ability to exert over Agrify.

On May 20, 2025, Green Thumb entered into an agreement with Agrify whereby Green Thumb agreed to sell its intellectual property in its incredibles brand as well as its farm bill compliant hemp business, operated in its former subsidiary, Core Growth LLC for $5,075 thousand in cash. As part of the transaction, Agrify agreed to license the intellectual property back to Green Thumb allowing the Company to continue production and sale of incredibles branded products. Separately, Green Thumb agreed to a licensing agreement with Agrify associated with Green Thumb's intellectual property in Beboe and RYTHM branded products. As a result of the transaction, Green Thumb recorded a loss on the sale of $11,678 thousand within other income (expense) on the unaudited interim condensed consolidated statement of operations.

On May 22, 2025, Agrify and Green Thumb amended the Original Notes to allow Green Thumb to receive pre-funded warrants in lieu of shares of Agrify. No other terms of the Original Notes were amended. In addition, Green Thumb issued an additional $27,000 thousand in convertible notes (the “New Notes”) to Agrify, due November 22, 2026. Other than the amount and maturity date, all of the terms of the New Notes are consistent with the Original Notes, as amended. As of June 30, 2025 and December 31, 2024, the Company recorded accrued interest of $787 thousand and $156 thousand, respectively, on the Notes receivable.

As of June 30, 2025 and December 31, 2024, Green Thumb performed management services for Agrify, pursuant to the shared services agreement, for which the Company was owed $1,344 thousand and $319 thousand, respectively.

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

The below table presents revenues by type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues, Net of Discounts
Retail	$205,284	$204,656	$403,956	$408,434
Consumer Packaged Goods	169,437	156,323	339,721	306,235
Intersegment Eliminations	(81,464)	(80,832)	(170,880)	(158,716)
Total Revenues, Net of Discounts	$293,257	$280,147	$572,797	$555,953
Cost of Goods Sold
Retail	$136,478	$132,158	$269,831	$260,681
Consumer Packaged Goods	104,796	87,983	204,586	175,403
Intersegment Eliminations	(94,273)	(90,514)	(191,151)	(175,580)
Total Cost of Goods Sold	$147,001	$129,627	$283,266	$260,504
Gross Profit
Retail	$68,806	$72,498	$134,125	$147,753
Consumer Packaged Goods	64,641	68,340	135,135	130,832
Intersegment Eliminations	12,809	9,682	20,271	16,864
Total Gross Profit	$146,256	$150,520	$289,531	$295,449
Depreciation and Amortization
Retail	$11,442	$10,436	$22,530	$20,683
Consumer Packaged Goods	18,229	17,549	36,552	35,077
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$29,671	$27,985	$59,082	$55,760

Goodwill assigned to the Retail segment as of June 30, 2025 and December 31, 2024 was $279,730 thousand and $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of June 30, 2025 and December 31, 2024 was $258,109 thousand and $254,358 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of June 30, 2025 and December 31, 2024 was $315,889 thousand in each period then ended. Intangible assets, net assigned to the Consumer Packaged Goods segment as of June 30, 2025 and December 31, 2024 was $204,298 thousand and $233,929 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and six months ended June 30, 2025 and 2024. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2025 and the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “2024 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. As of June 30, 2025, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,800 people and serves millions of patients and customers annually.

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

In addition, an immaterial portion of the Company’s business involves producing products containing hemp-derived tetrahydrocannabinol (“THC”) such as Delta-8 THC and Delta-9 THC.

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

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers a variety of high-quality products at multiple price points and provide excellent service. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries currently are located in the fourteen states in which we operate. As of June 30, 2025, the Company had 108 open and operating Retail stores. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 and (ii) unaudited interim condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
	2025	2024	2025	2024	$	%	$	%
	(in thousands, except share and per share amounts)				Increase (Decrease)
Revenues, Net of Discounts	$293,257	$280,147	$572,797	$555,953	$13,110	5%	$16,844	3%
Cost of Goods Sold	(147,001)	(129,627)	(283,266)	(260,504)	17,374	13%	22,762	9%
Gross Profit	146,256	150,520	289,531	295,449	(4,264)	(3)%	(5,918)	(2)%
Expenses:
Selling, General, and Administrative	106,823	96,500	207,616	170,758	10,323	11%	36,858	22%
Total Expenses	106,823	96,500	207,616	170,758	10,323	11%	36,858	22%
Income From Operations	39,433	54,020	81,915	124,691	(14,587)	(27)%	(42,776)	(34)%
Total Other Expense	(17,125)	(1,203)	(19,891)	(8,377)	15,922	1,324%	11,514	137%
Income Before Provision for Income Taxes And Non-Controlling Interest	22,308	52,817	62,024	116,314	(30,509)	(58)%	(54,290)	(47)%
Provision for Income Taxes	21,576	31,899	52,891	64,048	(10,323)	(32)%	(11,157)	(17)%
Net Income Before Non-Controlling Interest	732	20,918	9,133	52,266	(20,186)	(97)%	(43,133)	(83)%
Net Income Attributable to Non-Controlling Interest	1,377	206	1,472	478	1,171	568%	994	208%
Net (Loss) Income Attributable To Green Thumb Industries Inc.	$(645)	$20,712	$7,661	$51,788	$(21,357)	(103)%	$(44,127)	(85)%
Net (Loss) Income Per Share - Basic	$(0.01)	$0.09	$0.03	$0.22	$(0.10)	(111)%	$(0.19)	(86)%
Net (Loss) Income Per Share - Diluted	$(0.01)	$0.09	$0.03	$0.22	$(0.10)	(111)%	$(0.19)	(86)%
Weighted Average Number of Shares Outstanding – Basic	235,842,313	237,416,373	235,984,140	237,083,912
Weighted Average Number of Shares Outstanding – Diluted	235,842,313	240,137,922	239,097,719	240,768,497

	June 30, 2025	December 31, 2024
	(in thousands)
Total Assets	$2,548,222	$2,537,012
Long-Term Liabilities	$569,497	$582,963

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenues, net of Discounts

Revenues, net of discounts for the three months ended June 30, 2025 was $293,257 thousand, up 5% from $280,147 thousand during the three months ended June 30, 2024. Key performance drivers for the period included the continued growth of adult-use markets in New York, legalization of adult-use sales in Ohio, which began on August 6, 2024, and revenue generated from new and existing Retail stores, partially offset by price compression and increased competition in certain markets.

The Company generated revenue from 108 Retail stores during the quarter compared to 94 in the same quarter of the prior year. Retail revenues made up 70% of total revenues during the three months ended June 30, 2025 as compared to 73% during the three months ended June 30, 2024. Since June 30, 2024, the Company opened five new Retail stores in Florida, two in Nevada and one each in Illinois, Minnesota, New York, Ohio and Pennsylvania. Additionally, the Company acquired three Retail stores in Connecticut and disposed of one Retail store in Massachusetts.

Consumer Packaged Goods revenues made up 30% of total revenues during the three months ended June 30, 2025 as compared to 27% during the three months ended June 30, 2024.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within the Company's state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended June 30, 2025 was $147,001 thousand, an increase of 13% from $129,627 thousand for the three months ended June 30, 2024, driven by continued growth of adult-use markets in New York, legalization of adult-use sales in Ohio as described above, and new Retail store openings since June 30, 2024 in Connecticut, Florida, Illinois, Minnesota, Nevada, New York, Ohio and Pennsylvania.

Gross Profit

Gross profit for the three months ended June 30, 2025 was $146,256 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the three months ended June 30, 2024 of $150,520 thousand, or a 54% gross margin. The decrease in gross profit was primarily driven by price compression.

Total Expenses

Total expenses for the three months ended June 30, 2025 were $106,823 thousand, or 36% of revenues, net of discounts, an increase of $10,323 thousand compared to the same period in the prior year. Total expenses for the three months ended June 30, 2024 were $96,500 thousand or 34% of revenues, net of discounts. The increase in total expenses was attributable to increased costs associated with ongoing claims and litigation and increased costs associated with the opening and operation of new Retail stores as described above.

Total Other Expense

Total other expense for the three months ended June 30, 2025 was $17,125 thousand, an unfavorable change of $15,922 thousand, primarily due to the loss on sale of Green Thumb's incredibles intellectual property to Agrify during the three months ended June 30, 2025.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended June 30, 2025 was $22,308 thousand, a decrease of $30,509 thousand compared to the three months ended June 30, 2024.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $11,966 thousand and $8,866 thousand in the three months ended June 30, 2025 and 2024, respectively, and other nonoperating expenses of $1,670 thousand and $2,925 thousand in three months ended June 30, 2025 and 2024, respectively, Adjusted EBITDA was $82,740 thousand and $93,796 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2025, federal and state income tax expense totaled $21,576 thousand compared to expense of $31,899 thousand for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenues, net of Discounts

Revenues, net of discounts for the six months ended June 30, 2025 was $572,797 thousand, an increase of 3% from $555,953 thousand for the six months ended June 30, 2024. The increase in revenue was largely due to the continued growth of adult-use markets in New York, legalization of adult-use sales in Ohio, which began on August 6, 2024, and revenue generated from new and existing Retail stores, partially offset by price compression and increased competition in certain markets.

The Company generated revenue from 108 Retail stores during the period compared to 94 in the same period of the prior year. Since June 30, 2024, the Company opened five new Retail stores in Florida, two in Nevada and one each in Illinois, Minnesota, New York, Ohio and Pennsylvania. In addition, the Company acquired three Retail stores in Connecticut and disposed of one Retail store in Massachusetts.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the six months ended June 30, 2025 was $283,266 thousand, an increase of 9% from $260,504 thousand for the six months ended June 30, 2024, driven by continued growth of adult-use markets in New York, legalization of adult-use sales in Ohio as described above, and new Retail store openings since June 30, 2024 in Connecticut, Florida, Illinois, Minnesota, Nevada, New York, Ohio and Pennsylvania.

Gross Profit

Gross profit for the six months ended June 30, 2025 was $289,531 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 51%. This is compared to gross profit for the six months ended June 30, 2024 of $295,449 thousand or a 53% gross margin. The decrease in gross profit was primarily driven by price compression.

Total Expenses

Total expenses for the six months ended June 30, 2025 were $207,616 thousand or 36% of revenues, net of discounts, an increase of $36,858 thousand over the same period in the prior year. Total expenses for the six months ended June 30, 2024 were $170,758 thousand or 31% of revenues, net of discounts. The increase in total expenses was attributable to increased costs associated with ongoing claims and litigation and increased costs associated with the opening and operation of new Retail stores as described above. The increase in total expenses was partially offset by favorable fair value adjustments associated with the Company's contingent consideration arrangements recorded during the six months ended June 30, 2024.

Total Other Expense

Total other expense for the six months ended June 30, 2025 was $19,891 thousand, an unfavorable change of $11,514 thousand over the same period in the prior year, primarily due to the loss on sale of Green Thumb's incredibles intellectual property to Agrify during the six months ended June 30, 2025.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the six months ended June 30, 2025 was $62,024 thousand, a decrease of $54,290 thousand compared to the six months ended June 30, 2024.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $22,275 thousand and $15,356 thousand, and other nonoperating expenses (income), of $4,715 thousand and $(11,463) thousand in the six months ended June 30, 2025 and 2024, respectively, Adjusted EBITDA was $167,987 thousand and $184,344 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2025, federal and state income tax expense totaled $52,891 thousand compared to expense of $64,048 thousand for the six months ended June 30, 2024.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		QTD Change
	2025	2024	$	%
	(in thousands)		Increase (Decrease)
Retail	$205,284	$204,656	$628	0%
Consumer Packaged Goods	169,437	156,323	13,114	8%
Intersegment Eliminations	(81,464)	(80,832)	632	1%
Total Revenues, Net of Discounts	$293,257	$280,147	$13,110	5%

	Six Months Ended June 30,		YTD Change
	2025	2024	$	%
	(in thousands)		Increase (Decrease)
Retail	$403,956	$408,434	$(4,478)	(1)%
Consumer Packaged Goods	339,721	306,235	33,486	11%
Intersegment Eliminations	(170,880)	(158,716)	12,164	8%
Total Revenues, Net of Discounts	$572,797	$555,953	$16,844	3%

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

Revenues, net of discounts, for the Retail segment were $205,284 thousand, an increase of $628 thousand, compared to the three months ended June 30, 2024. The increase in Retail revenues, net of discounts, was primarily driven by the continued growth of adult-use markets in New York, legalization of adult-use sales in Ohio and revenue generated from new Retail stores, primarily offset by price compression and increased competition in certain markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $169,437 thousand, an increase of $13,114 thousand or 8%, compared to the three months ended June 30, 2024. The increase in Consumer Packaged Goods revenues, net of discounts, was primarily driven by the continued growth of adult-use markets in New York, legalization of adult-use sales in Ohio as well as continued growth in existing markets specifically in Pennsylvania and Minnesota.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $81,464 thousand, an increase of $632 thousand or 1% compared to the three months ended June 30, 2024. The increase in intersegment eliminations was driven by increased intercompany sales, primarily to Company-owned Retail stores in Florida, Minnesota, Nevada, New York and Ohio. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 30% of total revenues during the three months ended June 30, 2025 as compared to 27% during the three months ended June 30, 2024.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

Revenues, net of discounts for the Retail segment were $403,956 thousand, a decrease of $4,478 thousand or 1%, compared to the six months ended June 30, 2024. The decrease in Retail revenues, net of discounts, was primarily driven by price compression and increased competition in certain markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $339,721 thousand, an increase of $33,486 thousand or 11%, compared to the six months ended June 30, 2024. The increase in Consumer Packaged Goods revenues was primarily driven by the expansion of adult-use sales in New York and Ohio as well as continued growth in existing markets specifically in Pennsylvania and Minnesota.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $170,880 thousand, an increase of $12,164 thousand or 8% compared to the six months ended June 30, 2024. The increase in intersegment eliminations was driven by increased intercompany sales to Company-owned Retail stores primarily in Florida, Minnesota, New York, Ohio and Pennsylvania. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 29% of total revenues during the six months ended June 30, 2025 as compared to 27% during the six months ended June 30, 2024.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes a portfolio of Consumer Packaged Goods brands including &Shine, Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles and RYTHM, primarily to third-party customers; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its Retail stores, as well as direct-to-consumer delivery where permitted by state law.

For the three and six months ended June 30, 2025, revenue was contributed from Retail and Consumer Packaged Goods sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three and six months ended June 30, 2025, the Company continued to focus on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates, and consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. The IRS has taken the position that companies that operate in the federally illegal cannabis industry, are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net Income Before Non-Controlling Interest	$732	$20,918	$9,133	$52,266
Interest Income	(1,910)	(2,314)	(4,033)	(4,417)
Interest Expense, net	5,046	5,981	9,911	13,495
Provision for Income Taxes	21,576	31,899	52,891	64,048
Total Other Expense (Income)	13,989	(2,464)	14,013	(701)
Depreciation and Amortization	29,671	27,985	59,082	55,760
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$69,104	$82,005	$140,997	$180,451
Stock-based Compensation, Non-cash	11,966	8,866	22,275	15,356
Acquisition, Transaction and Other Non-operating Costs (Income)	1,670	2,925	4,715	(11,463)
Adjusted EBITDA (Non-GAAP Measure)	$82,740	$93,796	$167,987	$184,344

Liquidity, Financing Activities During the Period, and Capital Resources

As of June 30, 2025, and December 31, 2024 the Company had total current liabilities of $179,326 thousand and $164,969 thousand, respectively, and cash and cash equivalents of $176,923 thousand and $171,687 thousand, respectively, to meet its current obligations. The Company had working capital of $226,111 thousand as of June 30, 2025, an decrease of $12,820 thousand as compared to December 31, 2024. This decrease in working capital was primarily driven by acquisitions as well as the repurchase of 5,718,000 Subordinate Voting Shares through the Company's share repurchase program.

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

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net Cash Flows Provided by Operating Activities	$130,666	$104,174
Net Cash Flows Used in Investing Activities	$(98,241)	$(34,323)
Net Cash Flows Used in Financing Activities	$(27,189)	$(35,343)

Material Commitments

Maturities of notes payable as of June 30, 2025 were as follows:

	Maturities of Notes Payable
Year Ending December 31,	Credit Facility	Mortgage Notes	Total
	(in thousands)
Remainder of 2025	$3,750	$2,988	$6,738
2026	15,000	3,327	18,327
2027	15,000	3,582	18,582
2028	15,000	15,562	30,562
2029	97,500	39,383	136,883
2030 and Thereafter	—	41,570	41,570
Total maturities of notes payable [1]	$146,250	$106,412	$252,662

1 Total maturities of notes payable excludes unamortized debt discount of $1,806 thousand associated with the Credit Facility and $904 thousand associated with the mortgage notes.

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of June 30, 2025:

In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. On June 25, 2025, the Company received the Final Judgment from the court ruling in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. As a result, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the unaudited interim condensed consolidated balance sheets. The Company will appeal the Final Judgment with the Notice of Appeal in August 2025.

At June 30, 2025 and December 31, 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

- During the three months ended June 30, 2025, the Company issued a total of 27,873 Subordinate Voting Shares to non-employee contractors.

Multiple Voting Shares

None.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the six months ended June 30, 2025:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2025 through January 31, 2025	—	—	—	40,400
February 1, 2025 through February 28, 2025	—	—	—	40,400
March 1, 2025 through March 31, 2025	160,000	6.49	160,000	39,300
April 1, 2025 through April 30, 2025	100,000	5.00	100,000	38,800
May 1, 2025 through May 31, 2025	—	—	—	38,800
June 1, 2025 through June 30, 2025	5,458,000	4.26	5,458,000	15,600
	5,718,000	$4.34	5,718,000	$15,600

(1) On September 13, 2024, the Company's Board of Directors authorized the repurchase of up to 10,573,860 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. During the six months ended June 30, 2025, the Company repurchased 5,718,000 Subordinate Voting Shares at an average price of $4.34 per share. As of June 30, 2025, the total remaining repurchase ability of the Company was approximately $15,600 thousand.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

Not Applicable

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

10.1	AMENDMENT NO. 4 TO THE GREEN THUMB INDUSTRIES INC. 2018 STOCK AND INCENTIVE PLAN

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.Ins	Inline XBRL Instance Document

101.Scs	Inline XBRL Taxonomy Extension Schema Document

101.Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.Def	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.Lab	Inline XBRL Taxonomy Extension Label Linkbase Document

101.Pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with Inline XBRL File)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: August 07, 2025

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: August 07, 2025