Form 10-Q
period 2025-09-30
Green Thumb Industries Inc.
filed 2025-11-05
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025 there were 207,360,930 shares of the registrant’s Subordinate Voting Shares, 37,472 shares of the registrant’s Multiple Voting Shares and 206,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

(Amounts Expressed in United States Dollars)

	September 30,	December 31,
	2025	2024
		(Audited)
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$226,211	$171,687
Restricted Cash and Cash Equivalents	9,202	—
Accounts Receivable, Net	51,386	52,831
Income Tax Receivable	—	688
Convertible Note Receivable from Related Party	10,000	10,000
Inventories, Net	156,529	147,162
Prepaid Expenses	13,833	16,856
Other Current Assets	10,301	4,676
Total Current Assets	477,462	403,900
Property and Equipment, Net	720,911	716,014
Right of Use Assets, Net	237,602	246,281
Investments	43,736	43,578
Investments in Associates	36,542	40,305
Note Receivable	8,949	4,270
Convertible Note Receivable from Related Party	72,000	—
Intangible Assets, Net	442,734	488,287
Goodwill	594,439	589,691
Deferred Tax Assets	2,519	2,519
Deposits and Other Assets	2,291	2,167
TOTAL ASSETS	$2,639,185	$2,537,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$24,537	$24,767
Accrued Liabilities	82,760	86,162
Compensation Payable	18,701	25,350
Current Portion of Notes Payable	17,264	12,062
Current Portion of Lease Liabilities	16,693	14,296
Income Tax Payable	81,598	2,332
Total Current Liabilities	241,553	164,969
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	253,916	261,446
Notes Payable, Net of Current Portion and Debt Discount	230,185	242,896
Deferred Income Taxes	78,621	78,621
TOTAL LIABILITIES	804,275	747,932
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2025: Unlimited, 207,294,093, and 207,294,093, respectively, at December 31, 2024: Unlimited, 211,128,045, and 211,128,045, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2025: Unlimited, 37,623 and 37,623, respectively, at December 31, 2024: Unlimited, 37,623 and 37,623, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at September 30, 2025: Unlimited, 206,690 and 206,690, respectively, at December 31, 2024: Unlimited, 206,690 and 206,690, respectively)	—	—
Share Capital	1,775,041	1,758,504
Contributed Deficit	(28,869)	(26,854)
Deferred Share Issuances	—	6,362
Accumulated Earnings	82,214	51,265
Equity of Green Thumb Industries Inc.	1,828,386	1,789,277
Noncontrolling interests	6,524	(197)
TOTAL SHAREHOLDERS’ EQUITY	1,834,910	1,789,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,639,185	$2,537,012

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2025 and 2024

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues, Net of Discounts	$291,369	$286,865	$864,166	$842,818
Cost of Goods Sold	(147,342)	(139,274)	(430,608)	(399,778)
Gross Profit	144,027	147,591	433,558	443,040
Expenses:
Selling, General, and Administrative	107,286	104,967	314,902	275,725
Total Expenses	107,286	104,967	314,902	275,725
Income From Operations	36,741	42,624	118,656	167,315
Other Income (Expense):
Other Income (Expense), Net	38,110	(290)	24,097	411
Interest Income	3,300	2,665	7,333	7,082
Interest Expense, Net	(5,228)	(5,296)	(15,139)	(18,791)
Total Other Income (Expense)	36,182	(2,921)	16,291	(11,298)
Income Before Provision for Income Taxes And Non-Controlling Interest	72,923	39,703	134,947	156,017
Provision For Income Taxes	49,122	30,922	102,013	94,970
Net Income Before Non-Controlling Interest	23,801	8,781	32,934	61,047
Net Income Attributable to Non-Controlling Interest	513	165	1,985	643
Net Income Attributable To Green Thumb Industries Inc.	$23,288	$8,616	$30,949	$60,404
Net Income Per Share - Basic	$0.10	$0.04	$0.13	$0.26
Net Income Per Share - Diluted	$0.10	$0.04	$0.13	$0.26
Weighted Average Number of Shares Outstanding - Basic	231,652,595	236,303,348	234,524,146	236,821,181
Weighted average Number of Shares Outstanding - Diluted	233,535,805	238,295,887	237,218,778	239,934,521

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Deficit	Deferred Share Issuance	Accumulated Earnings	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2024	$1,742,784	$(31,865)	$12,973	$29,970	$94	$1,753,956
Exercise of options and RSUs	6,028	(2,004)	—	—	—	4,024
Options exercised through net share settlement	(24)	—	—	—	—	(24)
Stock-based compensation	—	8,349	—	—	—	8,349
Distributions to non-controlling interest holders	—	—	—	—	(365)	(365)
Net income	—	—	—	8,616	165	8,781
Balance, September 30, 2024	$1,748,788	$(25,520)	$12,973	$38,586	$(106)	$1,774,721
Balance, January 1, 2024	$1,703,852	$7,871	$12,973	$(21,818)	$378	$1,703,256
Distribution of contingent consideration	17,259	—	—	—	—	17,259
Exercise of options and RSUs	16,818	(6,856)	—	—	—	9,962
Options exercised through net share settlement	10,859	(16,792)	—	—	—	(5,933)
Stock-based compensation	—	23,705	—	—	—	23,705
Distributions to non-controlling interest holders	—	—	—	—	(1,127)	(1,127)
Repurchase of Subordinate Voting Shares	—	(33,448)	—	—	—	(33,448)
Net income	—	—	—	60,404	643	61,047
Balance, September 30, 2024	$1,748,788	$(25,520)	$12,973	$38,586	$(106)	$1,774,721

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Deficit	Deferred Share Issuance	Accumulated Earnings	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2025	$1,774,139	$(39,866)	$—	$58,926	$6,200	$1,799,399
Exercise of options and RSUs	877	(657)	—	—	—	220
Stock-based compensation	—	11,654	—	—	—	11,654
Issuance of shares to non-employee contractors	25	—	—	—	—	25
Distributions to non-controlling interest holders	—	—	—	—	(189)	(189)
Net income	—	—	—	23,288	513	23,801
Balance, September 30, 2025	$1,775,041	$(28,869)	$—	$82,214	$6,524	$1,834,910
Balance, January 1, 2025	$1,758,504	$(26,854)	$6,362	$51,265	$(197)	$1,789,080
Contributions from limited liability company unit holders	—	—	—	—	5,800	5,800
Issuance of shares associated with investment interests	630	—	—	—	—	630
Distribution of deferred shares	6,362	—	(6,362)	—	—	—
Exercise of options and RSUs	3,255	(1,685)	—	—	—	1,570
Options exercised through net share settlement	6,120	(9,448)	—	—	—	(3,328)
Stock-based compensation	—	33,929	—	—	—	33,929
Issuance of shares to non-employee contractors	170	—	—	—	—	170
Distributions to non-controlling interest holders	—	—	—	—	(1,064)	(1,064)
Repurchase of Subordinate Voting Shares	—	(24,811)	—	—	—	(24,811)
Net income	—	—	—	30,949	1,985	32,934
Balance, September 30, 2025	$1,775,041	$(28,869)	$—	$82,214	$6,524	$1,834,910

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	30,949	60,404
Net income attributable to non-controlling interest	1,985	643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,163	84,252
Amortization of operating lease right of use assets	38,519	41,622
Loss on disposal of property and equipment	2,390	1,163
Impairment of long-lived property and equipment	—	450
Loss on equity method investments	5,843	2,184
Loss from lease modification	—	219
Net gain on divestitures of intellectual property	(29,876)	—
Stock-based compensation	33,929	23,705
Increase in fair value of investments	—	(256)
Interest on notes receivable	(1,497)	—
Gain on settlement of contingent consideration	—	(15,991)
Decrease in fair value of warrants	(68)	(2,389)
Gain on settlement of shares issued in association with investment interests	(20)	—
Interest on related party convertible note receivable	(2,171)	—
Amortization of debt discount	479	2,914
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	976	(5,987)
Inventories, net	(8,919)	(25,313)
Prepaid expenses and other current assets	(2,087)	1,391
Deposits and other assets	(124)	44
Accounts payable	430	(4,647)
Accrued liabilities	(98)	17,504
Operating lease liabilities	(34,972)	(37,091)
Income tax receivable and payable, net	79,954	7,024
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	204,785	151,845
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(66,388)	(52,992)
Proceeds from disposal of property and equipment	—	345
Investments in securities and associates	(75,627)	(7,803)
Proceeds from equity investments and notes receivable	117	7,015
Acquisitions, net of cash acquired	(24,414)	—
Proceeds from divestiture of intellectual property	55,075	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(111,237)	(53,435)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	5,800	—
Distributions to non-controlling interest holders	(1,064)	(1,127)
Repurchase of Subordinate Voting Shares	(24,811)	(33,448)
Payments for taxes related to net share settlement of equity awards	(3,328)	(5,933)
Proceeds from exercise of options	1,570	9,962
Proceeds from issuance of notes payable	—	170,923
Principal repayment of notes payable	(7,989)	(226,780)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(29,822)	(86,403)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	63,726	12,007
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	171,687	161,634
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS END OF PERIOD	$235,413	$173,641

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$16,468	$16,555
Taxes paid	$22,055	$87,946
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(9,317)	$3,958
Noncash change in right of use asset	$292	$(11,937)
Noncash change in lease liability	$(292)	$11,937
Issuance of shares associated with investment interests	$630	$—
Issuance of shares to non-employee contractors	$170	$—
Issuance of shares associated with contingent consideration	$—	$17,259
Distribution of deferred shares	$(6,362)	$—
ACQUISITIONS AND DISPOSITIONS
Inventories	$447	$—
Accounts receivable	(469)	—
Prepaid expenses	256	—
Property and equipment	2,061	—
Right of use assets	2,027	—
Identifiable Intangible assets	(8,235)	—
Goodwill	4,748	—
Liabilities assumed	660	—
Lease liabilities	(2,027)	—
Gain on divestiture of Project Remix assets	(29,876)	—
Cash consideration payable	(253)	—
	$(30,661)	$—
RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$226,211	$173,641
Restricted cash	9,202	—
TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICED CASH	$235,413	$173,641

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb's own Retail stores (which we refer to as our Retail business). The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of September 30, 2025, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,800 people and serves millions of patients and customers annually.

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

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of September 30, 2025, the Company had 7,911,149 options, 10,733,094 restricted stock units and 1,702,347 warrants outstanding. As of September 30, 2024, the Company had 8,491,983 options, 4,561,819 restricted stock units and 2,128,022 warrants outstanding.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted loss per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended September 30, 2025, the computation of diluted earnings per share included 2,389 options and 1,880,822 restricted stock units. There were no dilutive warrants during the three months ended September 30, 2025, as the relevant strike price was greater than the average stock price for the period. For the nine months ended September 30, 2025, the computation of diluted earnings per share included 2,694,632 restricted stock units. There were no dilutive options and warrants during the nine months ended September 30, 2025, as the relevant strike price was greater than the average stock price for the period. For the three months ended September 30, 2024, the computation of diluted earnings per share included 1,001,228 options, 923,686 restricted stock units and 67,625 warrants. For the nine months ended September 30, 2024, the computation of diluted earnings per share included 1,339,591 options, 1,669,708 restricted stock units and 104,041 warrants. For the three and nine months ended September 30, 2025, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 874,088 and 1,390,862, respectively. For the three and nine months ended September 30, 2024, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 869,491 and 918,464, respectively.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Raw Material	$1,569	$2,501
Packaging and Miscellaneous	13,602	13,616
Work in Process	72,242	57,893
Finished Goods	74,395	76,626
Reserve for Obsolete Inventory	(5,279)	(3,474)
Total Inventories, Net	$156,529	$147,162

3. PROPERTY AND EQUIPMENT

At September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Buildings and Improvements	$361,498	$356,612
Equipment, Computers and Furniture	221,486	196,139
Leasehold Improvements	268,360	241,544
Land	35,551	34,690
Land Improvements	5,588	1,566
Assets Under Construction	30,997	40,325
Capitalized Interest	34,219	32,499
Total Property and Equipment	957,699	903,375
Less: Accumulated Depreciation	(236,788)	(187,361)
Property and Equipment, net	$720,911	$716,014

Assets under construction represent costs associated with construction projects related to cultivation and production facilities and retail stores as well as costs associated with internal-use software not yet placed in service.

Depreciation expense for the three and nine months ended September 30, 2025 totaled $17,775 thousand and $51,846 thousand, respectively, of which $11,215 thousand and $32,810 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and nine months ended September 30, 2024 totaled $15,918 thousand and $46,434 thousand, respectively, of which $10,240 thousand and $29,963 thousand, respectively, is included in cost of goods sold.

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

At September 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$676,600	$235,268	$441,332	$660,716	$201,862	$458,854
Trademarks	930	930	-	41,511	16,098	25,413
Customer Relationships	24,438	23,036	1,402	24,438	20,418	4,020
Total Intangible Assets	$701,968	$259,234	$442,734	$726,665	$238,378	$488,287

The Company recorded amortization expense for the three and nine months ended September 30, 2025 of $12,306 thousand and $37,317 thousand, respectively. The Company recorded amortization expense for the three and nine months ended September 30, 2024 of $12,574 thousand and $37,818 thousand, respectively. As of September 30, 2025 and December 31, 2024, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

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

The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2025:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2025	$12,162
2026	45,686
2027	45,157
2028	45,157
2029	45,157
2030 and Thereafter	249,415
$442,734

As of September 30, 2025, the weighted average amortization period remaining for intangible assets was 9.99 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At September 30, 2025 and December 31, 2024 the balances of goodwill, by segment, consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Retail	$279,630	$273,802
Consumer Packaged Goods	314,809	315,889
Total	$594,439	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025 and 2024, there were no conditions present that would require consideration as to whether an impairment test was necessary.

14

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of September 30, 2025 and December 31, 2024, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $43,736 thousand and $43,578 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the nine months ended September 30, 2025 and year ended December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Beginning	$43,578	$64,361
Additions	400	12,029
Proceeds	(100)	(29,824)
Fair value adjustment	—	(2,988)
Transfers and other	(142)	—
Ending	$43,736	$43,578

The following table summarizes the change in fair value associated with the Company's equity investments and notes receivable instruments recorded during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Equity Investments	$(74)	$(67)	$(74)	$91
Notes Receivable Instruments	—	—	—	9
Accrued Interest on Notes Receivable Instruments	24	(10)	74	156
Net fair value gains (losses)	$(50)	$(77)	$—	$256

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

The following table summarizes the change in the Company's Level 1 equity investments during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning	$—	$507	$—	$2,001
Proceeds	—	(440)	—	(2,092)
Fair value adjustment	—	(67)	—	91
Ending	$—	$—	$—	$—

On July 17, 2024, the Company sold all remaining Level 1 equity investments. As of September 30, 2025, the Company held no Level 1 equity investments.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

The following table summarizes the change in the Company's Level 3 equity investments during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning	$36,887	$25,953	$36,487	$25,953
Additions	—	852	400	852
Fair value adjustment	(74)	—	(74)	—
Transfers and other	1,712	5,000	1,712	5,000
Ending	$38,525	$31,805	$38,525	$31,805

The following table summarizes unrealized (losses) gains recognized on the Company's equity investments held during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net unrealized losses on equity investments	$(74)	$—	$(74)	$—

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

The following table summarizes the change in the Company's Level 1 note receivable instruments during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning	$—	$24,188	$—	$22,214
Additions	—	—	—	1,965
Fair value adjustment	—	—	—	9
Ending	$—	$24,188	$—	$24,188

On November 27, 2024, the Company collected the remaining principal balance of the notes receivable instruments along with accrued interest. Consequently, as of September 30, 2025, the Company held no Level 1 notes receivable instruments.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(b) Notes Receivable Instruments (Continued)

The following table summarizes the change in the Company's Level 3 notes receivable instruments during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning	$6,949	$10,764	$7,091	$14,193
Additions	—	—	—	1,000
Proceeds	(50)	(325)	(100)	(4,920)
Accrued Interest	24	(10)	74	156
Transfers and other	(1,712)	(5,000)	(1,854)	(5,000)
Ending	$5,211	$5,429	$5,211	$5,429

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

On August 6, 2025, a separate privately held convertible note receivable instrument in the amount of $1,712 thousand was exchanged for shares of preferred stock of the investee. As a result, the investment was transferred from Level 3 note receivable instruments to Level 3 equity investments.

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

The Company completed preliminary allocations of the purchase price of the assets acquired and liabilities assumed in association with three retail stores. The preliminary valuation was based on management’s estimates and assumptions which are subject to change within the measurement period (generally one year from the acquisition date). The details of the transaction are discussed below. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill. The following table summarizes the initial accounting estimates:

Retail Stores
(in thousands)
Cash	$36
Inventory	614
Prepaid expenses	279
Property and equipment, net	1,495
Right-of-use asset, net	1,864
Intangible assets, net:
Licenses and permits	5,950
Liabilities assumed:
Lease liabilities	(1,864)
Total identifiable net assets	8,374
Goodwill (non-tax deductible)	5,828
Net assets	$14,202

On June 2, 2025, a subsidiary of the Company acquired 100% of the membership interest held in three retail licenses for the purposes of expanding Green Thumb's national presence. The Company paid approximately $14,202 thousand in cash. As part of the initial purchase accounting, the Company recorded an intangible asset of $5,950 thousand, all of which was associated with licenses and permits that allows for the retail sale of cannabis. The weighted-average amortization period for the license intangible is 15 years. Acquisition-related costs associated with the transaction were not material.

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

The Company records material real estate and equipment leases with an initial term of twelve months or more on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for fixed and variable non-lease components, such as taxes, insurance and maintenance, as part of base rent. In those circumstances, the Company elected the practical expedient to not separate the lease components from non-lease components.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For three and nine months ended September 30, 2025, the Company recorded operating lease expense of $12,947 thousand and $38,519 thousand, respectively compared to operating lease expense of $16,946 thousand and $41,622 thousand for three and nine months ended September 30, 2024, respectively.

Other information related to operating leases as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	10.07	10.74
Weighted average discount rate	12.21%	12.23%

Maturities of lease liabilities for operating leases as of September 30, 2025 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
Remainder of 2025	$12,064	$130	$12,194
2026	48,431	524	48,955
2027	48,698	491	49,189
2028	47,283	282	47,565
2029	44,037	287	44,324
2030 and Thereafter	294,830	768	295,598
Total Lease Payments	495,343	2,482	497,825
Less: Interest	(226,521)	(695)	(227,216)
Present Value of Lease Liability	$268,822	$1,787	$270,609

(b) Related Party Operating Leases

Mosaic Real Estate, LLC owns certain facilities leased by the Company and is owned in part by Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). For the three and nine months ended September 30, 2025, the Company recorded lease expense of $126 thousand and $378 thousand, respectively, compared to lease expense of $145 thousand and $450 thousand for the three and nine months ended September 30, 2024, respectively, associated with these leasing arrangements.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. NOTES PAYABLE

At September 30, 2025 and December 31, 2024, notes payable consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Syndicated credit facility dated September 11, 2024[1]	$142,677	$147,979
Mortgage notes[2]	104,772	106,979
Total notes payable	247,449	254,958
Less: current portion of notes payable	(17,264)	(12,062)
Notes payable, net of current portion	$230,185	$242,896

1 The Credit Facility (as defined below in Section (a) of this Note 8) was issued in an aggregate amount of $150,000 thousand, and will bear interest at the Secured Overnight Financing Rate (“SOFR”) + 500 basis points, payable monthly. As of September 30, 2025 and December 31, 2024, the Credit Facility's outstanding principal balance was $144,375 thousand and $150,000 thousand, respectively. The Credit Facility was issued at a discount, the carrying value of which was $1,698 thousand and $2,021 thousand as of September 30, 2025 and December 31, 2024, respectively. The Credit Facility matures on September 11, 2029.

2 The Company has issued mortgage notes in connection with various operating properties at an aggregate value of $112,285 thousand as of September 30, 2025 and December 31, 2024. The mortgage notes were issued at a discount, the carrying value of which was $852 thousand and $1,007 thousand, and are presented net of principal payments of $6,661 thousand and $4,299 thousand as of September 30, 2025 and December 31, 2024, respectively. These mortgage notes mature between December 6, 2025 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

(a) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility (the “Credit Facility”) led by Valley National Bank. The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the SOFR + 500 basis points, payable quarterly. As of September 30, 2025, the floating interest rate on the Credit Facility was 9.18%.

The Credit Facility includes certain covenants which require the Company to maintain a debt service coverage ratio of 1.5 to 1.0, a funded debt to Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) (see “Non-GAAP Measure” below for additional information on Adjusted EBITDA) ratio no greater than 3.5 to 1.0, and a tangible net worth of at least $500 thousand. As of September 30, 2025, the Company was in compliance with all covenants associated with the Credit Facility.

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

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2025	211,128,045	37,623	206,690
Issuance of shares associated with investment interests	77,525	—	—
Distribution of deferred shares	244,986	—	—
Issuance of shares upon exercise of options	232,891	—	—
Issuances of shares upon vesting of RSUs	1,297,484	—	—
Issuance of shares to non-employee contractors	31,162	—	—
Repurchase of Subordinate Voting Shares	(5,718,000)	—	—
As at September 30, 2025	207,294,093	37,623	206,690

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

The following table summarizes the activity during the nine months ended September 30, 2025:

	Related Acquisition
	Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC	LeafLine Industries, LLC	Total

As at January 1, 2025	168,333	76,665	244,998
Distributed Shares	(168,333)	(76,653)	(244,986)
Cancelled Shares	—	(12)	(12)
As at September 30, 2025	—	—	—

(ii) Repurchase of Subordinate Voting Shares

The Company's Board of Directors authorized a new share repurchase program that commenced on September 23, 2025, immediately following the expiration of the Company's prior share repurchase program on September 22, 2025. The new program authorizes the Company to repurchase up to 10,364,640 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand.

Under the Company's previous share repurchase program, a total of 6,965,000 Subordinate Voting Shares were purchased for $34,441 thousand of which 5,718,000 Subordinate Voting Shares for $24,811 thousand were repurchased during the nine months ended September 30, 2025.

The Company has returned $107,100 thousand to shareholders in the form of share repurchases from the commencement of its share repurchase programs on September 11, 2023 through September 30, 2025.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2024	8,238,472	$10.10	4.07
Granted	956,520	5.95
Exercised	(232,891)	6.74
Forfeited	(1,050,952)	9.77
Balance as of September 30, 2025	7,911,149	$10.98	4.31
Exercisable as of September 30, 2025	5,767,790	$7.82	2.04

The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted during the nine months ended September 30, 2025 and the year ended December 31, 2024, using the following ranges of assumptions:

	September 30,	December 31,
	2025	2024
Risk-free interest rate	3.63% - 4.33%	2.72% - 3.92%
Expected dividend yield	0%	0%
Expected volatility	62% - 64%	62% - 64%
Expected option life	3.76 - 4.68 years	4.46 - 4.5 years

As permitted under ASC 718, the Company has made an accounting policy choice to prospectively account for forfeitures when they occur.

The following table summarizes the number of unvested RSU awards as of September 30, 2025 and December 31, 2024 and the changes during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2024	7,678,310	$11.14
Granted	5,583,206	5.82
Forfeited	(1,230,938)	8.27
Vested	(1,297,484)	11.42
Unvested Shares at September 30, 2025	10,733,094	$8.52

The stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Stock options expense	$1,742	$2,387	$5,601	$8,081
Restricted Stock Units	9,912	5,962	28,328	15,624
Total Stock Based Compensation Expense	$11,654	$8,349	$33,929	$23,705

As of September 30, 2025, $72,489 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.94 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Income before Income Taxes	$72,923	$39,703	$134,947	$156,017
Income Tax Expense	49,122	30,922	102,013	94,970
Effective Tax Rate	67.4%	77.9%	75.6%	60.9%

The effective tax rates for the three months ended September 30, 2025 and 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Taxes paid during the nine months ended September 30, 2025 and 2024 were $22,055 thousand and $87,946 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. OTHER INCOME (EXPENSE)

For the three and nine months ended September 30, 2025 and 2024 other income (expense) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$(74)	$(67)	$(74)	$100
Net gain on divestitures of intellectual property	41,554	—	29,876	—
Fair value adjustments on warrants liability	—	855	68	2,389
Loss from equity method investments	(3,408)	(1,084)	(5,843)	(2,184)
Other	38	6	70	106
Total Other Income (Expense)	$38,110	$(290)	$24,097	$411

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of the previously disclosed matters as of September 30, 2025:

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

In August 2025, the Company appealed the Final Judgment with a Notice of Appeal. Under the Rules of Court, the Company was provided a stay on the enforcement of the Final Judgment upon posting a supersedeas bond in the amount of the Final Judgment plus interest and costs through the appeal period. As of September 30, 2025, the Company held the bond in the amount of $9,202 thousand within restricted cash and cash equivalents on the Company's unaudited interim condensed consolidated balance sheets.

At September 30, 2025 and December 31, 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of the Credit Facility and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at September 30, 2025 and December 31, 2024 was $247,449 thousand and $254,958 thousand, respectively, which includes $17,264 thousand and $12,062 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$226,211	$—	$—	$226,211
Restricted Cash and Cash Equivalents	9,202	—	—	9,202
Investments	—	—	43,736	43,736
	$235,413	$—	$43,736	$279,149

	As of December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$171,687	$—	$—	$171,687
Investments	—	—	43,578	43,578
Warrant Liability	—	—	(68)	(68)
	$171,687	$—	$43,510	$215,197

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14. RELATED PARTY

On November 5, 2024, the Company acquired a noncontrolling financial interest in Agrify Corporation (now known as RYTHM and referred to herein as “RYTHM”), in exchange for $15,000 thousand in cash and $3,280 thousand in Subordinate Voting Shares of Green Thumb. As part of the transaction, the Company also acquired warrants that would allow the Company to extend its ownership stake if exercised, subject to certain beneficial ownership limitations - all of which remain outstanding as of September 30, 2025 and December 31, 2024, respectively. In addition, on November 5, 2024, the Company extended a convertible secured note to RYTHM (the “Original Notes”), the carrying value of which was $10,000 thousand as of September 30, 2025 and December 31, 2024. The Original Notes, bear interest at an annualized rate of 10%. On November 5, 2025, the Original Notes matured and were exchanged for 3,222,997 pre-funded warrants representing the principal amount plus accrued interest due on such date.

Benjamin Kovler, Chairman and Chief Executive Officer of Green Thumb, and Armon Vakali, Vice President, Strategic Initiatives and Partnerships of Green Thumb, were appointed by RYTHM's Board of Directors to serve as RYTHM's Chairman and Interim Chief Executive Officer and member of RYTHM's Board, respectively.

Green Thumb's investment in RYTHM had a carrying value of $15,648 thousand and $18,873 thousand as of September 30, 2025 and December 31, 2024, respectively. Such amounts were included within investment in associates on the Company’s unaudited interim condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company held a 34% ownership interest in RYTHM and accounted for its investment using the equity method due to the significant influence Green Thumb has the ability to exert over RYTHM.

On May 20, 2025, Green Thumb entered into an agreement with RYTHM whereby Green Thumb agreed to sell its intellectual property in its incredibles brand as well as its farm bill compliant hemp business, operated in its former subsidiary, Core Growth LLC for $5,075 thousand in cash. As part of the transaction, RYTHM agreed to license the intellectual property back to Green Thumb allowing the Company to continue production and sale of incredibles branded products. Separately, Green Thumb agreed to license its intellectual property in Beboe and RYTHM branded products to RYTHM (the "May Licensing Agreement"). As a result of the transaction, Green Thumb recorded a loss on the sale of $11,678 thousand within other income (expense) on the unaudited interim condensed consolidated statement of operations.

On May 22, 2025, RYTHM and Green Thumb amended the Original Notes to allow Green Thumb to receive pre-funded warrants in lieu of shares of RYTHM upon conversion of the Original Notes. No other terms of the Original Notes were amended. In addition, Green Thumb extended an additional $27,000 thousand in convertible notes (the “May 2025 Notes”) to RYTHM, due November 22, 2026. Other than the amount and maturity date, all of the terms of the May 2025 Notes are consistent with the Original Notes, as amended.

On August 25, 2025, Green Thumb extended another Convertible Note in the amount of $45,000 thousand (the “August 2025 Notes”) to RYTHM. The August 2025 Notes are a secured obligation of RYTHM and rank senior to all indebtedness of RYTHM except for the Original Notes and May 2025 Notes (collectively the “Existing Notes”), which rank on parity with the August 2025 Notes. The August 2025 Notes mature on February 25, 2027 and bear interest at an annualized rate of 10%. The August 2025 Notes may be converted into shares of RYTHM or, at the election of the holder, into pre-funded warrants, with a beneficial ownership limitation of 49.99%, subject to applicable Nasdaq listing rules. If converted into common shares of RYTHM, the conversion price per share will be $29.475.

As of September 30, 2025 and December 31, 2024, the Company recorded accrued interest of $2,326 thousand and $156 thousand, respectively, on the notes receivable.

On August 27, 2025, Green Thumb agreed to sell its intellectual property rights in brands including RYTHM, Beboe, Dogwalkers, Doctor Solomon's, &Shine and Good Green for $50,000 thousand in cash. As part of the transaction, RYTHM agreed to license the intellectual property back to Green Thumb and to cancel the May Licensing Agreement between RYTHM and the Company. Further, upon closing, Agrify Corporation formally changed its name to RYTHM, Inc. As a result of the transaction, Green Thumb recorded a gain on the sale of $41,554 thousand within other income (expense) on the unaudited interim condensed consolidated statement of operations.

As of September 30, 2025 and December 31, 2024, Green Thumb performed various services for RYTHM, pursuant to the shared services agreement, for which the Company was owed $4,269 thousand and $319 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to retail stores (“Consumer Packaged Goods”) and retailing of cannabis to patients and consumers (“Retail”). The Company does not allocate operating expenses to these business units, nor does it allocate specific assets. Additionally, the Chief Operating Decision Maker, Benjamin Kovler, Chairman and Chief Executive Officer of the Company, does not review total assets or net income by segments; therefore, such information is not presented below.

The below table presents revenues by type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues, Net of Discounts
Retail	$204,056	$206,124	$608,012	$614,558
Consumer Packaged Goods	163,292	165,500	503,013	471,735
Intersegment Eliminations	(75,979)	(84,759)	(246,859)	(243,475)
Total Revenues, Net of Discounts	$291,369	$286,865	$864,166	$842,818
Cost of Goods Sold
Retail	$125,990	$137,586	$395,821	$398,267
Consumer Packaged Goods	107,011	96,948	311,597	272,351
Intersegment Eliminations	(85,659)	(95,260)	(276,810)	(270,840)
Total Cost of Goods Sold	$147,342	$139,274	$430,608	$399,778
Gross Profit
Retail	$78,066	$68,538	$212,191	$216,291
Consumer Packaged Goods	56,281	68,552	191,416	199,384
Intersegment Eliminations	9,680	10,501	29,951	27,365
Total Gross Profit	$144,027	$147,591	$433,558	$443,040
Depreciation and Amortization
Retail	$11,800	$10,657	$34,330	$31,339
Consumer Packaged Goods	18,281	17,835	54,833	52,913
Intersegment Eliminations	—	—	—	—
Total Depreciation and Amortization	$30,081	$28,492	$89,163	$84,252

Goodwill assigned to the Retail segment as of September 30, 2025 and December 31, 2024 was $279,630 thousand and $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of September 30, 2025 and December 31, 2024 was $251,812 thousand and $254,358 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of September 30, 2025 and December 31, 2024 was $314,809 thousand and $315,889 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of September 30, 2025 and December 31, 2024 was $190,922 thousand and $233,929 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and nine months ended September 30, 2025 and 2024. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2025 and the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “2024 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. As of September 30, 2025, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,800 people and serves millions of patients and customers annually.

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

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in twenty manufacturing facilities. This portfolio consists of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals, as well as other cannabis-related products across a range of stock keeping units (“SKUs”) (of which none of these product categories are individually material to the Company).

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers a variety of high-quality products at multiple price points and provide excellent service. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries currently are located in the fourteen states in which we operate. As of September 30, 2025, the Company had 108 open and operating Retail stores. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 and (ii) unaudited interim condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change		YTD Change
	2025	2024	2025	2024	$	%	$	%
	(in thousands, except share and per share amounts)				Increase (Decrease)
Revenues, Net of Discounts	$291,369	$286,865	$864,166	$842,818	$4,504	2%	$21,348	3%
Cost of Goods Sold	(147,342)	(139,274)	(430,608)	(399,778)	8,068	6%	30,830	8%
Gross Profit	144,027	147,591	433,558	443,040	(3,564)	(2)%	(9,482)	(2)%
Expenses:
Selling, General, and Administrative	107,286	104,967	314,902	275,725	2,319	2%	39,177	14%
Total Expenses	107,286	104,967	314,902	275,725	2,319	2%	39,177	14%
Income From Operations	36,741	42,624	118,656	167,315	(5,883)	(14)%	(48,659)	(29)%
Total Other Income (Expense)	36,182	(2,921)	16,291	(11,298)	(39,103)	(1,339)%	(27,589)	(244)%
Income Before Provision for Income Taxes And Non-Controlling Interest	72,923	39,703	134,947	156,017	33,220	84%	(21,070)	(14)%
Provision for Income Taxes	49,122	30,922	102,013	94,970	18,200	59%	7,043	7%
Net Income Before Non-Controlling Interest	23,801	8,781	32,934	61,047	15,020	171%	(28,113)	(46)%
Net Income Attributable to Non-Controlling Interest	513	165	1,985	643	348	211%	1,342	209%
Net Income Attributable To Green Thumb Industries Inc.	$23,288	$8,616	$30,949	$60,404	$14,672	170%	$(29,455)	(49)%
Net Income Per Share - Basic	$0.10	$0.04	$0.13	$0.26	$0.06	150%	$(0.13)	(50)%
Net Income Per Share - Diluted	$0.10	$0.04	$0.13	$0.26	$0.06	150%	$(0.13)	(50)%
Weighted Average Number of Shares Outstanding – Basic	231,652,595	236,303,348	234,524,146	236,821,181
Weighted Average Number of Shares Outstanding – Diluted	233,535,805	238,295,887	237,218,778	239,934,521

	September 30, 2025	December 31, 2024
	(in thousands)
Total Assets	$2,639,185	$2,537,012
Long-Term Liabilities	$562,722	$582,963

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenues, net of Discounts

Revenues, net of discounts for the three months ended September 30, 2025 was $291,369 thousand, an increase of 2% from $286,865 thousand during the three months ended September 30, 2024. The increase in revenue was largely due to the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, as well as continued growth in existing markets, particularly in Florida and New York, and revenue generated from new and existing Retail stores, partially offset by price compression and increased competition in select markets.

The Company generated revenue from 108 Retail stores during the quarter compared to 98 in the same quarter of the prior year. Retail revenues made up 70% of total revenues during the three months ended September 30, 2025 as compared to 72% during the three months ended September 30, 2024. Since September 30, 2024, the Company opened two new Retail stores in Florida, two in Nevada and one each in Illinois, Minnesota, Ohio and Pennsylvania. Additionally, the Company acquired three Retail stores in Connecticut and disposed of one Retail store in Massachusetts.

Consumer Packaged Goods revenues made up 30% of total revenues during the three months ended September 30, 2025 as compared to 28% during the three months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within the Company's state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended September 30, 2025 was $147,342 thousand, an increase of 6% from $139,274 thousand for the three months ended September 30, 2024, driven by continued growth in existing markets, particularly in Florida and New York, the legalization of adult-use sales in Minnesota and Ohio as described above, and new Retail store openings since September 30, 2024.

Gross Profit

Gross profit for the three months ended September 30, 2025 was $144,027 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 49%. This is compared to gross profit for the three months ended September 30, 2024 of $147,591 thousand, or a 51% gross margin. The decrease in gross profit was primarily driven by price compression.

Total Expenses

Total expenses for the three months ended September 30, 2025 were $107,286 thousand, or 37% of revenues, net of discounts, an increase of $2,319 thousand compared to the same period in the prior year. Total expenses for the three months ended September 30, 2024 were $104,967 thousand or 37% of revenues, net of discounts. The increase in total expenses was attributable to overall salaries and benefits and increased costs associated with the opening and operation of new Retail stores as described above.

Total Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2025 was $36,182 thousand, a favorable change of $39,103 thousand, primarily due to the net gain on sale of Green Thumb's intellectual property rights to RYTHM, Inc. during the three months ended September 30, 2025.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended September 30, 2025 was $72,923 thousand, an increase of $33,220 thousand compared to the three months ended September 30, 2024.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $11,654 thousand and $8,349 thousand in the three months ended September 30, 2025 and 2024, respectively, and other nonoperating expenses of $1,687 thousand and $9,727 thousand in three months ended September 30, 2025 and 2024, respectively, Adjusted EBITDA was $80,163 thousand and $89,192 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2025, federal and state income tax expense totaled $49,122 thousand compared to expense of $30,922 thousand for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenues, net of Discounts

Revenues, net of discounts for the nine months ended September 30, 2025 was $864,166 thousand, an increase of 3% from $842,818 thousand for the nine months ended September 30, 2024. The increase in revenue was largely due to the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, as well as continued growth in existing markets, particularly in Florida and New York, and revenue generated from new and Retail stores, partially offset by price compression and increased competition in select markets.

The Company generated revenue from 108 Retail stores during the period compared to 98 in the same period of the prior year. Since September 30, 2024, the Company opened two new Retail stores in Florida, two in Nevada and one each in Illinois, Minnesota, Ohio and Pennsylvania. Additionally, the Company acquired three Retail stores in Connecticut and disposed of one Retail store in Massachusetts.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the nine months ended September 30, 2025 was $430,608 thousand, an increase of 8% from $399,778 thousand for the nine months ended September 30, 2024, driven by continued growth in existing markets, particularly in Florida and New York, legalization of adult-use sales in Minnesota and Ohio as described above, and new Retail store openings since September 30, 2024.

Gross Profit

Gross profit for the nine months ended September 30, 2025 was $433,558 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 50%. This is compared to gross profit for the nine months ended September 30, 2024 of $443,040 thousand or a 53% gross margin. The decrease in gross profit was primarily driven by price compression.

Total Expenses

Total expenses for the nine months ended September 30, 2025 were $314,902 thousand or 36% of revenues, net of discounts, an increase of $39,177 thousand over the same period in the prior year. Total expenses for the nine months ended September 30, 2024 were $275,725 thousand or 33% of revenues, net of discounts. The increase in total expenses was attributable to overall salaries and benefits and increased costs associated with the opening and operation of new Retail stores as described above. In addition, expenses for the nine months ended September 30, 2024, included the impact of one-time favorable fair value adjustments associated with the Company's contingent consideration arrangements.

Total Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2025 was $16,291 thousand, a favorable change of $27,589 thousand over the same period in the prior year, primarily due to the net gain on sale of Green Thumb's intellectual property rights to RYTHM during the nine months ended September 30, 2025.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the nine months ended September 30, 2025 was $134,947 thousand, a decrease of $21,070 thousand compared to the nine months ended September 30, 2024.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $33,929 thousand and $23,705 thousand, and other nonoperating expenses (income), of $6,402 thousand and $(1,736) thousand in the nine months ended September 30, 2025 and 2024, respectively, Adjusted EBITDA was $248,150 thousand and $273,536 thousand, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2025, federal and state income tax expense totaled $102,013 thousand compared to expense of $94,970 thousand for the nine months ended September 30, 2024.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		QTD Change
	2025	2024	$	%
	(in thousands)		Increase (Decrease)
Retail	$204,056	$206,124	$(2,068)	(1)%
Consumer Packaged Goods	163,292	165,500	(2,208)	(1)%
Intersegment Eliminations	(75,979)	(84,759)	(8,780)	(10)%
Total Revenues, Net of Discounts	$291,369	$286,865	$4,504	2%

	Nine Months Ended September 30,		YTD Change
	2025	2024	$	%
	(in thousands)		Increase (Decrease)
Retail	$608,012	$614,558	$(6,546)	(1)%
Consumer Packaged Goods	503,013	471,735	31,278	7%
Intersegment Eliminations	(246,859)	(243,475)	3,384	1%
Total Revenues, Net of Discounts	$864,166	$842,818	$21,348	3%

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

Revenues, net of discounts, for the Retail segment were $204,056 thousand, a decrease of $2,068 thousand, compared to the three months ended September 30, 2024. The decrease in Retail revenues, net of discounts, was primarily driven by price compression and increased competition, particularly in Illinois, New Jersey and Pennsylvania, primarily offset by: (i) the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, (ii) revenue generated from new Retail stores openings as described above, and (iii) the acquisition of three stores in Connecticut.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $163,292 thousand, a decrease of $2,208 thousand or 1%, compared to the three months ended September 30, 2024. The decrease in Consumer Packaged Goods revenues, net of discounts, was primarily driven by price compression and increased competition particularly in Illinois, New Jersey and Pennsylvania, primarily offset by the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, as well as continued growth in existing markets, particularly in Florida and New York.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $75,979 thousand, a decrease of $8,780 thousand or 10% compared to the three months ended September 30, 2024. The decrease in intersegment eliminations was driven by decreased intercompany sales, primarily due to price compression and increased competition particularly in Illinois, New Jersey and Pennsylvania, partially offset by the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 30% of total revenues during the three months ended September 30, 2025 as compared to 28% during the three months ended September 30, 2024.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024

Revenues, net of discounts for the Retail segment were $608,012 thousand, a decrease of $6,546 thousand or 1%, compared to the nine months ended September 30, 2024. The decrease in Retail revenues, net of discounts, was primarily driven by price compression and increased competition particularly in Illinois, New Jersey and Pennsylvania, primarily offset by: (i) the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, (ii) continued growth in existing markets, particularly in Florida and New York, and (iii) revenue generated from new Retail stores openings as described above.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $503,013 thousand, an increase of $31,278 thousand or 7%, compared to the nine months ended September 30, 2024. The increase in Consumer Packaged Goods revenues was primarily driven by the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, as well as continued growth in existing markets, particularly in Florida and New York, partially offset by price compression and increased competition in select markets.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $246,859 thousand, an increase of $3,384 thousand or 1% compared to the nine months ended September 30, 2024. The increase in intersegment eliminations was driven by increased intercompany sales, primarily due to the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, as well as continued growth in existing markets, particularly in Florida and New York, primarily offset by price compression and increased competition in select markets. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 30% of total revenues during the nine months ended September 30, 2025 as compared to 27% during the nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2025, revenue was contributed from Retail and Consumer Packaged Goods sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three and nine months ended September 30, 2025, the Company continued to focus on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net Income Before Non-Controlling Interest	$23,801	$8,781	$32,934	$61,047
Interest Income	(3,300)	(2,665)	(7,333)	(7,082)
Interest Expense, net	5,228	5,296	15,139	18,791
Provision for Income Taxes	49,122	30,922	102,013	94,970
Other (Income) Expense, net	(38,110)	290	(24,097)	(411)
Depreciation and Amortization	30,081	28,492	89,163	84,252
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$66,822	$71,116	$207,819	$251,567
Stock-based Compensation, Non-cash	11,654	8,349	33,929	23,705
Acquisition, Transaction and Other Non-operating Costs (Income)	1,687	9,727	6,402	(1,736)
Adjusted EBITDA (Non-GAAP Measure)	$80,163	$89,192	$248,150	$273,536

Liquidity, Financing Activities During the Period, and Capital Resources

As of September 30, 2025, and December 31, 2024 the Company had total current liabilities of $241,553 thousand and $164,969 thousand, respectively, and cash and cash equivalents of $226,211 thousand and $171,687 thousand, respectively, to meet its current obligations. The Company had working capital of $235,909 thousand as of September 30, 2025, a decrease of $3,022 thousand as compared to December 31, 2024. This decrease in working capital was primarily driven by acquisitions as well as the repurchase of 5,718,000 Subordinate Voting Shares through the Company's share repurchase program.

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

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net Cash Flows Provided by Operating Activities	$204,785	$151,845
Net Cash Flows Used in Investing Activities	$(111,237)	$(53,435)
Net Cash Flows Used in Financing Activities	$(29,822)	$(86,403)

Material Commitments

Maturities of notes payable as of September 30, 2025 were as follows:

	Maturities of Notes Payable
Year Ending December 31,	Credit Facility	Mortgage Notes	Total
	(in thousands)
Remainder of 2025	$1,875	$1,583	$3,458
2026	15,000	3,442	18,442
2027	15,000	3,706	18,706
2028	15,000	15,695	30,695
2029	97,500	39,526	137,026
2030 and Thereafter	—	41,672	41,672
Total maturities of notes payable [1]	$144,375	$105,624	$249,999

1 Total maturities of notes payable excludes unamortized debt discount of $1,698 thousand associated with the Credit Facility and $852 thousand associated with the mortgage notes.

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of September 30, 2025:

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

In August 2025, the Company appealed the Final Judgment with a Notice of Appeal. Under the Rules of Court, the Company was provided a stay on the enforcement of the Final Judgment upon posting a supersedeas bond in the amount of the Final Judgment plus interest and costs through the appeal period. As of September 30, 2025, the Company held the bond in the amount of $9,202 thousand within restricted cash and cash equivalents on the Company's unaudited interim condensed consolidated balance sheets.

At September 30, 2025 and December 31, 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

- During the three months ended September 30, 2025, the Company issued a total of 3,289 Subordinate Voting Shares to non-employee contractors.

Multiple Voting Shares

None.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the nine months ended September 30, 2025:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2025 through January 31, 2025	—	—	—	40,400
February 1, 2025 through February 28, 2025	—	—	—	40,400
March 1, 2025 through March 31, 2025	160,000	6.49	160,000	39,300
April 1, 2025 through April 30, 2025	100,000	5.00	100,000	38,800
May 1, 2025 through May 31, 2025	—	—	—	38,800
June 1, 2025 through June 30, 2025	5,458,000	4.26	5,458,000	15,600
July 1, 2025 through July 31, 2025	—	—	—	15,600
August 1, 2025 through August 31, 2025	—	—	—	15,600
September 1, 2025 through September 30, 2025	—	—	—	50,000
	5,718,000	$4.34	5,718,000	$50,000

(1) The Company's Board of Directors authorized a new share repurchase program that commenced on September 23, 2025, immediately following the expiration of the Company's prior share repurchase program on September 22, 2025. The new program authorizes the Company to repurchase up to 10,364,640 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. During the nine months ended September 30, 2025, the Company repurchased 5,718,000 Subordinate Voting Shares at an average price of $4.34 per share. As of September 30, 2025, the total remaining repurchase ability of the Company was approximately $50,000 thousand.

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

Date: November 5, 2025

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: November 5, 2025