Form 10-K
period 2025-12-31
Green Thumb Industries Inc.
filed 2026-02-25
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of February 20, 2026, there were 207,620,374 shares of the registrant’s Subordinate Voting Shares, 37,472 shares of the registrant’s Multiple Voting Shares and 201,690 shares of the registrant’s Super Voting Shares outstanding.

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares, and Super Voting Shares (on an as converted basis, based on the closing price of these Subordinate Voting Shares on the Canadian Stock Exchange) on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $1,161,708 thousand.

DOCUMENTS INCORPORATED BY REFERENCE

Part I of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant’s Amendment No. 2 Registration Statement on Form S-1 (No. 333-248213) to the extent stated herein under the heading “History of the Company.”

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2026 Annual General Meeting of Shareholders (the “2026 Proxy Statement”). The 2026 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2025, the end of the registrant’s fiscal year.

GREEN THUMB INDUSTRIES INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Originally founded in 2014, Green Thumb began operations in 2015 upon the award of a medical marijuana license for cultivation/processing and retail sale of cannabis in Illinois. The Company has since expanded its operational footprint to fourteen U.S. markets, including California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. Currently, Green Thumb manufactures and distributes a portfolio of cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a national chain called RISE Dispensaries, as well as retail stores operating under other names (which we refer to as our Retail business). Our retail stores sell a combination of our products and third-party products.

The Company, through its subsidiaries, owns state-licensed medical and/or adult-use cannabis businesses in California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia. The following organizational chart describes the organizational structure of the Company as of December 31, 2025. See Exhibit 21.1 to this document for a list of significant subsidiaries of the Company. All lines represent 100% ownership of outstanding securities of the applicable subsidiary unless otherwise noted in Exhibit 21.1. In part, the complexity of our organization structure is due to state licensing requirements that mandate that we maintain the corporate identity of our operating license holders.

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

Financing Activities

(i) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility (the “Credit Facility”) led by Valley National Bank. The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the Secured Overnight Financing Rate (“SOFR”) plus 500 basis points, payable monthly. The interest rate on the closing date was 10.10% per annum. The floating interest rate as of December 31, 2025 was 8.76% per annum.

Subsequent to the quarter. on February 19, 2026, the Company amended its existing syndicated credit facility agreement, for the purpose of borrowing an additional $50,000 thousand (issued as “Amended Credit Facility”), as permitted under the original agreement. The Amended Credit Facility has terms which are consistent with the terms under the existing syndicated credit facility, which include, an interest rate at SOFR plus 500 basis points. The Amended Credit Facility increased the total amount borrowed to $200,000 thousand with a current principal balance of $188,750 thousand as of the date of the transaction.

(ii) Mortgage Financing Arrangement

Warwick, New York Mortgage Note

On September 4, 2024, the Company entered into a $23,500 thousand mortgage note associated with its Warwick, New York CPG facility bearing an interest rate of 7.75% per annum, with a maturity date of September 4, 2029.

See Note 9 - Notes Payable for details.

Description of the Business

Overview of the Company

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis, while being committed to community and sustainable, profitable growth. As of December 31, 2025, Green Thumb has operations across fourteen U.S. markets, employs approximately 5,000 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. These brands were developed and acquired over the course of the Company’s operating history and then, in transactions that closed on May 20, 2025 and August 27, 2026, the Company, through sales of the equity interests of indirectly owned subsidiaries, sold the intellectual property related to those consumer packaged goods brands to RYTHM, Inc. (formerly known as Agrify Corporation, and referred to herein as “RYM”). In connection with this sale, the Company entered into licensing arrangements with RYM for the Company’s continued, exclusive use of these brands for cannabis products in its existing markets. As of December 31, 2025, the Company owns approximately 33% of the outstanding shares of common stock of RYM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb’s own retail stores (which we refer to as our Retail business).

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

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers high-quality products that they value while providing superior customer service. In addition, we own and operate stores under other names subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is derived primarily from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (less than 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries currently are located in all fourteen of the states in which we operate. As of December 31, 2025, the Company had 113 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, our ability to obtain local licensing, construction and other permissions and subject to the Company’s capital allocation plans.

Financial Highlights and Revenue Streams

The Company has generated revenues through its operating businesses from the manufacture, sale and distribution of branded cannabis products to third-party licensed retail customers as well as the sale of finished products to consumers in its retail stores.

The percentage of total revenue contributed by the Retail segment was 71%, 73% and 75% for the years ended December 31, 2025, 2024 and 2023, respectively. The percentage of total revenue contributed by operations of the Consumer Packaged Goods segment was 29%, 27% and 25% for the years ended December 31, 2025, 2024 and 2023, respectively. See Item 7—“Management Discussion and Analysis of Financial Conditions and Results of Operations” for details on key financial highlights.

As of the year ended December 31, 2025, Green Thumb has operating revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia).

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

Licensing/Branding

During 2025, the Company, via the sale of certain subsidiaries, sold the intellectual property rights for its Consumer Packaged Goods Brands, including its portfolio of owned cannabis consumer packaged goods brands (which we refer to as our Consumer Packaged Goods business), including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM, to RYM. In connection with this sale, the Company entered into licensing arrangements with RYM for the Company’s continued, exclusive use of these brands for cannabis products in its existing markets, in exchange for license fees.

Sources and Availability of Materials

Almost all of the raw material input, except packaging materials, used by the Company to produce finished cannabis consumer packaged goods are cultivated or processed internally for further use in the manufacturing process.

Significant Customers

Customers of our Consumer Packaged Goods business include legal state-licensed cannabis stores within each U.S. state in which we operate. Green Thumb is not dependent upon a single customer, or a few customers, and the loss of any one or more of our customers would not have a material adverse effect on the business. No customer accounted for 10% or more of our consolidated net revenue during the fiscal years ended December 31, 2025, 2024 or 2023, respectively.

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

Intellectual Property – Patents and Trademarks

We believe that brand protection is critical to our business strategy. We regularly seek to protect our intellectual property rights in connection with our operating names (e.g., Green Thumb and RISE), and certain patentable goods and services. We also sought to protect the intellectual property for our consumer packaged goods brands (e.g., &Shine, Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles (including Snoozzzeberry) & RYTHM) prior to their sale to RYM in 2025; subsequent to the sale, our licensing arrangements with RYM require us to continue to protect those brands with the same vigor we previously exercised. The U.S. trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the federal level under the Controlled Substances Act (21 U.S.C. § 811), neither we nor RYM are able to protect all our intellectual property at the federal level. Instead, we (and RYM) seek federal trademark protections in some cases and state trademark protections in others. Nonetheless, our success depends upon other areas of our business such as product development and design, production and marketing and not exclusively upon trademarks, patents and trade secrets. The Company also licenses certain intellectual property to and from third parties for the manufacture and sale of consumer products.

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

Where commercially reasonable, we will seek (or will require RYM to seek) further U.S. patent protection on other eligible products and services. The Company owns several website domains, including www.gtigrows.com, numerous social media accounts across major platforms, and various phone and web application platforms.

The Company has successfully registered over 200 trademarks (approximately two-thirds of which of which have now been sold to RYM) across the United States and has additional trademark applications pending. The Company anticipates feedback on outstanding submitted applications on a rolling basis. As such, the Company will continue to rely on common law protection for these brands during the trademark registration process. Moreover, the Company will proactively seek intellectual property protection for brand expansions in current markets as well as any new market expansion. For additional details on the risks associated with the lack of trademark protection, see Item 1A—“Risk Factors” with respect to intellectual property.

Joint Ventures

We utilize joint ventures and make equity investments in non-affiliated third parties to both comply with state regulatory requirements in certain states and advance our mission to promote a more equitable, diverse cannabis industry. Partnering with one or more non-affiliated third parties provides the Company with the opportunity to mitigate certain operational and financial risks while ensuring continued compliance with the applicable regulatory guidelines. As of December 31, 2025, the Company holds minority interests in several non-affiliated third parties for the operation of dispensaries in Connecticut and Massachusetts, as well as the production, distribution and development of various products. None of these investments or ventures are material to the Company.

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

Human Capital Management

As of December 31, 2025, Green Thumb employs approximately 5,000 team members including corporate, retail and cultivation and processing, both full- and part-time employees, and including but not limited to: finance and accounting, legal and compliance, supply chain and operations, sales and marketing, commercial and cannabis agriculture, chemists, customer service, construction and project management, real estate, information technology and human resources. We offer a comprehensive package of company-sponsored benefits to our team. Eligibility depends on the full-time or part-time status, employee location and other factors, and benefits include participation in a 401(k) retirement savings plan, medical and dental plans, disability insurance, employee assistance programs and life insurance. Additionally, we believe in aligned incentives and use our employee stock and incentive plan for a competitive total rewards program.

Our employees are split across the Company approximately as follows:

Corporate:	500
Retail:	2,500
Cultivation and Processing:	2,000
Total	5,000

As of December 31, 2025, approximately 1,000 of our employees at various cultivation and retail facilities have elected to be represented by a labor organization for purposes of collective bargaining.

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

Competitive Conditions and the Company’s Position in the Industry

Competition

The markets in which the Company distributes its products and operates retail stores are highly competitive. Some of those markets have relatively high barriers to entry due to the licensing requirements. The Company competes directly with other cannabis producers and retailers, some of which operate only in a specific market and some of which operate across several U.S. markets. More broadly, Green Thumb views manufacturers of other consumer products, such as consumable hemp, including consumable hemp-derived tetrahydrocannabinol (“THC”) variants such as Delta-8 THC and, Delta-9 THC (“hemp-derived THC products”) as direct competitors. In addition, the Company experiences significant competition for its product from illicit operators who are not licensed pursuant to state cannabis laws and regulations, Product quality, performance, new product innovation and development, packaging, customer experience and consumer price/value are important differentiating factors.

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

Moreover, markets across the United States have seen the widespread proliferation of hemp-derived THC products. While the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) both defined and legalized hemp under federal law, the subsequent use of hemp to make THC consumer products was reportedly not anticipated by legislators. Those products are similar in composition to certain state-legal and federally illegal cannabis consumer products, but are not controlled substances and thus can be shipped via interstate commerce. Their legal status at the federal level also means that they do not fall under the same state regulatory schemes or have the same heavy tax burdens that state legal cannabis products do. As the industry expanded, lawmakers at the state level have begun to regulate such products, including with age limits and manufacturing standards; however, federal, state, and local lawmakers have also raised concerns about minors’ access to some of these products, inadequate testing, and the need for more consistent regulations governing the manufacturing, marketing, testing, sale, and transportation of hemp-derived THC products. As a result, some states have passed laws regulating, restricting or prohibiting hemp-derived THC products.

Passed on November 12, 2025, the Continuing Appropriations and Extensions Act of 2026 (H.R. 5371) (the “2026 Appropriations Act”), includes a provision (section 781) to amend the definition of hemp in the 2018 Farm Bill to effectively prohibit the currently commercialized hemp-derived THC products, although the change does not become effective until November 12, 2026. Efforts are underway to repeal, replace, or delay this amendment, but whether any change will occur is uncertain.

Given the pricing differential, the absence of the application of Section 280E of the U.S. Internal Revenue Code, as amended (“Section 280E”) and state cannabis excise taxes, the continued proliferation of unregulated hemp-derived THC products through unlicensed distribution points could ultimately alter certain elements of the current U.S. cannabis market, at least in the short term. It is unclear how the states, many of which have promulgated regulations permitting the sale and/or production of these products, will respond to federal prohibition. If federal prohibition becomes effective in November 2026, however, the potential impact of hemp-derived THC products on the cannabis market could be blunted.

Finally, Green Thumb views manufacturers of other consumer products, such as those in the pharmaceuticals, alcohol, tobacco, health and beauty, and functional wellness industries, as potential competitors. On December 18, 2025, President Trump issued an Executive Order directing that cannabis be rescheduled from Schedule I to Schedule III (which we refer to as

“rescheduling”). The Order directs the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” Rescheduling may have far reaching implications that are not yet fully understood. For example, rescheduling may increase competitors in this space if non-cannabis companies who have previously avoided the space now decide to enter the market or compete through alternative pathways. Such other companies may have a longer operating history, a higher capitalization, additional financial resources, more manufacturing and marketing experience, greater access to public equity and debt markets and more experienced management than the Company. Increased competition by larger and better financed competitors could materially affect the business, financial condition and results of operations of the Company.

See Item 1A—“Risk Factors” for more information with respect to competition.

Federal and State Regulation of Cannabis

Below is a discussion of the federal and state-level regulatory regimes in the jurisdictions where the Company is currently operating through its subsidiaries.

Federal illegality of Cannabis

The U.S. federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is currently classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. Schedule I controlled substances are federally illegal and the manufacturing, sale and use of cannabis is a violation of federal law. Despite the federal prohibition, forty states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam and the Northern Mariana have legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely.

Due to the conflicting views between state legislatures and the federal government regarding cannabis (which will continue even if rescheduling occurs), cannabis businesses are subject to inconsistent laws and regulations. The federal government has expressly chosen to deprioritize and forgo prosecution of cannabis companies, or those who do business with them, for activities that are in compliance with state law. In 2013, Deputy Attorney General James Cole issued a memorandum (the "Cole Memorandum") providing that the Department of Justice (“DOJ”) should not prioritize prosecuting conduct in compliance with state cannabis laws. Although the Cole Memorandum was rescinded in 2018, the federal government has maintained this policy of nonenforcement.

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

On August 29, 2023, and in response to President Biden’s directive to review cannabis’s scheduling, the Department of Health and Human Services (“HHS”) formally presented its recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be rescheduled to Schedule III from Schedule I. Section 280E does not apply to those trafficking in Schedule III controlled substances. The process to reschedule was initiated but stalled in January 2025 when the Administrative Law Judge issued an order canceling the scheduled hearing on the topic. On December 18, 2025, President Trump issued an Executive Order directing the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” While rescheduling would likely have far reaching, though not yet fully understood, implications, it will not immediately impact the legal status of the state cannabis programs under which the Company operates.

As an industry best practice, the Company continues to employ the policies to ensure compliance with state laws and the prior guidance provided by the Cole Memorandum, including:

•
Our operations and our subsidiaries’ operations are believed to be materially compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough and other political/administrative divisions; to this end, we retain appropriately experienced legal counsel to help ensure compliance of such operations with all applicable licensing requirements;

•
The cannabis-related activities adhere to the scope of the licensing obtained - for example, in states where only medical cannabis is permitted, the products are only sold to patients who hold the appropriate medical licensing to permit the possession of cannabis; in states where cannabis is permitted for adult-use, the products are only sold to individuals who meet the requisite age requirements;

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

There have been efforts at reforming federal cannabis law. As of December 31, 2025, there were more than a dozen proposed congressional bills addressing a myriad of issues regarding the cannabis industry, from banking and tax reform to full legalization. However, none have passed into law.

There does exist a legislative safeguard for the medical cannabis industry, appended to the federal budget bill. For each year since 2015, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Joyce Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal law against regulated medical cannabis actors operating in compliance with state and local law. The rider has been consistently renewed and is included in the Commerce-Justice-Science (CJS) appropriations package for 2026 (H.R. 6938), which has passes the House of Representatives but is still awaiting a vote in the Senate. If passed with the rider intact, it will continue to be effective through September 30, 2026.

The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the Department of Justice and the current administration. Regardless, cannabis remains illegal at the federal level. The U.S. federal government has always reserved the right to enforce federal law over the sale and disbursement of medical or adult-use cannabis, even if state law authorizes such sale and disbursement. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless cannabis is removed from the Controlled Substances Act completely (by descheduling), there is a risk that federal authorities will enforce current U.S. federal law criminalizing cannabis.

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

Restricted Access to Banking and Other Financial Services

The United States Department of the Treasury’s Financial Crimes Enforcement Networks, which we refer to as “FinCEN”, issued the FinCEN Memorandum on February 14, 2014, outlining the pathways for financial institutions to back cannabis businesses in compliance with federal enforcement priorities. These guidelines include burdensome due diligence expectations and reporting requirements. The FinCEN Memorandum outlines the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Despite the recission of the Cole Memorandum, the FinCEN guidelines are still in effect. Under these guidelines, financial institutions must submit a Suspicious Activity Report in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws.

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

On March 7, 2019, Democratic U.S. representative Ed Perlmutter of Colorado introduced the SAFE Banking Act, which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill passed with strong bipartisan support in the House of Representatives on September 25, 2019. The House passed the SAFE Banking Act numerous times since then, but it has not passed in the U.S. Senate. On September 27, 2023, the Senate Banking Committee did pass its own version, the SAFER Banking Act on a bipartisan vote of 14-9. While the bill has yet to be brought to the Senate floor, the committee vote represents the first occasion a Senate Committee has successfully passed cannabis banking legislation. The bills face an uncertain future in the current House of Representatives, the Senate and under President Trump. There can be no assurance that the SAFE Banking Act, the SAFER Banking Act, or any similar legislation will be passed as previously proposed or at all.

State Cannabis Law

State laws that permit and regulate the production, distribution and use of cannabis for adult-use or medical purposes are in conflict with federal law. Although certain states and territories of the U.S. authorize medical and/or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia are criminal acts under the Controlled Substances Act. Although the Company’s activities are believed to be materially compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide an absolute defense to any federal proceeding that may be brought against the Company.

As of December 31, 2025, 40 states (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands and the District of Columbia), have legalized the cultivation and sale of cannabis for medical purposes. In 24 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale.

Eight additional states have legalized forms of low-potency cannabis, for select medical conditions. Only two states continue to prohibit cannabis entirely. In 2025, at least three ballot initiatives (Arizona, Massachusetts and Maine) were introduced to repeal all or some portion of each state's laws permitting adult use sales.

The risk of federal enforcement and other risks associated with the Company's business are described in Item 1A—“Risk Factors.”

Company’s Medical-Only Markets

All of the medical-only markets in which the Company does business (Florida and Pennsylvania) have written regulations that impose limitations on the number of cannabis business licenses that can be awarded by the state. In each of these markets, we have a proven track record of: (i) entering the market through state-granted awards based on the merit of our application and business plans; and/or (ii) expanding market reach through accretive mergers, acquisitions, and partnership ventures. Each medical use market that also has a legal adult-use market (including Illinois, California, Connecticut, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio and Rhode Island) has regulations specifying which medical conditions qualify a patient for a license to purchase cannabis, and generally require the approval from a physician.

Company’s Adult-Use Markets

The Company has adult-use operations in California, Connecticut, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio and Rhode Island. Many of the adult-use markets in which the Company operates have fewer barriers to entry and more closely reflect free market dynamics typically seen in mature retail and manufacturing industries. The growth of these markets poses a risk of increased competition. However, management views the Company’s market share as less at risk than operators without a current operating footprint due to our established brand recognition and supply and distribution chains. Purchasers of adult-use cannabis generally are subject to higher sales taxes than those that apply to purchasers who are authorized for medical purposes. However, anecdotal evidence suggests that some consumers who meet the criteria to apply for medical licenses make adult-use purchases and avoid pursuing a state’s medical registration/qualification process.

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

Each state in which we operate specifies the types of cannabis licenses that are required for the various activities in which we engage. There are three primary types of licenses: cultivation, processing, and retail/dispensary. Cultivation licenses generally permit the holder to acquire and cultivate cannabis and sell that cannabis to dispensaries or processors. Some states allow cultivation license holders to process cannabis into cannabis-infused products as well, while other states require a separate processing license for this activity. Retail dispensary licenses permit the holder to purchase cannabis from cultivation or processing facilities and sell those products to individuals approved under their state’s medical cannabis program or, where adult-use is permitted, to adults over the age of 21. Additionally, states may have additional license types for distribution, such as transporter licenses in Illinois, testing lab license or micro-licenses that are generally only available to certain protected classes of applicants. Finally, some states require a separate license for each activity, while others issue a single vertically integrated license that allows the holder to cultivate, process, and sell cannabis.

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

California License and Regulations

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

Florida Licenses and Regulations

There is one principal license category in Florida: the vertically-integrated Medical Marijuana Treatment Centers (“MMTC”) license. Licenses are issued by the Florida Department of Health, Office of Medical Marijuana Use, and license holders can only own one license. There is no limit on the number of facilities that can be operated under an MMTC license. We currently are approved to operate two medical cannabis cultivation/processing facilities and twenty-two medical cannabis dispensaries under our single MMTC license. All operating facilities are, as of the date hereof, active with the State of Florida.

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

Maryland Licenses and Regulations

There are three principal license categories in Maryland, all administered by the Maryland Cannabis Administration: (1) cultivation; (2) processing; and (3) dispensary. There is generally no distinction between medical and adult-use licenses. We own one cultivation license, one processing license and four retail dispensary licenses. All licenses are, as of the date hereof, active with the State of Maryland. The licenses are independently issued for each approved activity.

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

In 2022, Minnesota made changes to a hemp statute (Minn. Stat. 151.72), permitting the sale of “low-dose” hemp-derived THC products, including edibles, beverages, and topicals, in retail outlets like grocery and convenience stores upon licensure from the State. On June 6, 2023, Minnesota Governor Tim Walz signed the Minnesota Adult Use Cannabis Act creating a framework for adult-use legalization and establishing the Office of Cannabis Management (OCM), which is responsible for regulating cannabis and hemp. Retail sales of cannabis under the adult-use statute began in September 2025.

Minnesota License and Regulations

There are four principal categories of medical cannabis licenses in Minnesota: (1) medical cannabis cultivator; (2) medical cannabis processor; (3) medical cannabis retailer; and (4) medical cannabis combination business license. For adult-use cannabis, Minnesota authorizes multiple license types, including cultivator, manufacturer, retailer, wholesaler, transporter, testing laboratory, and integrated models such as microbusiness and mezzobusiness, as well as other event‑related or specialized licenses established by rule.

The main regulatory body for medical and adult-use cannabis is the Office of Cannabis Management, which is responsible for rulemaking, licensing, compliance, and enforcement statewide.

As of December 31, 2025, we have one cultivation and processing facility and eight operating licensed dispensaries serving both medical and adult use customers in Minnesota.

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

Nevada Licenses and Regulations

Nevada Cannabis Compliance Board is the primary regulator of cannabis in Nevada. There are three principal license categories in Nevada: (1) cultivation; (2) processing; and (3) dispensary. We are licensed to operate two medical and adult-use cultivation facilities, three medical and adult-use processing facilities, five medical dispensaries and up to thirteen adult-use retail locations of which 11 are active. All licenses are, as of the date hereof, active with the State of Nevada. The licenses are independently issued for each approved activity for use at our facilities in Nevada.

We follow all regulatory requirements regarding the reporting of inventory movement and sale, as well as all other data reporting and record retention requirements mandated by Nevada.

New Jersey

On January 18, 2010, the governor of New Jersey signed into law S.119, the Compassionate Use Medical Marijuana Act, providing for permitting the use of medical cannabis with physician approval.

On July 2, 2019, the governor of New Jersey signed the Jake Honig Compassionate Use Medical Cannabis Act into law, which amended the Compassionate Use Medical Marijuana Act to allow for additional license types.

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

In 2021, the Marijuana Regulation and Tax Act (“MRTA”) was signed into law. The MRTA legalized adult-use cannabis and established the New York Office of Cannabis Management.

New York Licenses and Regulations

The Office of Cannabis Management is the regulatory agency that oversees the adult-use and medical cannabis program in New York. There is currently one principal medical license category in New York: Registered Organization (a vertically integrated license).

We hold a Registered Organization Adult-use Cultivator Processor Distributor Retail Dispensary (“ROD”) license. Under our ROD license, we operate one cultivation/manufacturing facility and five medical cannabis dispensaries. Three of our medical dispensaries also have co-located adult-use sales. Under the MRTA we may open an additional four medical dispensaries. All operating facilities are, as of the date hereof, active with the State of New York.

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

On November 7, 2023, Ohio voters legalized adult-use cannabis by ballot measure. The law established the Division of Cannabis Control within the Department of Commerce to oversee and regulate the adult-use market. The first licensed adult use sales began on August 6, 2024.

Ohio License and Regulations

There are three principal license categories in Ohio: (1) cultivation; (2) processing; and (3) dispensary. We are licensed to operate one cannabis cultivation facility, one cannabis processing facility and six dual medical/adult-use cannabis dispensaries, with the ability to open two more adult-use dispensaries, which is the statutory limit. All licenses are, as of the date hereof, active with the State of Ohio. The licenses are independently issued for each approved activity for use at our facilities in Ohio.

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

Pennsylvania Licenses and Regulations

There are two principal license categories in Pennsylvania: (1) cultivation/processing and (2) dispensary. All cultivation/processing establishments and dispensaries are regulated by the Pennsylvania Department of Health. Our subsidiary GTI Pennsylvania, LLC is licensed to operate a medical cultivation/processing facility and is also licensed to operate medical retail locations. Our subsidiary KW Ventures Holdings, LLC is also licensed to operate medical retail locations. All licenses are, as of the date hereof, active with the Commonwealth of Pennsylvania. The licenses are independently issued for each approved activity for use at our facilities in Pennsylvania.

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

We hold a compassion center license, which allows adult use cultivation and sales.

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

Virginia

In 2017, Virginia passed a law that allowed patients suffering from intractable epilepsy access to CBD or THC-A oil. In 2018, this law was significantly expanded, which allowed any medical condition to qualify with state-certified physician, nurse practitioner or physician assistant recommendation. The next year, the law was amended to allow for higher potency THC. In February 2021, a law was passed that would legalize cannabis for adult-use in Virginia. However certain provisions of this law were only effective if reenacted, which has not happened. A new legislative framework has been developed by a state commission and is expected to be introduced in the upcoming 2026 legislative session. Governor-elect Abigail Spanberger has pledged to sign the legislation. The earliest date that legal adult use sales could commence is November 2026.

Virginia License and Regulations

There are currently two principal license categories in Virginia: (1) pharmaceutical processing and (2) dispensing. The primary regulatory body for cannabis is the Virginia Cannabis Control Authority.

The two license types in Virginia are (i) pharmaceutical processor and (ii) cannabis dispensing facility. A cannabis dispensing facility is owned, at least in part, by a pharmaceutical processor.

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

Newly Established and Developing Legal Regimes

Our business activities rely on newly established and/or developing laws and regulations in the states in which we operate. These laws and regulations are rapidly evolving and subject to change with minimal notice. At least three states (Arizona, Maine and Massachusetts) have proposed ballot initiatives to repeal all or part of the state adult use cannabis programs. Regulatory changes, including potential repeals even in states where we are not active today, may adversely affect our ability to raise capital, profitability or cause us to cease operations entirely.

Furthermore, whether cannabis is or is not rescheduled to Schedule III of the Controlled Substances Act, the cannabis industry may come under further scrutiny by the Food and Drug Administration, the SEC, the Department of Justice, the Financial Industry Regulatory Advisory and other regulatory authorities that supervise or regulate the production, distribution, sale and use of cannabis for medical and nonmedical purposes in the United States. It is impossible to determine the extent of the impact of new laws, regulations or initiatives that may be proposed. The regulatory uncertainty surrounding the industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of our business or the ability to raise additional capital.

Federal Regulation of Hemp-Based CBD & THC

Hemp products, including hemp-derived THC products, are subject to state and federal regulation with respect to the production, distribution and sale of products intended for human ingestion or topical application. Hemp is categorized as Cannabis sativa L., a subspecies of the cannabis genus. Numerous unique, chemical compounds are extractable from hemp, including CBD, THC and its various isomers (e.g., delta-8 THC, delta-9 THC, delta-10 THC, etc.), and other cannabinoids such as THC-A and THC-O (collectively, “THC Variants”). While the Company does not currently make or sell any hemp-derived THC products, the Company does invest in companies who do, and changes to regulations of these products may adversely affect the value of those investments, including in RYM. Hemp, as defined in the Farm Bill, is distinguishable from cannabis, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound Delta-9 THC.

While the 2018 Farm Bill both defined and legalized hemp under federal law, the subsequent use of hemp to make THC consumer products was reportedly not anticipated by legislators. Those products are similar in composition to certain state-legal and federally illegal cannabis consumer products, but are not controlled substances and thus can be shipped via interstate commerce. Their quasi-legal status at the federal level also means that they do not fall under the same state regulatory schemes or have the same heavy tax burdens that state legal cannabis products do. As the industry expanded, lawmakers at the state level have begun to expressly regulate such products, including with age limits and manufacturing standards; however, federal, state, and local lawmakers have also raised concerns about minors’ easy access to some of these products, inadequate testing, and the need for more consistent regulations governing the manufacturing, marketing, testing, sale, and transportation of hemp-derived THC products. As a result, some states have passed laws regulating, restricting or prohibiting hemp-derived THC products.

Most recently, the 2026 Appropriations Act, enacted on November 12, 2025, includes a provision (section 781) to amend the definition of hemp in the 2018 Farm Bill to effectively eliminate the currently commercialized hemp-derived THC products, although the change does not become effective for 365 days from the date of enactment. Efforts are underway to repeal, replace, or delay this amendment, but whether any change will occur is uncertain. All of this creates significant uncertainty regarding the future of hemp-derived THC products and its continuing impact of the cannabis industry.

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
•
Future state regulation of cannabis is uncertain.
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
•
We face intense competition.
•
We face competition from the illicit market as well as actual or purported 2018 Farm Bill compliant hemp products.
•
We are dependent on the popularity and of consumer acceptance of our brand portfolio, which we license from a third party.
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

The Controlled Substances Act (21 U.S.C. § 811) classifies cannabis as a Schedule I controlled substance, and as such, medical and adult-use cannabis use is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. Even if cannabis is re-scheduled to Schedule III under the Controlled Substances Act by executive order or legislative action, medical and adult-use cannabis would remain illegal under U.S. federal law without additional statutory changes. Unless and until Congress amends the Controlled Substances Act with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Federal law regarding cannabis is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

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

As of December 31, 2025, 40 states (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, the Northern Mariana Islands, and the District of Columbia) have legalized the cultivation and sale of cannabis for medical purposes. In 24 of those states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale. Ten of those states legalized adult-use sales within the last five years. In 2024 and 2025, two states legalized (Nebraska) or expanded (Texas) medical cannabis access.

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

Future state regulation of cannabis is uncertain.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. For example, in 2025, citizen ballot initiatives in three states have sought to repeal all or some portion of their state’s adult-use cannabis laws. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states or under those laws would be materially and adversely affected.

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

In addition, local laws and ordinances could restrict the Company’s business activity. Although the Company’s operations are legal under the laws of the states in which the Company’s business operates, local governments have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances and similar laws could be adopted or changed and have a material adverse effect on the Company’s business. As they amend or develop legislation and regulations, state and local regulators and legislatures may use the regulatory process to slow the growth of multistate operators like the Company, with the intent of creating increased opportunities for resident farmers and entrepreneurs, which could severely restrict our ability to operate in those jurisdictions.

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

We have investments in companies, including RYM, that produce, sell and/or market hemp-derived THC products. The Food and Drug Administration has not permitted the marketing of certain hemp-derived products, such as drinks, gummies, and other ingestible products. While the hemp-derived THC products we have invested in, to our knowledge, are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of a disease or condition, we can provide no assurance that those products or operations will be deemed in compliance with federal regulations, including those enforced by the Food and Drug Administration, which could severely impair or eliminate the value of our investments. More recently, the 2026 Appropriations Act, enacted on November 12, 2025, includes a provision (section 781) to amend the definition of hemp in the 2018 Farm Bill to effectively eliminate the currently commercialized hemp-derived THC products.

There can be no guarantee or assurance whatsoever that the upcoming federal prohibition of hemp-derived THC products will be resolved favorably for the hemp derived products industry. Additionally, various states and municipalities have declared that the sale of certain hemp-derived products are illegal. Aggressive law enforcement against the hemp-derived products industry by federal, state or local authorities and agencies may have a material adverse effect on the value of our investments in companies that produce hemp-derived products.

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

While it has not done so in the more than ten years since the FinCEN Memorandum, the Department of Justice continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the Department of Justice’s enforcement priorities could change for any number of reasons. A change in the Department of Justice’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

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

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current or future administrations. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

In the United States, the “SAFE Banking Act” which has been passed by the U.S. House of Representatives seven times, most recently on July 14, 2022 as an amendment to the National Defense Authorization Act, would grant banks and other financial institutions immunity from federal criminal prosecution for servicing Marijuana-Related Businesses if the underlying cannabis business follows state law. However, while the U.S. Senate Banking Committee passed the “SAFER Banking Act” on a bipartisan vote of 14-9 in September 2023, that bill has yet to be brought to the U.S. Senate floor and faces an uncertain future in the U.S. House of Representatives. There is renewed interest in banking reform following President Trump’s Executive order directing the Department of Justice to reschedule cannabis, however, there can be no assurance that it will be passed as presently proposed or at all.

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

Furthermore, the effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. Any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Noncompliance with state law could also make the Company a target for federal criminal enforcement. Additionally, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance. Maintaining compliance with complex and ever-changing regulations, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws.

We face intense competition.

We face intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing, retail and marketing experience than us. Additionally, if cannabis is rescheduled to a Schedule III drug, there may be a surge of additional competitors in the market, including from well-capitalized companies such as those in the pharmaceutical, tobacco, or alcohol industries. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

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

We face competition from the illicit market as well as actual or purported 2018 Farm Bill compliant hemp products.

In addition to the competitor types discussed above, we face and expect to continue to face competition from hemp-derived THC products and illicit cannabis businesses, some of which are unlicensed and unregulated. At least until November 2026, hemp-derived THC products are generally not subject to the intensive and costly state-level regulatory regimes that medical and adult-use cannabis are subject to. These products generally are not produced in adherence with the same laws, regulations, rules, tax regimes and other restrictions that are applicable to us, which significantly reduces these producers’ costs, and may have a material adverse effect on our business. In addition, although not subject to the same quality and health and safety regulations applicable to medical and adult-use cannabis businesses, if hemp-derived THC products cause harm to their users, that could result in a material adverse effect on the perception of cannabis use and its legality.

The competition presented by illicit cannabis businesses, and the inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed or otherwise illegal cultivation and sale of cannabis, could result in the perpetuation of the illegal market for cannabis and/or have a material adverse effect on the perception of cannabis use.

We are dependent on the popularity of consumer acceptance of our brand portfolio, which we license from a third party.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced. As the number of available cannabis licenses increase in the markets in which we operate, and the illicit market and hemp-derived THC products proliferate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues.

We license our consumer packaged goods brands, including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM, from RYM, a third party of which we own approximately 33% of the outstanding common stock. We pay RYM a monthly license fee based on sales of products using the licensed intellectual property. Our license agreements with RYM automatically terminates upon certain insolvency events involving our indirect, wholly owned subsidiary, GTI Core, LLC, and may be terminated by GTI Core, LLC beginning on the five-year anniversary of the license agreement which is August 27, 2030. If the license agreement were to terminate, we may need to rebrand our products, which may necessitate a reduction in our prices, which could materially reduce our revenues, and our future growth may depend upon our ability to maintain our licensing arrangements with RYM.

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

Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as cannabidiol, commonly referred to as CBD and THC) remains in early stages. We need more double-blind placebo clinical trials in the U.S. to demonstrate the benefits of cannabis or isolated cannabinoids (such as CBD and THC), safe dosing, and safe and effective product formats for specific medical conditions. Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Further, because of the federal illegality of cannabis and associated limits on our ability to properly fund and conduct research on cannabis and the lack of formal Food and Drug Administration oversight of cannabis, there is limited information about the long-term safety and efficacy of cannabis in it various forms, when combusted or combined with various cannabis and/or non-cannabis derived ingredients and materials or when ingested, inhaled or topically applied. Future research or oversight may reveal negative health and safety effects, which may significantly impact our reputation, operations and financial performance.

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

Under Section 280E of the IRC, no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any state in which such trade or business is conducted. The U.S. Internal Revenue Service has applied this provision to cannabis operations, prohibiting them from deducting certain expenses associated with cannabis businesses. While Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations, it has outsized impacts on retail operations. Accordingly, unless and until cannabis is rescheduled to Schedule III of the Controlled Substances Act or other legislative change happens, Section 280E has a significant impact on the operations of cannabis companies and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses. We have taken the position that Section 280E does not apply to our business and therefore have recorded a corresponding uncertain tax position starting with tax year 2024. There is a risk that the Internal Revenue Service could challenge the Company’s position, which could result in significant tax and other liabilities.

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

We may invest in companies which may not be able to meet anticipated development targets or otherwise be successful in the future.

We may make investments in companies with no significant sources of operating cash flow and no revenue from operations, that are in early stages of development, or that have high-risk profiles for reasons including, but not limited to, a rapidly changing regulatory environment. Our investments in such companies will be subject to risks and uncertainties that new companies with no or limited operating history may face. In particular, there is a risk that our investment in these companies will not be able to meet anticipated development targets or will not generate revenue at all. If these companies underperform or fail to continue to develop, their businesses may fail, which could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

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

Limitations related to the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult-use cannabis may impede our ability to acquire or lease desirable properties at fair market rates, which could adversely affect our operating results and financial condition.

We compete for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult-use cannabis with entities engaged in traditional agriculture, and those engaged in real estate investment activities and with other cannabis cultivators, producers and sellers. Furthermore, in many markets, local governments have placed tight restrictions on where cannabis cultivation, production and sale facilities may be located. In addition, due to the continued reluctance of the banking industry to support cannabis businesses, it may be difficult for us to obtain the rights to operate at preferred properties, and properties that are encumbered by loans from institutional banks. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities for cannabis purposes may demand above fair market rents to reflect the scarcity of such locations and the perceived risks and costs of providing such facilities. All of these factors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect.

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

Our sales are difficult to forecast.

As a result of recent and ongoing regulatory and policy changes in the medical and adult-use cannabis industries, laws that prevent widespread participation in and otherwise hinder market research in the medical and adult-use cannabis industry, and unreliable levels of market supply, the market data available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of competition, technological change, failure of states to enforce cannabis regulations, the use of hemp-derived THC products or other factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications.

We may have increased labor costs based on union activity.

Labor unions are working to organize workforces in the cannabis industry in general, and regulators are increasingly requiring us to enter into labor peace agreements with unions as a condition of receiving a license. Currently, approximately 20% of our total workforce has elected to be represented by a labor organization for purposes of collective bargaining. However, it is possible that greater portions of our workforce at retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations will remain or whether we can meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

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

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions. For example, during the COVID-19 pandemic, the U.S. and other world economies experienced turmoil, which resulted in global economic uncertainty, supply chain disruptions and other issues.

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

Additionally, the U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to package our products and the sale of finished products. For example, the tariffs imposed by the U.S. on materials from China are impacting materials that we import for use in packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. General uncertainty about the state of tariffs for various markets and rapid changes in U.S. foreign trade policy can also create disruptions that impact the prices we must pay for these foreign products. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.

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

During the year ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

In addition to the above properties, as of December 31, 2025, the Company has 113 open and operating retail stores, of which, the Company owns twelve.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Related to Contractual Obligations

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2025:

In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. On June 25, 2025, the Company received the Final Judgment from the court ruling in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. As a result, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the Company's consolidated balance sheets.

In August 2025, the Company appealed the Final Judgment with a Notice of Appeal. Under the Rules of Court, the Company was provided a stay on the enforcement of the Final Judgment upon posting a supersedeas bond in the amount of the Final Judgment plus interest and costs through the appeal period. As of December 31, 2025, the Company held the bond in the amount of $9,284 thousand within restricted cash and cash equivalents on the Company's consolidated balance sheets.

At December 31, 2025 and 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

	Low Trading Price	High Trading Price	Volume
Period	(C$)	(C$)
Year Ended December 31, 2025
First Quarter (March 31, 2025)	$7.89	$12.50	23,177,336
Second Quarter (June 30, 2025)	$6.61	$9.10	18,802,350
Third Quarter (September 30, 2025)	$7.28	$12.35	31,838,373
Fourth Quarter (December 31, 2025)	$7.40	$13.39	28,190,484
Year Ended December 31, 2024
First Quarter (March 31, 2024)	$14.43	$20.11	27,562,844
Second Quarter (June 30, 2024)	$14.99	$21.16	21,160,945
Third Quarter (September 30, 2024)	$12.57	$16.50	16,563,755
Fourth Quarter (December 31, 2024)	$10.85	$15.59	26,647,488

Notes:

(1) Source: Bloomberg.

The Subordinate Voting Shares of the Company are also traded on the OTCQX under the symbol “GTBIF”. The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated, as quoted on the OTCQX.(1),(2)

	Low Trading Price	High Trading Price	Volume
Period	($)	($)
Year Ended December 31, 2025
First Quarter (March 31, 2025)	$5.52	$8.35	29,047,800
Second Quarter (June 30, 2025)	$4.81	$6.60	22,827,470
Third Quarter (September 30, 2025)	$5.47	$8.97	40,291,456
Fourth Quarter (December 31, 2025)	$5.29	$9.70	39,994,560
Year Ended December 31, 2024
First Quarter (March 31, 2024)	$10.82	$15.00	31,497,612
Second Quarter (June 30, 2024)	$10.95	$15.35	37,617,678
Third Quarter (September 30, 2024)	$9.38	$11.89	19,178,432
Fourth Quarter (December 31, 2024)	$7.70	$11.43	30,527,315

Notes:

(1) Source: Bloomberg.

(2) Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up or mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of February 13, 2026, there are 806 holders of record of our Subordinate Voting Shares.

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

Peer Performance Table

The following graph compares the cumulative total shareholder return on Green Thumb Industries Inc. Subordinate Voting Shares for the five years ended December 31, 2025, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on December 31, 2020. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Green Thumb Industries Inc., Russell 2000 Index, and a Peer Group
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Green Thumb Industries Inc.
Russell 2000 Index
Peer Group

	Base Period
	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Green Thumb Industries	$100	$87.25	$36.12	$45.91	$32.23	$33.25
Russell 2000	$100	$116.55	$91.7	$106.72	$119.52	$132.99
Peer Group	$100	$55.67	$24.45	$24.79	$8.98	$17.13

Below are the specific companies included in the peer group.

Peer Group Companies

- Cresco Labs Inc.	- Trulieve Cannabis Corp.
- Curaleaf Holdings, Inc	- Verano Holdings Corp.

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

Subordinate Voting Shares

Between October 1, 2025 and December 31, 2025, the Company converted 151 Multiple Voting Shares into 15,100 Subordinate Voting Shares.

Multiple Voting Shares

Between October 1, 2025 and December 31, 2025, the Company converted 151 Multiple Voting Shares into 15,100 Subordinate Voting Shares.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the year ended December 31, 2025:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2025 through January 31, 2025	—	$—	—	$40,400
February 1, 2025 through February 29, 2025	—	—	—	40,400
March 1, 2025 through March 31, 2025	160,000	6.49	160,000	39,300
April 1, 2025 through April 30, 2025	100,000	5.00	100,000	38,800
May 1, 2025 through May 31, 2025	—	—	—	38,800
June 1, 2025 through June 30, 2025	5,458,000	4.26	5,458,000	15,600
July 1, 2025 through July 31, 2025	—	—	—	15,600
August 1, 2025 through August 31, 2025	—	—	—	15,600
September 1, 2025 through September 30, 2025	—	—	—	50,000
October 1, 2025 through October 31, 2025	—	—	—	50,000
November 1, 2025 through November 30, 2025	1,114,074	6.58	1,114,074	—
December 1, 2025 through December 31, 2025	377,801	7.24	377,801	39,900
	7,209,875	$4.84	7,209,875	$39,900

(1) On September 23, 2025, the Company's Board of Directors authorized a new share repurchase program that commenced immediately following the expiration of the Company's previous share repurchase program. The new program authorizes the Company to repurchase up to 10,364,640 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand.

Under the Company's share repurchase programs, the Company repurchased a total of 7,209,875 and 3,972,000 Subordinate Voting Shares at an average price of $4.84 and $10.85 during each of the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has returned $117,814 thousand to shareholders in the form of share repurchases from the commencement of its share repurchase program.

Separately, on December 28, 2025, the Company entered into a securities purchase agreement with Benjamin Kovler, the Chairman and Chief Executive Officer and Anthony Georgiadis, the President and a Director, to purchase 2,500 Super Voting Shares from each in private transactions. The price per Super Voting Share was determined based on the closing price of $7.988 per underlying Subordinate Voting Shares as traded on the OTCQX Best Market on the date of the transaction.

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

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the years ended December 31, 2025, 2024 and 2023. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements for the years ended December 31, 2025,

2024 and 2023 and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. As of December 31, 2025, Green Thumb has operations in fourteen U.S. markets, employs approximately 5,000 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of cannabis consumer packaged goods brands, including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM (which we refer to as our Consumer Packaged Goods business). The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business). The Company developed and acquired its consumer packaged goods brands over the course of the Company’s operating history and then, in transactions that closed on May 20, 2025 and August 27, 2026, the Company, through sales of the equity interests of indirectly owned subsidiaries, sold the intellectual property related to those brands to RYTHM, Inc (formerly known as Agrify Corporation, and referred to herein as “RYM”). In connection with this sale, the Company entered into licensing arrangements with RYM for the Company’s continued, exclusive use of these brands for cannabis products in its existing markets. As of December 31, 2025, the Company owns approximately 33% of the outstanding shares of common stock of RYM.

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

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers a variety of high-quality products at multiple price points and provide excellent service. In addition, Green Thumb owns or operates stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries are located in the fourteen states in which we operate. As of December 31, 2025, the Company had 113 open and operating retail locations. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described above and under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 and (ii) consolidated balance sheet as of December 31, 2025 and 2024 have been derived from, and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 8 of this Annual Report on Form 10-K.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Amounts have been presented in thousands of U.S. dollars except for share and per share amounts.

	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%
	(in thousands, except share and per share amounts)			Increase (Decrease)
Revenues, Net of Discounts	$1,175,295	$1,137,141	$1,054,553	$38,154	3%	$82,588	8%
Cost of Goods Sold	(600,402)	(536,032)	(528,058)	64,370	12%	7,974	2%
Gross Profit	574,893	601,109	526,495	(26,216)	(4)%	74,614	14%
Expenses:
Selling, General, and Administrative	437,193	376,684	341,863	60,509	16%	34,821	10%
Total Expenses	437,193	376,684	341,863	60,509	16%	34,821	10%
Income From Operations	137,700	224,425	184,632	(86,725)	(39)%	39,793	22%
Total Other Income (Expense)	125,655	(24,286)	(28,583)	(149,941)	(617)%	(4,297)	(15)%
Income Before Provision for Income Taxes And Non-Controlling Interest	263,355	200,139	156,049	63,216	32%	44,090	28%
Provision for Income Taxes	147,302	126,288	118,630	21,014	17%	7,658	6%
Net Income Before Non-Controlling Interest	116,053	73,851	37,419	42,202	57%	36,432	97%
Net Income Attributable to Non-Controlling Interest	1,901	768	1,152	1,133	148%	(384)	(33)%
Net Income Attributable To Green Thumb Industries Inc.	$114,152	$73,083	$36,267	$41,069	56%	$36,816	102%
Net Income Per Share - Basic	$0.49	$0.31	$0.15	$0.18	58%	$0.16	107%
Net Income Per Share - Diluted	$0.48	$0.30	$0.15	$0.18	60%	$0.15	100%
Weighted Average Number of Shares Outstanding – Basic	233,865,410	236,827,774	237,927,867
Weighted Average Number of Shares Outstanding – Diluted	236,874,553	241,925,957	239,827,390

	December 31, 2025	December 31, 2024
	(in thousands)
Total Assets	$2,790,056	$2,537,012
Long-Term Liabilities	$702,098	$582,963

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues, Net of Discounts

Revenue for the year ended December 31, 2025 was $1,175,295 thousand, up 3% from $1,137,141 thousand for the year ended December 31, 2024. The increase in revenue was largely due to the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, as well as continued growth in existing markets, particularly in Florida, Maryland, Nevada and New York, and revenue generated from new Retail stores opened and acquired in the current period, partially offset by price compression and increased competition in select markets.

The Company generated revenue from 113 Retail locations during the year compared to 101 in the prior year. During the year ended December 31, 2025, Retail revenue made up 71% of total revenue compared to 73% of total revenue in 2024.

The key drivers for the increase in Consumer Packaged Goods revenue was the launch of adult-use sales in Minnesota and Ohio, as described above, as well as continued growth in existing markets, particularly in Maryland, Pennsylvania and New York, partially offset by price compression. During the year ended December 31, 2025, Consumer Packaged Goods revenue made up 29% of total revenue as compared to 27% of total revenue in 2024.

Cost of Goods Sold

Cost of goods sold are derived from Retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the year ended December 31, 2025 was $600,402 thousand, up 12% from $536,032 thousand for the year ended December 31, 2024, driven by continued growth in existing markets, particularly in Florida, Maryland, Nevada and New York, legalization of adult-use sales in Minnesota and Ohio as described above, and new and acquired Retail store openings since December 31, 2024. In addition, during the year ended December 31, 2025, the Company incurred licensing fees of $6,801 thousand in conjunction with its brand licensing agreements.

Gross Profit

Gross profit for the year ended December 31, 2025 was $574,893 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 49%. This is compared to gross profit for the year ended December 31, 2024 of $601,109 thousand, or a 53% gross margin. The decrease in gross profit margin was primarily driven by price compression as well as the impact of the licensing fee described above.

Total Expenses

Total expenses for the year ended December 31, 2025 were $437,193 thousand or 37% of revenues, net of discounts, resulting in an increase of $60,509 thousand compared to the prior year. Total expenses for the year ended December 31, 2024 were $376,684 thousand or 33% of revenues, net of discounts. The increase in total expenses was attributable to overall salary and benefits of corporate staff and increased costs associated with the opening, acquiring and operation of Retail stores as described above. In addition, expenses for the year ended December 31, 2024, included the impact of one-time favorable fair value adjustments of $15,991 thousand associated with the Company's contingent consideration arrangements.

Total Other Income (Expense)

Total other income for the year ended December 31, 2025 was $125,655 thousand, an increase of $149,941 thousand compared to the prior year. Excluding fair value adjustments on related party warrants of $125,946 thousand primarily associated with the repayment of the $10,000 thousand related-party convertible note, total other income (expense) would have been $291 thousand.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the year ended December 31, 2025 was $263,355 thousand, an increase of $63,216 thousand compared to the year ended December 31, 2024.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $44,933 thousand and $33,312 thousand for the years ended December 31, 2025 and 2024, respectively, other non-operating items of $13,507 thousand and $371 thousand, Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) was $341,589 thousand and $371,318 thousand for the years ended December 31, 2025 and 2024, respectively. In addition, Adjusted EBITDA excluding the licensing fees recorded in conjunction with the Company's licensing agreement with RYM (“Normalized EBITDA”) was $348,390 thousand for the year ended December 31, 2025.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2025, federal and state income tax expense totaled $147,302 thousand compared to expense of $126,288 thousand for the year ended December 31, 2024.

The net expense of $147,302 thousand for the year ended December 31, 2025 includes current tax expense of $128,582 thousand and deferred tax expense of $18,720 thousand in the current period.

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

The key drivers for the increase in Consumer Packaged Goods revenue was the launch of adult-use sales in Maryland and Ohio, as described above, as well as continued growth in existing markets, particularly in New York, partially offset by price compression. During the year ended December 31, 2024 Consumer Packaged Goods revenue made up 27% of total revenue as compared to 25% in 2023.

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

Gross Profit

Gross profit for the year ended December 31, 2024 was $601,109 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 53%. This is compared to gross profit for the year ended December 31, 2023 of $526,495 thousand or a 50% gross margin. The increase in gross profit (dollars) was directly attributable to the revenue increase as described above.

Total Expenses

Total expenses for the year ended December 31, 2024 were $376,684 thousand or 33% of revenues, net of discounts, resulting in a increase of $34,821 thousand compared to the prior year. Total expenses for the year ended December 31, 2023 were $341,863 thousand or 32% of revenues, net of discounts. The increase in total expenses was attributable to Retail salaries and benefits, depreciation expense and other operational and facility expenses mainly as a result of the Company’s addition of ten new Retail stores in 2024.

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

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $33,312 thousand and $28,189 thousand for the years ended December 31, 2024 and 2023, respectively, as well as other nonoperating items of $371 thousand and $12,228 thousand, respectively, Adjusted EBITDA was $371,318 thousand and $325,839 thousand for the years ended December 31, 2024 and 2023, respectively.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the year ended December 31, 2024, federal and state income tax expense totaled $126,288 thousand compared to expense of $118,630 thousand for the year ended December 31, 2023.

The net expense of $126,288 thousand for the year ended December 31, 2024 includes current tax expense of $132,338 thousand and deferred tax benefit of $(6,050) thousand in the current period.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

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

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $28,189 thousand and $27,140 thousand for the years ended December 31, 2023 and 2022, respectively, as well as other nonoperating items of $12,228 thousand and $(21,893) thousand, respectively, and impairment of goodwill and intangible assets of $0 thousand and $88,503 thousand, respectively, Adjusted EBITDA was $325,839 thousand and $311,478 thousand for the years ended December 31, 2023 and 2022, respectively.

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

Results of Operation by Segment

The following table summarizes revenues net of sales discounts by segment for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(in thousands)			Increase (Decrease)
Retail	$829,538	$824,726	$791,480	$4,812	1%	$33,246	4%
Consumer Packaged Goods	677,350	648,388	559,480	28,962	4%	88,908	16%
Intersegment Eliminations	(331,593)	(335,973)	(296,407)	(4,380)	(1)%	39,566	13%
Total Revenues, Net of Discounts	$1,175,295	$1,137,141	$1,054,553	$38,154	3%	$82,588	8%

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

Revenues, net of discounts, for the Retail segment were $829,538 thousand for the year ended December 31, 2025, an increase of $4,812 thousand or 1%, compared to the year ended December 31, 2024. The increase in revenue was largely due to the launch of adult-use sales in Minnesota and Ohio which began on September 16, 2025 and August 6, 2024, respectively, as well as continued growth in existing markets, particularly in Florida, Maryland, Nevada and New York, and revenue generated from new Retail stores opened and acquired in the current period, partially offset by price compression and increased competition in select markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $677,350 thousand for the year ended December 31, 2025, an increase of $28,962 thousand or 4%, compared to the year ended December 31, 2024. The increase in revenue was largely due to the launch of adult-use sales in Maryland, and Ohio, as described above, as well as continued growth in existing markets, particularly in Maryland, Nevada and New York, partially offset by price compression.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $331,593 thousand for the year ended December 31, 2025, a decrease of $4,380 thousand or 1% compared to the year ended December 31, 2024. The decrease in intersegment eliminations was driven by a reduction in intercompany sales to Company-owned Retail stores primarily in Illinois, Massachusetts, New Jersey and Pennsylvania. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 29% of total revenues for the year ended December 31, 2025, as compared to 27% for the year ended December 31, 2024.

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

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Revenues, net of discounts, for the Retail segment were $791,480 thousand for the year ended December 31, 2023, an increase of $28,314 thousand or 4%, compared to the year ended December 31, 2022.The increase in revenue was largely due to legalization of adult-use sales in New Jersey, which began on April 21, 2022, Rhode Island which began on December 1, 2022, Connecticut, which began on January 10, 2023, and Maryland, which began on July 1, 2023, as well as revenue generated from new Retail stores opened in the current period, partially offset by price compression.

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

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Retail business in which it sells finished goods sourced from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods business in which it manufactures, sells and distributes brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green incredibles, and RYTHM, primarily to third-party retail customers, as well as direct-to-consumer delivery where allowed by state law. Our consumer packaged goods are branded under intellectual property licensing arrangements from RYM following our sale of those brands to RYM in May and August 2025.

For the year ended December 31, 2025, revenue was contributed from Retail and Consumer Packaged Goods sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the year ended December 31, 2025, the Company continued to focus on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

General and administrative expenses include costs incurred at the Company’s corporate offices, primarily related to back office personnel costs, including salaries, incentive compensation, benefits, stock-based compensation and other professional service costs, and fair value adjustments on the Company’s contingent consideration arrangements. The Company expects to continue to invest considerably in this area, in particular, incentive compensation expense is expected to continue to increase in order to support the business by attracting and retaining top-tier talent. General and administrative expenses also include professional fees associated with being a publicly traded company in Canada and registered with the SEC.

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. The U.S. Internal Revenue Service has taken the position that cannabis companies are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which cannabis companies are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

Non-GAAP Measures

EBITDA, Adjusted EBITDA, and Normalized EBITDA are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net Income Before Non-Controlling Interest	$116,053	$73,851	$37,419
Interest Income	(11,377)	(9,074)	(6,697)
Interest Expense, net	20,018	24,266	19,073
Provision for Income Taxes	147,302	126,288	118,630
Total Other (Income) Expense	(134,296)	9,094	16,207
Depreciation and Amortization	145,449	113,210	100,790
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$283,149	$337,635	$285,422
Stock-based Compensation, Non-cash	44,933	33,312	28,189
Acquisition, Transaction and Other Non-operating Costs	13,507	371	12,228
Adjusted EBITDA (Non-GAAP Measure)	$341,589	$371,318	$325,839

License Fee recorded in Cost of Sales	6,801	—	—
Normalized EBITDA (Non-GAAP Measure)	$348,390	$371,318	$325,839

Liquidity, Financing and Capital Resources

As of December 31, 2025 and 2024, the Company had total current liabilities of $177,315 thousand and $164,969 thousand, respectively, and cash and cash equivalents of $274,298 thousand and $171,687 thousand, respectively, to meet its current obligations. The Company had working capital of $399,856 thousand as of December 31, 2025, an increase of $160,925 thousand as compared to December 31, 2024. This increase in working capital was largely attributable to: lower income taxes paid, the maturity of the $27,000 thousand related party note receivable, partially offset by the Company's investment in acquisition related activities and the repurchase of Subordinate and Super Voting Shares through the Company's share repurchase program.

The Company generates cash from its operations and deploys its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term. Capital reserves are primarily being utilized for capital expenditures, facility improvements, strategic investment opportunities, product research, design, development and marketing, as well as customer, supplier and investor and industry relations. For additional details regarding financing, See Note 9—Notes Payable.

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2025, 2024, and 2023, were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net Cash Flows Provided by Operating Activities	$294,926	$195,183	$224,968
Net Cash Flows Used in Investing Activities	$(130,388)	$(89,536)	$(227,908)
Net Cash Flows Used in Financing Activities	$(50,943)	$(95,594)	$(13,108)

Cash Flows from Operating Activities

The Company's net cash flows provided by operating activities for the year ended December 31, 2025 of $294,926 thousand increased by $99,743 thousand from $195,183 thousand for the year ended December 31, 2024, primarily due to lower income taxes paid.

Cash Flows from Investing Activities

The Company's net cash flows used in investing activities for the year ended December 31, 2025 of $130,388 thousand increased by $40,852 thousand from $89,536 thousand for the year ended December 31, 2024. The increase in cash used in investing activities was primarily attributable to the extension of convertible notes receivable to RYM, acquisitions, net of cash acquired and a reduction in proceeds received from the Company's investments in the current year. Those uses of cash were partially offset by an increase in proceeds received from the sale of the Company's intellectual property to RYM during the current year.

Cash Flows from Financing Activities

The Company's net cash flows used in financing activities for the year ended December 31, 2025 of $50,943 thousand decreased by $44,651 thousand from $95,594 thousand for the year ended December 31, 2024 primarily due to a reduction in proceeds from the issuance of notes payable net of repayments during 2025.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2025:

	Total	2026	2027	2028	2029	2030	2031 and Thereafter
	(in thousands)
Syndicated Credit Facility(a)	$142,500	$15,000	$15,000	$15,000	$97,500	$—	$—
Mortgages Payable(b)	104,786	3,496	3,764	15,758	39,532	3,179	39,057
Interest Due on Notes Payable	36,957	11,662	10,348	9,034	5,913	—	—
Interest Due on Mortgage Payable	41,411	7,771	7,503	7,237	4,429	2,989	11,482
Operating Leases - Third-Party(c)	492,650	50,158	50,030	48,527	45,210	43,038	255,687
Operating Leases - Related Parties(c)	2,352	524	491	282	287	293	475
Construction Commitments	2,900	2,900	—	—	—	—	—
Total as of December 31, 2025	$823,556	$91,511	$87,136	$95,838	$192,871	$49,499	$306,701

(a) - The Syndicated Credit Facility, (the “Credit Facility”) excludes $1,591 thousand of unamortized debt discount as of December 31, 2025. See Note 9—Notes Payable for details.

(b) - This amount excludes $799 thousand of unamortized debt discount as of December 31, 2025. See Note 9—Notes Payable for details.

(c) - These amounts include a total of $221,549 thousand of imputed interest as of December 31, 2025 See Note 8—Leases for details.

(a) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2025:

In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. On June 25, 2025, the Company received the Final Judgment from the court ruling in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. As a result, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the Company's consolidated balance sheets.

In August 2025, the Company appealed the Final Judgment with a Notice of Appeal. Under the Rules of Court, the Company was provided a stay on the enforcement of the Final Judgment upon posting a supersedeas bond in the amount of the Final Judgment plus interest and costs through the appeal period. As of December 31, 2025, the Company held the bond in the amount of $9,284 thousand within restricted cash and cash equivalents on the Company's consolidated balance sheets.

At December 31, 2025 and 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

Investments in Private Holdings

Investments include private company investments which are carried at fair value based on the value of the Company’s interests in the private companies determined from financial information provided by management of the companies, which may include operating results, subsequent rounds of financing and other appropriate information. Any change in fair value is recognized on the consolidated statements of operations.

Goodwill Impairment

The Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update, (“ASU”) 2011-08 Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step 0”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step 0 for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step 0, the Company would perform a Step 1 quantitative impairment analysis to estimate the fair value of goodwill.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. If the carrying amount of a reporting unit exceeds the estimated fair value, an impairment loss is recognized by such amount. In performing Step 1, the Company is required to make various estimates and assumptions for each reporting unit, including, but not limited to projected future operating results, anticipated future cash flows, discount rates and the allocation of shared or corporate costs.

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

Allowance for Credit Losses

Management records its accounts receivable net of the allowance for credit losses. Management determines the allowance for credit losses by evaluating the age of receivable balances which may become past-due based on the contractual terms extended to our customers. We consider actual payment patterns and circumstances of our customers such as their economic status and state-specific market conditions. This methodology takes into account historical loss experience and current and forecasted cash flows. Our accounts receivable are considered short-term and thus effective interest has not been applied to the balance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2025. Accordingly, as of December 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by our independent registered public accounting firm, as stated in their attestation report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During the twelve months ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our Code of Conduct below, the information required by this Item regarding directors and executive officers will be included in the 2026 Proxy Statement for the Company’s 2026 Annual General Meeting of Shareholders (the “2025 Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates and which section is incorporated herein by reference.

We have adopted a Code of Ethical Business Conduct (“Code of Conduct”) that applies to all of our directors and employees, including our chief executive officer, president, chief financial officer and other persons performing similar functions as well as our other executive officers. We have posted a copy of our Code of Conduct on our website at https://www.gtigrows.com/. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct by posting such information on the “Investors - Leadership & Governance” section of our website at https://www.gtigrows.com/. Any of these items or any of our filings with the SEC are available in print to any shareholder who requests them. Requests should be sent to Green Thumb Industries Inc., 325 W. Huron Street, Chicago, IL 60654 Attn: Corporate Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Executive Compensation” in the 2026 Proxy Statement and which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be included in the 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and which section is incorporated herein by reference.

Equity Compensation Plans

Information regarding equity compensation plans will be included in the 2026 Proxy Statement under the caption “Security Based Compensation Arrangements” and which section is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2026 Proxy Statement shall be deemed to be "furnished" and not "filed" for purposes of the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in the 2026 Proxy Statement under the caption “Certain Relationships, Related Party Transactions and Policy Regarding Related Party Transactions” and which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services will be included in the 2026 Proxy Statement under the caption “Principal Audit Fees and Services” and which section is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1#	Amended and Restated Articles of Green Thumb Industries Inc.
4.1#	Coattail Agreement, dated June 12, 2018, by and among the Shareholders, Green Thumb Industries Inc. and Odyssey Trust Company.
4.2	Description of Securities
10.1*^	Credit Agreement, dated September 11, 2024
10.2	Purchase Agreement dated August 27, 2025 by and between VCP23, LLC and Agrify Corporation
10.3#%	Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated June 11, 2018.
10.4#%	Amendment No. 1 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated August 30, 2019.
10.5@%	Amendment No. 2 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated April 7, 2023.
10.6&%	Amendment No. 3 to the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, dated September 9, 2024
10.7	Amendment No. 4 to the Green Thumb Industries 2018 Stock Incentive Plan dated June 12, 2025
10.8≠%	Form of Notice of Option Grant (awards granted prior to April 2023).
10.9≠%	Form of Option Agreement (awards granted prior to April 2023).
10.10≠%	Form of Notice of RSU Grant and Agreement (awards granted prior to April 2023).
10.11+%	Form of Indemnification Agreement.
10.12≠%	Form of Annual Bonus Plan
10.13≠%	Form of Executive Confidentiality, Non-Compete, Non-Solicitation, Non-Disparagement and Invention Assignment Agreement (Kovler and Georgiadis).
10.14≠%	Kravitz Confidentiality, Non-Compete, Non-Solicitation and Invention Assignment Agreement.
10.15≠%	Faulkner Executive Confidentiality, Non-Compete, Non-Solicitation and Invention Assignment Agreement.
10.16@%	2023 Form of Option Grant Agreement (awards granted beginning in April 2023)
10.17@%	2023 Form of RSU Agreement (awards granted beginning in April 2023)
19.1	Policy on Insider Trading
21.1	List of Significant Subsidiaries of Green Thumb Industries Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL File)

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
^	Incorporated by reference to our Current Report on Form 8-K dated September 11, 2024, filed on September 13, 2024.
#	Incorporated by reference to our registration statement on Form 10 filed on December 20, 2019.
+	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2021.
≠	Incorporated by reference to Exhibits to our Annual Report for the year ended December 31, 2022.
@	Incorporated by reference to the applicable exhibits to our Quarterly Report for the period ended March, 31, 2023.
%	This Exhibit is a management contract or compensatory arrangement.
&	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024.
?	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2025.
~	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8K dated August 25, 2025.

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/Benjamin Kovler Benjamin Kovler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2026

/s/Mathew Faulkner Mathew Faulkner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026

/s/Anthony Georgiadis Anthony Georgiadis	President and Director	February 25, 2026

/s/Dawn Wilson Barnes Dawn Wilson Barnes	Director	February 25, 2026

/s/Jeffrey Goldman	Director	February 25, 2026
Jeffrey Goldman

/s/Ethan Nadelmann	Director	February 25, 2026
Ethan Nadelmann

/s/Richard Reisin	Director	February 25, 2026
Richard Reisin

/s/Hannah (Buchan) Ross	Director	February 25, 2026
Hannah (Buchan) Ross

S-1

Green Thumb Industries Inc.

Consolidated Balance Sheets

As of December 31, 2025 and December 31, 2024

(Amounts Expressed in Thousands of United States Dollars, Except Share Amounts)

	December 31,	December 31,
	2025	2024
	(in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$274,298	$171,687
Restricted Cash and Cash Equivalents	10,984	—
Accounts Receivable, Net	51,269	52,831
Income Tax Receivable	25,766	688
Convertible Note Receivable from Related Party	27,000	10,000
Inventories, Net	158,288	147,162
Prepaid Expenses	11,168	16,856
Other Current Assets	18,398	4,676
Total Current Assets	577,171	403,900
Property and Equipment, Net	690,893	716,014
Right of Use Assets, Net	239,662	246,281
Investments	32,720	43,578
Investments in Associates	173,157	40,305
Note Receivable	524	4,270
Convertible Note Receivable from Related Party	45,000	—
Intangible Assets, Net	436,681	488,287
Goodwill	592,151	589,691
Deferred Tax Assets	—	2,519
Deposits and Other Assets	2,097	2,167
TOTAL ASSETS	$2,790,056	$2,537,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	$24,569	$24,767
Accrued Liabilities	88,498	86,162
Compensation Payable	27,402	25,350
Current Portion of Notes Payable	18,495	12,062
Current Portion of Lease Liabilities	18,351	14,296
Income Tax Payable	—	2,332
Total Current Liabilities	177,315	164,969
Long-Term Liabilities:
Lease Liabilities, Net of Current Portion	255,102	261,446
Notes Payable, Net of Current Portion and Debt Discount	226,401	242,896
Deferred Income Taxes	220,595	78,621
TOTAL LIABILITIES	879,413	747,932
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2025: Unlimited, 206,629,845, and 206,629,845, respectively, at December 31, 2024: Unlimited, 211,128,045, and 211,128,045, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2025: Unlimited, 37,472 and 37,472, respectively, at December 31, 2024: Unlimited, 37,623 and 37,623, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2025: Unlimited, 201,690 and 201,690, respectively, at December 31, 2024: Unlimited, 206,690 and 206,690, respectively)	—	—
Share Capital	1,780,590	1,758,504
Contributed Deficit	(40,576)	(26,854)
Deferred Share Issuances	—	6,362
Accumulated Earnings	165,417	51,265
Equity of Green Thumb Industries Inc.	1,905,431	1,789,277
Noncontrolling interests	5,212	(197)
TOTAL SHAREHOLDERS’ EQUITY	1,910,643	1,789,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,790,056	$2,537,012

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Operations

Years Ended December 31, 2025, 2024 and 2023

(Amounts Expressed in Thousands of United States Dollars, Except Share and Per Share Amounts)

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues, Net of Discounts	$1,175,295	$1,137,141	$1,054,553
Cost of Goods Sold	(600,402)	(536,032)	(528,058)
Gross Profit	574,893	601,109	526,495
Expenses:
Selling, General, and Administrative	437,193	376,684	341,863
Total Expenses	437,193	376,684	341,863
Income From Operations	137,700	224,425	184,632
Other Income (Expense):
Other Income (Expense), Net	8,350	(9,094)	(16,207)
Fair Value Adjustments on Related Party Warrants	125,946	—	—
Interest Income	11,377	9,074	6,697
Interest Expense, Net	(20,018)	(24,266)	(19,073)
Total Other Income (Expense)	125,655	(24,286)	(28,583)
Income Before Provision for Income Taxes And Non-Controlling Interest	263,355	200,139	156,049
Provision For Income Taxes	147,302	126,288	118,630
Net Income Before Non-Controlling Interest	116,053	73,851	37,419
Net Income Attributable to Non-Controlling Interest	1,901	768	1,152
Net Income Attributable To Green Thumb Industries Inc.	$114,152	$73,083	$36,267
Net Income Per Share - Basic	$0.49	$0.31	$0.15
Net Income Per Share - Diluted	$0.48	$0.30	$0.15
Weighted Average Number of Shares Outstanding - Basic	233,865,410	236,827,774	237,927,867
Weighted average Number of Shares Outstanding - Diluted	236,874,553	241,925,957	239,827,390

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

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

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

(Amounts Expressed in Thousands of United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings (Deficit)	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2025	$1,758,504	$(26,854)	$6,362	$51,265	$(197)	$1,789,080
Contributions from limited liability company unit holders	—	—	—	—	5,832	5,832
Issuance of shares associated with investment interests	630	—	—	—	—	630
Distribution of deferred shares	6,362	—	(6,362)	—	—	—
Exercise of options and RSUs	4,561	(2,697)	—	—	—	1,864
Options exercised through net share settlement	10,344	(17,085)	—	—	—	(6,741)
Stock-based compensation	—	44,933	—	—	—	44,933
Issuance of shares to non-employee contractors	189	—	—	—	—	189
Distributions to non-controlling interest holders	—	—	—	—	(2,324)	(2,324)
Repurchase of Subordinate and Super Voting Shares	—	(38,873)	—	—	—	(38,873)
Net income	—	—	—	114,152	1,901	116,053
Balance, December 31, 2025	$1,780,590	$(40,576)	$—	$165,417	$5,212	$1,910,643

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$114,152	$73,083	$36,267
Net income attributable to non-controlling interest	1,901	768	1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,449	113,210	100,790
Amortization of operating lease right of use assets	51,566	54,385	48,231
Loss on disposal of property and equipment	5,787	1,544	3,542
Impairment of long-lived property and equipment	—	450	5,467
Loss on equity method investments	10,812	8,686	1,166
Net gain on divestitures of intellectual property	(29,876)	—	—
Reserve for obsolete inventory expense	2,392	831	1,499
Deferred income taxes	144,493	4,634	8,918
Stock-based compensation	44,933	33,312	28,189
Decrease in fair value of investments	10,998	2,988	17,460
Interest on notes receivable	(2,161)	—	—
Gain on settlement of contingent consideration	—	(15,991)	—
Decrease in fair value of warrants	(68)	(2,691)	(1,403)
Fair value adjustments on related party warrants	(125,946)	—	—
Interest on related party convertible note receivable	(4,213)	—	—
Amortization of debt discount	639	3,074	9,718
Other non-cash items	—	369	(184)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	1,093	(9,856)	(12,000)
Inventories	(12,891)	(35,023)	1,116
Prepaid expenses and other current assets	(1,932)	2,002	(5,603)
Deposits and other assets	280	390	503
Accounts payable	44	272	6,072
Accrued liabilities	12,119	16,492	2,969
Operating lease liabilities	(47,236)	(48,685)	(42,721)
Income tax receivable and payable, net	(27,409)	(9,061)	13,820
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	294,926	195,183	224,968
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(81,068)	(80,188)	(220,035)
Proceeds from disposal of property and equipment	596	450	429
Investments in securities and associates	(75,659)	(39,631)	(8,800)
Proceeds from equity investments and notes receivable	167	29,833	498
Acquisitions, net of cash acquired	(29,499)	—	—
Proceeds from divestiture of intellectual property	55,075	—	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(130,388)	(89,536)	(227,908)
CASH FLOW FROM FINANCING ACTIVITIES
Contributions from limited liability company unit holders	5,832	—	—
Distributions to non-controlling interest holders	(2,324)	(1,247)	(1,290)
Repurchase of Subordinate and Super Voting Shares	(38,873)	(43,078)	(39,856)
Payments for taxes related to net share settlement of equity awards	(6,741)	(5,933)	—
Proceeds from exercise of options	1,864	11,302	3,622
Proceeds from issuance of notes payable	—	170,923	49,901
Principal repayment of notes payable	(10,701)	(227,561)	(25,485)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(50,943)	(95,594)	(13,108)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	113,595	10,053	(16,048)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	171,687	161,634	177,682
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS END OF PERIOD	$285,282	$171,687	$161,634

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(Amounts Expressed in Thousands of United States Dollars)

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$21,722	$21,468	$20,912
Taxes paid	$30,246	$130,583	$99,535
NONCASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of note receivable in exchange for real property	$—	$(1,749)	$—
Accrued capital expenditures	$(7,077)	$12,232	$(30,966)
Noncash change in right of use asset	$(5,490)	$(12,102)	$(7,174)
Noncash change in lease liability	$5,490	$12,102	$7,174
Issuance of shares associated with investment interests	$630	$—	$—
Issuance of shares to non-employee contractors	$189	$—	$—
Warrant issuance associated with note payable	$—	$358	$—
Issuance of shares associated with contingent consideration	$—	$17,259	$12,524
Distribution of deferred shares	$(6,362)	$(6,611)	$(20,454)
ACQUISITIONS AND DISPOSITIONS
Inventories	$627	$—	$(90)
Accounts receivable	(469)	—	—
Prepaid expenses	370	—	(16)
Property and equipment	2,811	—	(447)
Right of use assets	2,027	—	(128)
Identifiable Intangible assets	(1,696)	—	—
Goodwill	2,460	—	—
Deposits and other assets	209	—	—
Liabilities assumed	241	—	3
Lease liabilities	(2,027)	—	128
Gain on divestiture of Project Remix assets	(29,876)	—	—
Cash consideration payable	(253)	—	—
Cash consideration receivable	—	—	550
	$(25,576)	$—	$—
RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$274,298	$171,687	$161,634
Restricted cash	10,984	—	—
TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICED CASH	$285,282	$171,687	$161,634

The accompanying notes are an integral part of these consolidated financial statements

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

1. NATURE OF OPERATIONS

Green Thumb Industries Inc. (“Green Thumb” or the “Company”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable profitable growth. Green Thumb manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM, to third-party retail stores across the United States as well as to Green Thumb owned retail stores. The Company also owns and operates retail cannabis stores that include a national chain named RISE Dispensaries, which sell our products and third-party products. As of December 31, 2025, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 5,000 people and serves millions of patients and customers annually.

Unless the context otherwise requires, the terms “we”, “us” and “our” refer to the Company together with its consolidated subsidiaries.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters is at 325 W. Huron St., Suite 700, Chicago, IL 60654.

2. SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Preparation and Statement of Compliance

The consolidated financial statements as of December 31, 2025, 2024 and 2023 (the “Consolidated Financial Statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

During the preparation of the December 31, 2025 consolidated financial statements, the Company became aware of an error in relation to the application of useful lives of its leasehold improvements. The Company in certain instances used useful lives for its leasehold improvements that were greater than the remaining term of the associated lease. The error was corrected with a cumulative catch-up adjustment to increase cost of sales and selling, general and administrative expenses in the amount of $15,906 thousand and $9,799 thousand, respectively and a corresponding reduction to property and equipment, net of $25,705 thousand along with a reduction in income tax expense and deferred tax liability of $5,163 thousand in the December 31, 2025 consolidated financial statements. This correction in the current period resulted in an overstatement of cost of sales and selling, general and administrative expenses of $10,974 thousand and $4,994 thousand, respectively along with an understatement of income tax expense of $3,435 thousand for the portion of the correction that pertains to prior periods. The error was not considered material to the current period or any prior period, including the Company's quarterly unaudited interim condensed consolidated financial statements.

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

(d)
Basis of Consolidation

The consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 include the accounts of the Company, its wholly-owned subsidiaries, its partially-owned subsidiaries, and those controlled by the Company by virtue of agreements, on a consolidated basis after elimination of intercompany transactions and balances.

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

The following are the Company’s significant wholly owned subsidiaries that are included in these consolidated financial statements as of and for the years ended December 31, 2025, 2024 and 2023:

Subsidiaries	Jurisdiction	Interest
GTI23, Inc.	Delaware	100%
VCP23, LLC	Delaware	100%
GTI Core, LLC	Delaware	100%

The following are VCP23, LLC’s and GTI Core, LLC’s wholly owned subsidiaries and significant entities over which the Company has control, that are included in these consolidated financial statements for the years ended December 31, 2025, 2024 and 2023:

Subsidiaries	Ownership	Jurisdiction	Purpose
GTI-Clinic Illinois Holdings, LLC	100%	Illinois	License holder
ILDISP, LLC	100%	Illinois	License holder
RISE Holdings, Inc.	100%	Massachusetts	License holder
Liberty Compassion Inc.	100%	Massachusetts	License holder
GTI Maryland, LLC	100%	Maryland	License holder
Ohio Investors 2017, LLC	100%	Ohio	Holding Company
GTI Ohio, LLC	100%	Ohio	License holder
GTI Nevada, LLC	100%	Nevada	License holder
GTI Pennsylvania, LLC	100%	Pennsylvania	License holder
GTI Florida, LLC	100%	Florida	Holding company
KSGNF, LLC	100%	Florida	License holder
GTI New Jersey, LLC	100%	New Jersey	License holder
KW Ventures Holdings, LLC	100%	Pennsylvania	License holder
Chesapeake Alternatives, LLC	100%	Maryland	License holder
Meshow, LLC	100%	Maryland	License holder
Maryland Health and Wellness Center, Inc.	100%	Maryland	License holder
Advanced Grow Labs, LLC	100%	Connecticut	License holder
Bluepoint Wellness of Westport, LLC	46%	Connecticut	License holder
Bluepoint Apothecary, LLC	100%	Connecticut	License holder
Southern CT Wellness and Healing	100%	Connecticut	License Holder
Integral Associates, LLC	100%	Nevada	License holder
Integral Associates CA, LLC	100%	California	License holder
Fiorello Pharmaceuticals, Inc.	100%	New York	License holder
Dharma Pharmaceuticals, LLC	100%	Virginia	License holder
Summit Medical Compassion Center, Inc.	0%	Rhode Island	License holder
LeafLine Industries, LLC	100%	Minnesota	License holder
For Success Holding Company	100%	California	Intellectual property
Vision Management Services, LLC	100%	Delaware	Management company
RSLGH, LLC	100%	Delaware	Management company
TWD18, LLC	100%	Delaware	Investment company
VCP Real Estate Holdings, LLC	100%	Delaware	Real Estate holding company

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

The Company assesses annually whether there is any objective evidence that its interest in associates is impaired. If impaired, the carrying value of the Company’s share of the underlying assets of associates is written down to its estimated recoverable amount (being the higher of fair value less costs of disposal or value in use) and charged to the consolidated statements of operations. If the financial statements of an associate are prepared on a date different from that used by the Company, adjustments are made for the effects of significant transactions or events that occur between that date and the date of these consolidated financial statements.

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

(g)
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations.

Restricted cash and restricted cash equivalents represent deposits which meet the definition of cash and cash equivalents but are legally or contractually restricted regarding withdrawal or usage. Such restrictions primarily relate to amounts pledged as collateral in connection with ongoing litigation as well as cash held in escrow in connection with acquisitions or for other specified purposes. The classification of restricted cash as current or noncurrent is based upon the expected duration of the restriction.

(h)
Accounts and Notes Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. For the years ended December 31, 2025 and 2024 the Company recorded approximately $4,649 thousand and $4,484 thousand, respectively, in allowance for doubtful accounts. During the years ended December 31, 2025, 2024 and 2023, the Company recorded bad debt expense of $450 thousand, $3,088 thousand and $729 thousand, respectively.

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

Land	Not Depreciated
Land Improvements	10 – 30 Years
Buildings and Improvements	39 Years
Furniture and Fixtures	5 – 7 Years
Computer Equipment and Software	5 Years
Leasehold Improvements	Lesser of Usefule Life or Remaining Lease Term
Production and Processing Equipment	5 – 7 Years
Assets Under Construction	Not Depreciated

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

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the asset group is assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition. If the carrying value of an asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value. During the year ended December 31, 2025 the Company recorded no impairment charges. During the years ended 2024 and 2023, the Company recorded impairment charges of $450 thousand and $5,467 thousand, respectively, within selling, general, and administrative expenses on the consolidated statements of operations.

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

(l)
Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization periods of assets with finite lives are based on management’s estimates at the date of acquisition and were as follows for each class of intangible asset as of December 31, 2025:

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

For the annual goodwill impairment review, the Company has the option to perform a qualitative test (“Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If after assessing these qualitative factors, the Company determines it is not “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then the Step 1 quantitative test is not required.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. If the carrying amount of a reporting unit exceeds the estimated fair value, an impairment loss is recognized by such amount.

As of December 31, 2025, the Company performed a Step 1 test. The analysis included estimating the fair value of each reporting unit using an income and market approach. The income approach required management to estimate a number of factors for each reporting unit, including projected future operating results, anticipated future cash flows, discount rates, the allocation of shared or corporate costs and income taxes. The market approach estimated fair value using comparable marketplace fair value data from within a comparable industry grouping.

As a result of the Company’s Step 1 test, the estimated fair values of the reporting units exceeded their carrying values. Consequently, no impairment charges were recorded for the year ended December 31, 2025.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Goodwill (Continued)

During the year ended December 31, 2024, the Company performed a Step 0 test. As a result, no further quantitative impairment test was deemed necessary and no impairment charges were recorded as of the period then ended.

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

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. The U.S. Internal Revenue Service (“IRS”) has taken the position that cannabis companies are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which cannabis companies are only allowed to deduct expenses directly related to sales of product.

(o)
Revenue Recognition

Revenue is recognized by the Company in accordance with ASC 606, Revenue from Contracts with Customers. Through application of the standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

In order to recognize revenue under ASC 606, the Company applies the following five (5) steps:

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

Revenues consist of Consumer Packaged Goods and Retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. During the years ended December 31, 2025, 2024 and 2023, sales discounts totaled $323,790 thousand, $267,298 thousand and $232,031 thousand, respectively.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

At some locations, the Company offers a loyalty reward program to its retail customers. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2025 and 2024, the loyalty liability totaled $3,963 thousand and $5,149 thousand, respectively, and is included in accrued liabilities on the consolidated balance sheets.

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

(t)
Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of Common Shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding Common Shares and consequently are not included in the basic earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of Common Shares outstanding to assume conversion of all dilutive potential Common Shares. The Company has three categories of potentially dilutive Common Share equivalents: RSUs, options and warrants. As of December 31, 2025, the Company had 7,692,764 options, 9,518,293 RSUs and 1,702,347 warrants outstanding. As of December 31, 2024, the Company had 8,238,472 options, 7,678,310 RSUs and 1,811,075 warrants outstanding. As of December 31, 2023, the Company had 10,071,467 options, 3,620,638 RSUs and 3,734,555 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the exercise of dilutive unvested RSUs, options, and warrants would be used to repurchase Common Shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of options and convertible debt that would increase earnings per share or decrease loss per share. For the year ended December 31, 2025, the computation of diluted earnings per share included 3,009,143 RSUs. There were no dilutive options or warrants included in the December 31, 2025 computation of diluted earnings per share, as the relevant strike prices were greater than the average stock price for the period. For the year ended December 31, 2024, the computation of diluted earnings per share included 895,518 options, 4,189,705 RSUs and 12,960 warrants. For the year ended December 31, 2023, the computation of diluted earnings per share included 220,325 options and 1,679,198 RSUs. There were no dilutive warrants included in the December 31, 2023 computation of diluted earnings per share.

For the years ended December 31, 2025, 2024, and 2023 the weighted average number of anti-dilutive options excluded from the computation of diluted earnings per share were 1,145,439; 970,606; and 2,477,120, respectively.

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

During the year ended December 31, 2025 the Company recorded no impairment charges associated with long-lived fixed assets. During the years ended December 31, 2024 and 2023 the Company recorded impairment charges of $450 thousand and $1,419 thousand, respectively, within selling, general, and administrative expenses on the consolidated statements of operations.

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

Investments include private company investments which are carried at fair value based on the value of the Company’s interests in the private companies determined from financial information provided by management of the companies, which may include operating results, subsequent rounds of financing and other appropriate information. Any change in fair value is recognized on the consolidated statements of operations.

(v)	Goodwill Impairment

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill has been impaired.

For the annual goodwill impairment review, the Company has the option to perform a qualitative test (“Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If after assessing these qualitative factors, the Company determines it is not “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then the Step 1 quantitative test is not required.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. If the carrying amount of a reporting unit exceeds the estimated fair value, an impairment loss is recognized by such amount.

In performing either test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w)
Significant Accounting Judgments, Estimates and Assumptions (Continued)

(v)	Goodwill Impairment (Continued)

During the year ended December 31, 2025 , the Company performed a Step 1 goodwill impairment test and determined the estimated fair values of the reporting units exceeded their carrying values as of such date. Consequently, no impairment charge was recorded for the year ended December 31, 2025.

During the year ended December 31, 2024, the Company performed a Step 0 test. As a result, no further quantitative impairment test was deemed necessary and no impairment charges were recorded as of the period then ended.

(vi)	Determination of Reporting Units

The Company evaluated its reporting units in accordance with ASC 280, Segment Reporting and determined that the individual components within each respective reportable segment were economically similar and thus, aggregation of those components into two reporting units (Retail and Consumer Packaged Goods) that align with our reportable segments, was applied.

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

Management records its accounts receivable net of the allowance for credit losses. Management determines the allowance for credit losses by evaluating the age of receivable balances which may become past-due based on the contractual terms extended to our customers. We consider actual payment patterns and circumstances of our customers such as their economic status and state-specific market conditions. This methodology takes into account historical loss experience and current and forecasted cash flows. Our accounts receivable are considered short-term and thus effective interest has not been applied to the balance.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

3. INVENTORIES

The Company’s inventories include the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Raw Material	$1,300	$2,501
Packaging and Miscellaneous	12,223	13,616
Work in Process	80,665	57,893
Finished Goods	70,007	76,626
Reserve for Obsolete Inventory	(5,907)	(3,474)
Total Inventories, Net	$158,288	$147,162

4. PROPERTY AND EQUIPMENT

At December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Buildings and Improvements	$361,898	$356,612
Equipment, Computers and Furniture	230,532	196,139
Leasehold Improvements	277,518	241,544
Land	35,207	34,690
Land Improvements	6,312	1,566
Assets Under Construction	22,854	40,325
Capitalized Interest	34,763	32,499
Total Property and Equipment	969,084	903,375
Less: Accumulated Depreciation	(278,191)	(187,361)
Property and Equipment, net	$690,893	$716,014

Assets under construction represent costs associated with construction projects related to cultivation and production facilities and retail stores.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 totaled $95,540 thousand, $62,819 thousand and $49,949 thousand, respectively, of which $60,144 thousand, $40,563 thousand and $32,936 thousand, respectively, is included in cost of goods sold.

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

At December 31, 2025 and 2024, intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and Permits	$682,639	$246,669	$435,970	$660,716	$201,862	$458,854
Trademarks	1,430	1,027	403	41,511	16,098	25,413
Customer Relationships	15,140	14,832	308	24,438	20,418	4,020
Total Intangible Assets	$699,209	$262,528	$436,681	$726,665	$238,378	$488,287

The Company recorded amortization expense for the years ended December 31, 2025, 2024 and 2023 of $49,909 thousand, $50,391 thousand and $50,841 thousand, respectively.

One June 11, 2025, the Company acquired a permit intangible, allowing the Company to operate three retail dispensaries. The consideration paid was $10,500 thousand in cash. As substantially all of the assets acquired were concentrated in the permit intangible, the Company accounted for the transaction as an asset acquisition. The weighted average amortization period for the permit intangible was 15 years. Acquisition-related costs associated with the transaction were not material.

During 2025, Green Thumb sold its intellectual property rights to RYM, a related party, in brands including RYTHM, incredibles, Beboe, Dogwalkers, Doctor Solomon's, &Shine and Good Green. As a result of those transactions, the Company divested $24,119 thousand in trademarks, net associated with those brands. See Note 15 - Related Party Transactions with Affiliated Entities for additional details.

Intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of December 31, 2025 and 2024. No impairment charges were recognized by the Company during the years ended December 31, 2025, 2024 and 2023.

The following table outlines the estimated annual amortization expense related to intangible assets as of December 31, 2025:

Estimated Amortization
Year Ending December 31,	(in thousands)
2026	$46,034
2027	45,726
2028	45,629
2029	45,559
2030	45,518
2031 and Thereafter	208,215
$436,681

As of December 31, 2025, the weighted average amortization period remaining for intangible assets was 9.83 years.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

5. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At December 31, 2025 the balances of goodwill, by segment, consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Retail	$277,342	$273,802
Consumer Packaged Goods	314,809	315,889
Total	$592,151	$589,691

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of December 31, 2025 and 2024. No goodwill impairment charges were recognized by the Company during the years ended December 31, 2025, 2024 and 2023.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS

As of December 31, 2025 and 2024, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $32,720 thousand and $43,578 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the change in the Company’s investments during the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Beginning	$43,578	$64,361
Additions	432	12,029
Proceeds	(150)	(29,824)
Fair value adjustments	(10,998)	(2,988)
Transfers and other	(142)	—
Ending	$32,720	$43,578

The following table summarizes the fair value change in the Company’s investments recorded during the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Equity Investments	$(8,856)	$(1,727)	$(20,713)
Notes Receivable Instruments	(2,142)	(1,467)	2,845
Accrued Interest on Notes Receivable Instruments	—	206	408
Net fair value losses	$(10,998)	$(2,988)	$(17,460)

The Company recorded fair value gains (losses) related to equity and note receivable investments within other income (expense) and accrued interest to interest income on the consolidated statements of operations.

(a) Equity Investments

The Company held equity investments in both publicly and privately traded entities during the twelve months ended December 31, 2025, 2024 and 2023. Publicly traded entities generally have readily determinable fair values and are classified as Level 1 investments. Meanwhile, non-publicly traded entities generally do no have readily determinable fair values and are classified as Level 3 investments. The Company has classified all of its holdings as trading securities and recorded such amounts within investments on the Company’s consolidated balance sheets.

The following table summarizes the change in the Company’s Level 1 equity investments during the twelve months ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning	$—	$2,001	$2,535
Proceeds	—	(2,092)	(198)
Fair value adjustment	—	91	(336)
Ending	$—	$—	$2,001

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS (Continued)

(a) Equity Investments (Continued)

The following table summarizes the change in the Company’s Level 3 equity investments during the twelve months ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning	$36,487	$25,953	$40,330
Additions	432	7,352	6,000
Fair value adjustments	(8,856)	(1,818)	(20,377)
Transfers and other	1,712	5,000	—
Ending	$29,775	$36,487	$25,953

The following table summarized unrealized (losses) gains recognized on the Company’s equity investments held during the twelve months ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Unrealized loss recognized on equity investments	$(8,856)	$(1,727)	$(20,713)
Realized (loss) gain recognized on equity investments	—	(91)	53
Net unrealized loss on equity investments	$(8,856)	$(1,636)	$(20,660)

See Note 14—Fair Value Measurements for additional details.

(b) Note Receivable Instruments

The Company held note(s) receivable instrument(s) in publicly and privately traded entities during the twelve months ended December 31, 2025, 2024 and 2023. The fair value of these notes receivable instruments include the initial investment and contractual accrued interest recorded within interest income on the consolidated statements of operations.

All of the Company’s notes receivable instruments are classified as trading securities and are included within investments on the Company’s consolidated balance sheet.

The following table summarizes the change in the Company’s Level 1 note receivable instrument during the twelve months ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning	$—	$22,214	$22,214
Additions	—	1,965	—
Proceeds	—	(22,712)	—
Fair value adjustment	—	(1,467)	—
Ending	$—	$—	$22,214

On November 27, 2024, the Company collected the outstanding principal balance of the note receivable instrument along with accrued interest in cash. As of December 31, 2025 and 2024, the Company held no Level 1 note receivable instruments.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

6. INVESTMENTS (Continued)

(b) Note Receivable Instruments (Continued)

The following table summarized the change in the Company’s Level 3 notes receivable instruments during the twelve months ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning	$7,091	$14,193	$9,090
Additions	—	2,712	2,200
Proceeds	(150)	(5,020)	(300)
Fair value adjustments	(2,142)	—	2,845
Accrued Interest	—	206	408
Transfers and other	(1,854)	(5,000)	(50)
Ending	$2,945	$7,091	$14,193

The Company’s Level 3 notes receivable instruments had stated interest rates of 10.0% and terms between twelve months to five years.

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

See Note 14—Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

7. ACQUISITIONS

(a) Business Combinations:

The Company determined that the below described acquisitions are business combinations under ASC 805, Business Combinations. They were accounted for by applying the acquisition method whereby the assets acquired, and the liabilities assumed were recorded at their fair values with any excess consideration over the fair value of the identifiable net assets allocated to goodwill. Operating results have been included in these consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company's consolidated financial statements. The goodwill recorded primarily includes the expected synergies resulting from combining the operations of the acquired entities with those of the Company.

During 2025, the Company acquired all of the membership interests in entities that owned seven retail stores for the purposes of expanding Green Thumb's national presence. The Company paid approximately $19,308 thousand in cash for these interests. As part of the initial purchase accounting, the Company recorded an intangible asset of $12,489 thousand, all of which was associated with licenses that allow for the retail sale of cannabis. The weighted-average amortization period for the license intangibles is 15 years. Acquisition-related costs associated with the transactions were not material.

The Company completed preliminary allocations of the purchase price of the assets acquired and liabilities assumed in association with the seven retail stores. The preliminary valuation was based on management’s estimates and assumptions which are subject to change within the measurement period (generally one year from the acquisition date). The details of the transaction are discussed below. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill. The following table summarizes the initial accounting estimates:

Retail Stores
(in thousands)
Cash	$55
Inventory	794
Prepaid expenses	393
Property and equipment, net	2,245
Right-of-use asset, net	1,864
Deposits and other assets	209
Intangible assets, net:
Licenses and permits	12,489
Liabilities assumed	(417)
Lease liabilities	(1,864)
Total identifiable net assets	15,768
Goodwill	3,540
Net assets	$19,308

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

The Company records material real estate and equipment leases with an initial term of twelve months or more on the balance sheet. Real estate lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for fixed and variable non-lease components, such as taxes, insurance and maintenance, as part of base rent. In those circumstances, the Company elected the practical expedient to not separate the lease components from non-lease components.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the years ended December 31, 2025, 2024 and 2023 the Company recorded operating lease expense of $51,566 thousand, $54,385 thousand and $48,231 thousand, respectively.

Other information related to operating leases as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	9.80	10.74
Weighted average discount rate	12.16%	12.23%

Maturities of lease liabilities for operating leases as of December 31, 2025 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total
	(in thousands)
2026	$50,158	$524	$50,682
2027	50,030	491	50,521
2028	48,527	282	48,809
2029	45,210	287	45,497
2030	43,038	293	43,331
2031 and Thereafter	255,687	475	256,162
Total Lease Payments	492,650	2,352	495,002
Less: Interest	(220,906)	(643)	(221,549)
Present Value of Lease Liability	$271,744	$1,709	$273,453

(b) Related Party Operating Leases

Mosaic Real Estate, LLC owns certain facilities leased by the Company and is owned in part by Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). For the years ended December 31, 2025, 2024 and 2023, the Company recorded lease expense of $504 thousand, $595 thousand and $553 thousand, respectively, associated with these leasing arrangements.

On December 17, 2024, the Company purchased the land and building located at 169 Meadow St. Amherst, Massachusetts for $654 thousand, excluding transaction costs, from Mosaic Real Estate Amherst, LLC. This transaction resulted in the termination of the Massachusetts related party leasing agreement.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. NOTES PAYABLE

At December 31, 2025 and 2024, notes payable consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Syndicated credit facility dated September 11, 2024[1]	$140,909	$147,979
Mortgage notes[2]	103,987	106,979
Total notes payable	244,896	254,958
Less: current portion of notes payable	(18,495)	(12,062)
Notes payable, net of current portion	$226,401	$242,896

1 The Credit Facility (as defined below in Section (a) of this Note 8) was issued in an aggregate amount of $150,000 thousand, and will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 500 basis points, payable monthly. As of December 31, 2025 and December 31, 2024, the Credit Facility’s outstanding principal balance was $142,500 thousand and $150,000 thousand, respectively. The Credit Facility was issued at a discount, the carrying value of which was $1,591 thousand and $2,021 thousand as of December 31, 2025 and December 31, 2024, respectively. The Credit Facility matures on September 11, 2029.

2 The Company has issued mortgage notes in connection with various operating properties at an aggregate value of $112,285 thousand as of December 31, 2025 and 2024, respectively. The mortgage notes were issued at a discount, the aggregate carrying value of which was $799 thousand and $1,007 thousand, and are presented net of principal payments of $7,499 thousand and $4,299 thousand as of December 31, 2025 and 2024, respectively. These mortgage notes mature between December 31, 2028 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

Maturities of notes payable as of December 31, 2025 were as follows:

	Maturities of Notes Payable
Year Ending December 31,	Credit Facility	Mortgage Notes	Total
	(in thousands)
2026	$15,000	$3,496	$18,496
2027	15,000	3,764	18,764
2028	15,000	15,758	30,758
2029	97,500	39,532	137,032
2030	—	3,179	3,179
2031 and Thereafter	—	39,057	39,057
Total maturities of notes payable [1]	$142,500	$104,786	$247,286

____________________

1 Total maturities of notes payable excludes unamortized debt discount of $1,591 thousand associated with the Credit Facility and $799 thousand associated with the mortgage notes.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

9. NOTES PAYABLE (Continued)

(a)
Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility (the “Credit Facility”) led by Valley National Bank. The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the SOFR plus 500 basis points, payable quarterly. As of December 31, 2025, the floating interest rate on the Credit Facility was 8.76%.

The Credit Facility includes certain covenants which require the Company to maintain a debt service coverage ratio of 1.5 to 1.0, a funded debt to Adjusted EBITDA (see “Non-GAAP Measure” below for additional information on Adjusted EBITDA) ratio no greater than 3.5 to 1.0, and a tangible net worth of at least $500 thousand. As of December 31, 2025, the Company was in compliance with all covenants associated with the Credit Facility.

(b)
Warwick, New York Mortgage Note

On September 4, 2024, the Company entered into a $23,500 thousand mortgage note associated with its Warwick, New York Consumer Packaged Goods facility bearing an interest rate of 7.75% per annum, with a maturity date of September 4, 2029. The mortgage includes various covenants requiring the Company to maintain certain financial ratios related to its ability to service the debt. As of December 31, 2025, the Company was in compliance with all covenants associated with the mortgage.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2023	206,991,275	38,531	251,690
Distribution of contingent consideration	1,614,871	—	—
Distribution of deferred shares	680,089	—	—
Issuance of shares upon exercise of options	477,545	—	—
Issuances of shares upon vesting of RSUs	451,138	—	—
Repurchase of Subordinate Voting Shares	(3,843,126)	—	—
Exchange of shares	3,500,000	—	(35,000)
As at December 31, 2023	209,871,792	38,531	216,690

As at January 1, 2024	209,871,792	38,531	216,690
Distribution of contingent consideration	1,250,000	—	—
Distribution of deferred shares	309,337	—	—
Issuance of shares upon exercise of warrants	35,540	—	—
Issuance of shares upon exercise of options	1,504,764	—	—
Issuances of shares upon vesting of RSUs	1,037,812	—	—
Repurchase of Subordinate Voting Shares	(3,972,000)	—	—
Exchange of shares	1,090,800	(908)	(10,000)
As at December 31, 2024	211,128,045	37,623	206,690

As at January 1, 2025	211,128,045	37,623	206,690
Issuance of shares associated with investment interests	77,525	—	—
Distribution of deferred shares	244,986	—	—
Issuance of shares upon exercise of options	270,332	—	—
Issuances of shares upon vesting of RSUs	2,070,501	—	—
Issuance of shares to non-employee contractors	33,231	—	—
Repurchase of Subordinate Voting Shares	(7,209,875)	—	—
Repurchase of Super Voting Shares	—	—	(5,000)
Exchange of shares	15,100	(151)	—
As at December 31, 2025	206,629,845	37,472	201,690

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

On February 9, 2024, the Company and the former owners of Dharma agreed to amend the conditions as set forth in the original purchase agreement in relation to the Recreational Sales Milestone (the “Amended Agreement”). Under the Amended Agreement, the former owners waived their right to the Recreational Sales Milestone in exchange for the delivery of 1,250,000 Subordinate Voting Shares of Green Thumb. As a result, the Company recorded a gain of $15,991 thousand within selling, general, and administrative expenses on the consolidated statements of operations. On February 15, 2024, the Company distributed the shares to the former owners of Dharma, which had a fair market value of $17,259 thousand, which was based on the value of the shares as traded on the Canadian Securities Exchange on the date of distribution. As of such date, the balance of contingent consideration was fully extinguished.

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

The following table summarizes the activity during the years ended December 31, 2025, 2024 and 2023:

	Related Acquisition
	Liberty Compassion, Inc.	Dharma Pharmaceuticals, LLC	Mobley Pain Management and Wellness Center, LLC and Canwell Processing, LLC	GreenStar Herbals, Inc.	Maryland Health and Wellness Center, Inc.	LeafLine Industries, LLC	Total

As at January 1, 2023	214,768	229,878	264,760	161,306	61,832	386,002	1,318,546
Distributed Shares	(214,768)	(229,878)	(12,305)	(161,306)	(61,832)	—	(680,089)
Cancelled Shares	—	—	(84,122)	—	—	—	(84,122)
As at December 31, 2023	—	—	168,333	—	—	386,002	554,335

As at January 1, 2024	—	—	168,333	—	—	386,002	554,335
Distributed Shares	—	—	—	—	—	(309,337)	(309,337)
As at December 31, 2024	—	—	168,333	—	—	76,665	244,998

As at January 1, 2025	—	—	168,333	—	—	76,665	244,998
Distributed Shares	—	—	(168,333)	—	—	(76,653)	(244,986)
Cancelled Shares	—	—	—	—	—	(12)	(12)
As at December 31, 2025	—	—	—	—	—	—	—

As of December 31, 2023, in accordance with the relevant acquisition agreement, a portion of the outstanding deferred shares were cancelled in order to indemnify the Company for post-acquisition costs. As the cancellation of the deferred shares occurred outside of the purchase price allocation measurement period (generally one year from the acquisition date), the Company recorded a gain of $2,784 thousand within selling general and administrative expenses on the Company’s consolidated statements of operations during the year ended December 31, 2024.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(b) Issued and Outstanding (Continued)

(iii) Repurchase of Subordinate and Super Voting Shares

On September 23, 2025, the Company's Board of Directors authorized a new share repurchase program that commenced immediately following the expiration of the Company's previous share repurchase program. The new program authorizes the Company to repurchase up to 10,364,640 of its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand.

Under the Company's previous share repurchase programs, the Company repurchased a total of 7,209,875 and 3,972,000 Subordinate Voting Shares at an average price of $4.84 and $10.85 during each of the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has returned $117,814 thousand to shareholders in the form of share repurchases from the commencement of its share repurchase program.

Separately, on December 28, 2025, the Company entered into a securities purchase agreement with Benjamin Kovler, the Chairman and Chief Executive Officer and Anthony Georgiadis, the President and a Director, to purchase 2,500 Super Voting Shares from each in private transactions. The price per Super Voting Share was determined based on the closing price of $7.988 per underlying Subordinate Voting Shares as traded on the OTCQX Best Market on the date of the transaction.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendments No. 1 through 4 thereto (as amended, the “Plan”). The maximum number of RSUs and options issuable under the Plan shall not exceed 15% of the Company’s issued and outstanding shares on an as-converted basis.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

Stock option activity is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance as of December 31, 2024	8,238,472	$10.10	4.07	$2,664
Granted	956,520	5.95
Exercised	(270,332)	6.89
Forfeited	(1,231,896)	10.01
Balance as of December 31, 2025	7,692,764	$10.65	3.78	$2,637
Exercisable as of December 31, 2025	5,743,426	$7.83	1.83	$575

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2025 and 2024, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2025 and 2024, respectively. This amount will change in future periods based on the fair market value of the Company’s Subordinate Voting Shares and the number of options outstanding.

The following table summarizes the weighted average grant date fair value and intrinsic value of options exercised for the year ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Weighted average grant date fair value (per share) of stock option units granted	$3.28	$7.79	$4.24
Intrinsic value of stock option units exercised, using market price at exercise date (in thousands)	$191	$7,505	$996

The Company used the Black-Scholes Option Pricing model to estimate the fair value of the options granted during the years ended December 31, 2025 and 2024, using the following ranges of assumptions:

	December 31,	December 31,
	2025	2024
Risk-free interest rate	3.61% - 4.33%	2.72% - 3.92%
Expected dividend yield	0%	0%
Expected volatility	62% - 64%	62% - 64%
Expected option life	3.76 - 4.68 years	4.46 - 4.5 years

As permitted under ASC 718, Stock Compensation, the Company has made an accounting policy choice to account for forfeitures when they occur.

The following table summarizes the number of non-vested RSU awards as of December 31, 2025 and 2024 and the changes during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2024	7,678,310	$11.14
Granted	5,855,948	5.92
Forfeited	(1,945,464)	8.21
Vested	(2,070,501)	10.90
Unvested Shares at December 31, 2025	9,518,293	$8.30

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the weighted average grant date fair value of RSUs granted for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Weighted average grant date fair value (per share) of RSUs granted	$5.92	$12.07	$7.87

The stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Stock options expense	$6,944	$10,270	$16,826
Restricted Stock Units	37,989	23,042	11,363
Total Stock Based Compensation Expense	$44,933	$33,312	$28,189

As of December 31, 2025, $61,419 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.76 years.

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

For the years ended December 31, 2025, 2024 and 2023, income taxes expense consisted of:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$116,811	$109,826	$108,399
State	11,771	22,512	24,674
Foreign	—	—	—
Total Current	128,582	132,338	133,073
Deferred:
Federal	12,221	(4,604)	(10,694)
State	6,499	(1,446)	(3,749)
Foreign	—	—	—
Total Deferred	18,720	(6,050)	(14,443)
Total	$147,302	$126,288	$118,630

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE (Continued)

The difference between the income tax expense for the years ended December 31, 2025, 2024 and 2023 and the expected income taxes based on the statutory tax rate applied to earnings (loss) arises as follows:

	Years Ended December 31,
	2025		2024		2023
	(Dollars in thousands except percentages)
U.S. Federal Statutory Tax Rate	$55,305	21.00%	$42,029	21.00%	$32,770	21.00%
p
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	$14,154	5.37%	$20,718	10.35%	$15,639	10.02%
Changes in Valuation Allowances	$(450)	(0.17)%	$(103)	(0.05)%	$32	0.02%
Nontaxable or Nondeductible Items	$10,110	3.84%	$49,926	24.95%	$45,925	29.43%
Changes in Unrecognized Tax Benefits	$75,030	28.49%	$10,290	5.14%	$23,362	14.97%
Other Adjustments - Federal	$(8,292)	(3.15)%	$2,941	1.47%	$929	0.60%
Other Adjustments - States	$1,445	0.55%	$487	0.24%	$(27)	(0.02)%
Effective Tax Rate	$147,302	55.93%	$126,288	63.10%	$118,630	76.02%

(a) State Taxes in Illinois, Maryland, and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.

Income taxes paid for the years ended December 31, 2025, 2024 and 2023 were $30,214 thousand, $130,583 thousand and $99,535 thousand, respectively. For the year ended December 31, 2025, federal taxes paid were $13,402 thousand and state taxes paid for Illinois, Maryland and New Jersey were $12,095 thousand.

As the Company operates in the cannabis industry, the IRS contends the Company is subject to IRC Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in unrecognized tax benefits which can cause the effective tax rate to be highly variable and may not necessarily correlate with pre-tax income or loss.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE (Continued)

At December 31, 2025 and 2024, the components of deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Deferred Tax Assets
Operating Lease Liabilities	$91,670	$62,753
Net Operating Losses	607	182
163(j) Interest Limitation	5,657	8,395
Stock-based Compensation	10,146	12,076
Accrued Bonus	7,720	6,541
Fair Value Investments	9,424	11,190
Capitalized Inventory	12,134	8,509
Accrued Rent	2,037	—
Inventory Impairment	1,347	—
Other	10,931	2,682
Valuation Allowance	(334)	(1,126)
Total Deferred Tax Assets	151,339	111,202
Deferred Tax Liabilities
Operating Right of Use Assets	$(82,360)	$(55,645)
Warrant Fair Value Derivative	(5,770)	(5,735)
Intangibles	(45,589)	(49,142)
RYM Note Receivable Settlement	(34,973)	—
Total Deferred Tax Liabilities	(168,692)	(110,522)
Net Deferred Tax Liabilities	$(17,353)	$680

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is maintained as of December 31, 2025 and 2024 in the amount of $334 thousand and $1,126 thousand, respectively.

As of December 31, 2025, the Company had $1,300 thousand of gross federal net operating loss carryforwards. Additionally, the Company had $3,779 thousand of gross state net operating loss carryforwards, if not claimed, begin to expire in 2031. The Company’s evaluation concluded that the majority of the net operating losses will be realized.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
	(in thousands)
Balance at Beginning of Year	$76,782	$66,492	$43,130
Gross increases related to tax positions in a prior period	64,042	3,304	8,919
Gross decreases related to tax positions in a prior period	(20,347)	(6,795)	(3,193)
Gross increases related to tax positions in the current period	84,975	14,218	17,676
Gross decreases related to tax positions in a current period	(2,104)	(437)	(40)
Balance at End of Year	$203,348	$76,782	$66,492

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2025, 2024 and 2023, we recognized $5,863 thousand, $4,726 thousand and $10,043 thousand of interest and penalties, respectively. As of December 31, 2025 and 2024 we have accrued for interest and penalties of $25,207 thousand and $19,344 thousand of interest and penalties, respectively. As of December 31, 2025, $22,806 thousand of unrecognized tax benefits are expected to be recovered over the next 12 months. We file income tax returns in the US, various state jurisdictions, and Canada, which jurisdictions have varying statutes of limitations. The US federal statute of limitation and state income tax returns generally remain open for the 2022 tax year to the present. Net operating loss arising prior to these years are also open to examination if and when utilized.

12. OTHER INCOME (EXPENSE)

For the years ended December 31, 2025, 2024 and 2023 other income (expense) was comprised of the following:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Fair value adjustments on equity investments	$(10,856)	$(3,194)	$(17,868)
Net gain on divestitures of intellectual property	29,876	—	—
Gain on extinguishment of debt	—	—	1,283
Fair value adjustments on warrants liability	68	2,691	1,403
Loss from equity method investments	(10,812)	(8,686)	(1,166)
Other	74	95	141
Total Other Income (Expense)	$8,350	$(9,094)	$(16,207)

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

Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify contingent liabilities for contracts. Contingent consideration is measured upon acquisition and is estimated using probability weighting of potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation are recognized in the Company's consolidated statements of operations.

(a)
Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, sanctions, restrictions on its operations, or losses of licenses and permits that could result in the Company ceasing operations in that specific state or local jurisdiction. While management believes that the Company is in compliance with applicable local and state regulations at December 31, 2025 and 2024, cannabis and other regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(b)
Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of December 31, 2025:

In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. On June 25, 2025, the Company received the Final Judgment from the court ruling in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. As a result, the Company accrued the amount of probable loss that can reasonably be estimated within accrued liabilities on the Company's consolidated balance sheets.

In August 2025, the Company appealed the Final Judgment with a Notice of Appeal. Under the Rules of Court, the Company was provided a stay on the enforcement of the Final Judgment upon posting a supersedeas bond in the amount of the Final Judgment plus interest and costs through the appeal period. As of December 31, 2025, the Company held the bond in the amount of $9,284 thousand within restricted cash and cash equivalents on the Company's consolidated balance sheets.

At December 31, 2025 and 2024, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c)
Construction Commitments

As of December 31, 2025, the Company held approximately $2,900 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

For the Company’s long-term notes payable (the Credit Facility and mortgage notes), for which there were no quoted market prices or active trading markets, it was not practicable to estimate the fair value of these financial instruments. The carrying amount of notes payable at December 31, 2025 and 2024 was $244,896 thousand and $254,958 thousand, which includes $18,495 thousand and $12,062 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements.

The following tables summarize the Company’s financial instruments which are measured at fair value as of December 31, 2025 and 2024:

	As of December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$274,298	$—	$—	$274,298
Restricted Cash and Cash Equivalents	10,984	—	—	10,984
Investments	—	—	32,720	32,720
	$285,282	$—	$32,720	$318,002

	As of December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	$171,687	$—	$—	$171,687
Investments	—	—	43,578	43,578
Warrant Liability	—	—	(68)	(68)
	$171,687	$—	$43,510	$215,197

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

15. RELATED PARTY TRANSACTIONS WITH AFFILIATED ENTITIES

On November 5, 2024, the Company acquired a noncontrolling financial interest in Agrify Corporation (now known as RYTHM Inc. and referred to herein as “RYM”), in exchange for $15,000 thousand in cash and $3,280 thousand in Subordinate Voting Shares of Green Thumb. As part of the transaction, the Company also acquired warrants that would allow the Company to extend its ownership stake if exercised, subject to certain beneficial ownership limitations - all of which remained outstanding as of December 31, 2025 and 2024, respectively. In addition, on November 5, 2024, the Company extended a convertible secured note to RYM (the “Original Notes”), the carrying value of which was $10,000 thousand as of such date. The Original Notes, bear interest at an annualized rate of 10%.

Benjamin Kovler, Chairman and Chief Executive Officer of Green Thumb, and Armon Vakali, Vice President, Strategic Initiatives and Partnerships of Green Thumb, were appointed by RYM's Board of Directors to serve as RYM's Chairman and Interim Chief Executive Officer and member of RYM's Board, respectively.

On May 20, 2025, Green Thumb entered into an agreement with RYM whereby Green Thumb agreed to sell its intellectual property in its incredibles brand as well as its hemp business, operated in its former subsidiary, Core Growth LLC for $5,075 thousand in cash. As part of the transaction, RYM agreed to license the intellectual property back to Green Thumb allowing the Company to continue production and sale of incredibles branded cannabis products. As part of the transaction, the Company evaluated the repurchase rights in the sale agreement and concluded that they would not preclude the Company from accounting for the transaction as a sale. Separately, Green Thumb agreed to license its intellectual property in Beboe and RYM branded products to RYM (the “May Licensing Agreement”). As a result of the transaction, Green Thumb recorded a loss on the sale of $11,678 thousand within other income (expense) on the consolidated statements of operations.

On May 22, 2025, RYM and Green Thumb amended the Original Notes to allow Green Thumb to receive pre-funded warrants in lieu of shares of RYM upon conversion of the Original Notes. No other terms of the Original Notes were amended. In addition, Green Thumb extended an additional $27,000 thousand in convertible notes (the “May 2025 Notes”) to RYM, due November 22, 2026. Other than the amount and maturity date, all of the terms of the May 2025 Notes are consistent with the Original Notes, as amended.

On August 25, 2025, Green Thumb extended another Convertible Note in the amount of $45,000 thousand (the “August 2025 Notes”) to RYM. The August 2025 Notes mature on February 25, 2027, bear interest at an annualized rate of 10% and may be converted into shares of RYM or, at the election of the holder, into pre-funded warrants, subject to beneficial ownership limitations as well as applicable Nasdaq listing rules. If converted into common shares of RYM, such shares would be converted at a rate of $29.475 per share.

As of December 31, 2025 and 2024, accrued interest on the “Combined Notes” (the Original Notes, May 2025 Notes and August 2025 Notes, collectively) was $2,326 thousand and $156 thousand, respectively.

On August 27, 2025, Green Thumb sold its intellectual property rights in brands including RYTHM, Beboe, Dogwalkers, Doctor Solomon's, &Shine and Good Green for $50,000 thousand in cash. As part of the transaction, RYM agreed to license the intellectual property back to Green Thumb and cancel the May Licensing Agreement between RYM and the Company. Upon closing, Agrify Corporation formally changed its name to RYTHM, Inc. As a result of the transaction, Green Thumb recorded a gain on the sale of $41,554 thousand within other income (expense) on the consolidated statements of operations as of such date. As part of the transaction, the Company evaluated the repurchase rights in the sale agreement and concluded that they would not preclude the Company from accounting for the transaction as a sale. As of December 31, 2025, the Company owed RYM an immaterial amount in licensing fees in association with the licensing agreements. Such amount was included within accounts payable on the consolidated balance sheets.

On November 5, 2025, the Original Notes matured and were exchanged for 3,222,997 pre-funded warrants representing the principal amount plus accrued interest on the Original Notes. The pre-funded warrants were recorded at fair value, based on the trading price of RYM's stock price as traded on the NASDAQ exchange on the date of the transaction and resulted in a gain of $122,769 thousand which was included within other income (expense) on the consolidated statements of operations.

Green Thumb's investment in RYM had a carrying value of $152,374 thousand and $18,873 thousand as of December 31, 2025 and 2024, respectively. Such amounts were included within investment in associates on the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Company held a 32.5% and 34.0% ownership interest in RYM, respectively, and accounted for its investment using the equity method of accounting due to the significant influence Green Thumb has the ability to exert over RYM.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

15. RELATED PARTY TRANSACTIONS WITH AFFILIATED ENTITIES (Continued)

As of December 31, 2025 and 2024, Green Thumb performed various services for RYM, pursuant to two shared services agreements, pursuant to which the Company provides operational support for RYM, for which the Company was owed $3,186 thousand and $319 thousand, respectively.

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

The below table presents net revenue, significant expenses, and gross profit by segment for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues, Net of Discounts
Retail	$829,538	$824,726	$791,480
Consumer Packaged Goods	677,350	648,388	559,480
Intersegment Eliminations	(331,593)	(335,973)	(296,407)
Total Revenues, Net of Discounts	$1,175,295	$1,137,141	$1,054,553
Cost of Goods Sold
Retail	$531,468	$541,135	$517,845
Consumer Packaged Goods	434,486	367,573	326,384
Intersegment Eliminations	(365,552)	(372,676)	(316,171)
Total Cost of Goods Sold	$600,402	$536,032	$528,058
Gross Profit
Retail	$298,070	$283,591	$273,635
Consumer Packaged Goods	242,864	280,815	233,096
Intersegment Eliminations	33,959	36,703	19,764
Total Gross Profit	$574,893	$601,109	$526,495
Depreciation and Amortization
Retail	$56,092	$42,134	$37,568
Consumer Packaged Goods	89,357	71,076	63,222
Intersegment Eliminations	—	—	—
Total Depreciation and Amortization	$145,449	$113,210	$100,790

Goodwill assigned to the Retail segment as of December 31, 2025 and 2024 was $277,342 and $273,802 thousand, respectively. Intangible assets, net assigned to the Retail segment as of December 31, 2025 and 2024 was $251,846 thousand and $254,358 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of December 31, 2025 and 2024 was $314,809 thousand and $315,889 thousand, respectively. Intangible assets, net assigned to the Consumer Packaged Goods segment as of December 31, 2025 and 2024 was $184,835 thousand and $233,929 thousand, respectively.

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

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

17. SUBSEQUENT EVENTS

(a)
Claims and Litigation

Subsequent to the quarter, on February 5, 2026, the Company was notified of an arbitration award in favor of Green Thumb in relation to a 2018 agreement with Ascend Wellness Holdings Inc. (“Ascend”). On February 12, 2026, Ascend remitted $17,000 thousand to Green Thumb in order to settle the matter in accordance with the parties settlement agreement.

(b)
Syndicated Credit Facility

Subsequent to the quarter. on February 19, 2026, the Company amended its existing syndicated credit facility agreement, for the purpose of borrowing an additional $50,000 thousand (issued as “Amended Credit Facility”), as permitted under the original agreement. The Amended Credit Facility has terms which are consistent with the terms under the existing syndicated credit facility, which include, an interest rate at SOFR plus 500 basis points. The Amended Credit Facility increased the total amount borrowed to $200,000 thousand with a current principal balance of $188,750 thousand as of the date of the transaction.

Green Thumb Industries Inc.

Notes to Consolidated Financial Statements

(Amounts Expressed in Thousands of United States Dollars, Except Where Stated Otherwise)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected quarterly data for 2025 and 2024. The information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2025
Revenue, net of discounts	$279,540	$293,257	$291,369	$311,129	$1,175,295
Income from operations	42,482	39,433	36,741	19,044	137,700
Net income (loss) attributable to Green Thumb Industries, Inc.	8,306	(645)	23,288	83,203	114,152
Net income (loss) per share - basic	0.04	(0.01)	0.10	0.23	0.49
Net income (loss) per share - diluted	0.04	(0.01)	0.10	0.22	0.48
Weighted average number of common shares outstanding - basic	236,120,511	235,842,313	231,652,595	231,912,718	233,865,410
Weighted average number of common shares outstanding - diluted	236,822,468	235,842,313	233,535,805	234,391,318	236,874,553

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
2024
Revenue, net of discounts	$275,806	$280,147	$286,865	$294,323	$1,137,141
Income from operations	70,671	54,020	42,624	57,110	224,425
Net income attributable to Green Thumb Industries, Inc.	31,076	20,712	8,616	12,679	73,083
Net income per share - basic	0.13	0.09	0.04	0.05	0.31
Net income per share - diluted	0.13	0.09	0.04	0.04	0.30
Weighted average number of common shares outstanding - basic	236,759,731	237,416,373	236,303,348	236,848,914	236,827,774
Weighted average number of common shares outstanding - diluted	240,561,864	240,137,922	238,295,887	239,061,803	241,925,957

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Green Thumb Industries Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Green Thumb Industries Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Sale of Core Growth LLC, and Intellectual Property to RYTHM, Inc.

Critical Audit Matter Description

As described in Note 15 to the consolidated financial statements as of December 31, 2025, the Company entered into two complex contractual agreements with a related party: RYTHM, Inc. These transactions disposed of the Company’s Core Growth, LLC subsidiary and other intellectual property (Tradenames). Challenging and complex judgments were required in accounting for these transactions under the appropriate asset derecognition frameworks in accordance with US GAAP.

Auditing management’s evaluation of the technical conclusions drawn for each of these transactions required significant auditor judgment due to the reliance on the contractual structure underlying each of these transactions and the applicable accounting frameworks governing asset derecognition.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•
We tested the design and operating effectiveness of internal controls established surrounding management’s technical accounting conclusions over the sale of Core Growth, LLC and other intellectual property (Tradenames);
•
We evaluated the judgments and technical accounting conclusions used in management’s accounting for the following transactions:
o
May 20, 2025 loss on the sale of Core Growth LLC, including the sale of intellectual property rights in the incredibles brand and simultaneous license back of that intellectual property to the Company;
▪
Obtained and reviewed transaction agreements between the Company and RYTHM;
▪
Read and evaluated the Company’s technical analysis regarding the sale of the Company’s interest in Core Growth, LLC and the respective accounting determinations as follows;
•
Evaluated the Company’s determination that the disposition of Core Growth, LLC qualified as the sale of a business under ASC 805 – Business Combinations (“ASC 805”);
•
Evaluated the Company’s determination that the sale should be accounted for under the derecognition principles of ASC 810 – Consolidation (“ASC 810”), vs. ASC 610 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610”);
•
Evaluated repurchase rights present within the sales agreement. ASC 810 does not contemplate the derecognition of a business when the sale agreement includes repurchase features for the seller. In considering whether a failed-sale may exist, we examined analogous guidance underlying ASC 610. ASC 610 requires the derecognition of non-financial assets where repurchase arrangements are present examine the transaction by examining repurchase arrangement considerations as found in ASC 606, Revenue from Contracts with Customers (“ASC 606”). We evaluated repurchase rights in the sale agreement and whether they were (1) in control of either party and (2) aligned to conditions considered to be more than remote in likelihood at the date of the sale.

▪
We tested the inputs into the Company’s calculation of loss on sale to determine whether assets were derecognized and the loss on sale was the deficit of consideration received.
o
August 27, 2025 gain on sale of the Company’s intellectual property rights in various tradenames (the “Tradenames”) with a simultaneous license back of those tradenames to the Company;
▪
Obtained and reviewed transaction agreements between the Company and RYTHM;
▪
Read and evaluated the Company’s technical analysis regarding the sale of the Tradenames and the respective accounting determinations as follows;
•
Evaluated the Company’s determination that the disposition of the Tradenames did not qualify as the sale of a business under ASC 805 and that the corresponding derecognition should be accounted for under ASC 610 vs ASC 805.
•
Evaluated repurchase rights present within the Tradenames sales agreement. ASC 610 requires the derecognition of non-financial assets where repurchase arrangements are present to follow the requirements for repurchase arrangement considerations as found in ASC 606. We evaluated repurchase rights within the sales agreement and whether they were (1) in control of either party and (2) aligned to conditions considered to be more than remote in likelihood at the date of the sale.
▪
We tested the inputs into the Company’s calculation of gain on sale to determine whether assets were derecognized and the gain on sale was the excess of consideration received.

We have served as the Company’s auditor since 2021.

/s/ Baker Tilly US, LLP

Chicago, Illinois

February 25, 2026