Form 10-Q
period 2026-03-31
Green Thumb Industries Inc.
filed 2026-05-06
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026 there were 195,073,442 shares of the registrant’s Subordinate Voting Shares, 37,472 shares of the registrant’s Multiple Voting Shares and 201,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,”, "opportunity," “project,”“potential,” “risk,” “anticipate,” “believe,” “plan,” “forecast,” “suggests,” “continue” or “could” or the negative of these terms or variations of them or similar terms or expressions of similar meaning. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change; state regulation of cannabis is uncertain; the Company may not be able to obtain or maintain necessary permits and authorizations; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco Firearms and Explosives regulation; as a cannabis business, the Company is subject to applicable anti-money laundering laws and regulations and has restricted access to banking and other financial services; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where the Company carries on business; the Company faces intense competition; the Company faces competition from the illicit market as well as products that actually or purportedly comply with the Agricultural Improvement Act of 2018, as amended; the Company is dependent upon the popularity and consumer acceptance of its brand portfolio that the Company licenses from a third-party; the Company has limited trademark protection; as a cannabis business, the Company is subject to unfavorable tax treatment and may incur significant tax liability; as a cannabis company, the Company may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces exposure to fraudulent or illegal activity; the Company faces risks due to industry immaturity or limited comparable, competitive or established industry best practices; the Company faces risks related to its products; the Company’s business is subject to the risks inherent in agricultural operations; the Company faces an inherent risk of product liability or similar claims; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company may adversely be impacted by rising or volatile energy costs and availability; the Company faces risks related to its information technology systems and potential cyber-attacks and security breaches; the Company relies on third-party software providers for numerous capabilities that it depends upon to operate, and a disruption of one or more systems could adversely affect the Company’s business, financial condition and results of operations; the Company relies on the expertise of the Company management team and other employees experienced in the cannabis industry, and the loss of key personnel could negatively affect the Company’s business, financial condition and results of operations; the Company's voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and sales of substantial amounts of Subordinate Voting Shares by shareholders in the public market may have an adverse effect on the market price of the Company's Subordinate Voting Shares and could affect the Company’s business and financial condition and the results of operations. These and other risks and uncertainties are described further in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.gtigrows.com. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

(Amounts Expressed in United States Dollars)

	March 31,	December 31,
	2026	2025
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$344,512	$274,298
Restricted cash and cash equivalents	1,700	10,984
Accounts receivable, net	51,897	51,269
Income tax receivable	—	25,766
Convertible notes receivable from related party	72,000	27,000
Inventories, net	170,034	158,288
Prepaid expenses	12,426	11,168
Other current assets	21,281	18,398
Total current assets	673,850	577,171
Property and equipment, net	686,499	690,893
Right of use assets, net	237,728	239,662
Investments	32,664	32,720
Investments in associates	180,039	173,157
Note receivable	524	524
Convertible note receivable from related party	—	45,000
Intangible assets, net	424,108	436,681
Goodwill	591,764	592,151
Deposits and other assets	4,430	2,097
TOTAL ASSETS	$2,831,606	$2,790,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$20,084	$24,569
Accrued liabilities	75,265	88,498
Compensation payable	33,341	27,402
Current portion of notes payable	23,579	18,495
Current portion of lease liabilities	18,980	18,351
Income tax payable	22,906	—
Total current liabilities	194,155	177,315
Long-Term liabilities:
Lease liabilities, net of current portion	253,463	255,102
Notes payable, net of current portion and debt discount	266,344	226,401
Deferred income taxes	220,595	220,595
TOTAL LIABILITIES	934,557	879,413
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (shares authorized, issued and outstanding at March 31, 2026: unlimited, 202,013,135, and 202,013,135, respectively, at December 31, 2025: unlimited, 206,629,845, and 206,629,845, respectively)	—	—
Multiple Voting Shares (shares authorized, issued and outstanding at March 31, 2026: unlimited, 37,472 and 37,472, respectively, at December 31, 2025: unlimited, 37,472 and 37,472, respectively)	—	—
Super Voting Shares (shares authorized, issued and outstanding at March 31, 2026: unlimited, 201,690 and 201,690, respectively, at December 31, 2025: unlimited, 201,690 and 201,690, respectively)	—	—
Share capital	1,789,894	1,780,590
Contributed deficit	(77,697)	(40,576)
Accumulated earnings	180,814	165,417
Equity of Green Thumb Industries Inc.	1,893,011	1,905,431
Noncontrolling interests	4,038	5,212
TOTAL SHAREHOLDERS’ EQUITY	1,897,049	1,910,643
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,831,606	$2,790,056

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2026 and 2025

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues, net of discounts	$300,190	$279,540
Cost of goods sold	(156,545)	(136,265)
Gross profit	143,645	143,275
Expenses:
Selling, general, and administrative	102,911	100,793
Total expenses	102,911	100,793
Income from operations	40,734	42,482
Other income (expense):
Other income (expense), net	22,967	(24)
Interest income	4,603	2,123
Interest expense, net	(5,165)	(4,865)
Total other income (expense)	22,405	(2,766)
Income before provision for income taxes and non-controlling interest	63,139	39,716
Provision for income taxes	48,092	31,315
Net income before non-controlling interest	15,047	8,401
Net income (loss) attributable to non-controlling interest	(350)	95
Net income attributable to Green Thumb Industries Inc.	$15,397	$8,306
Net income per share - basic	$0.07	$0.04
Net income per share - diluted	$0.07	$0.04
Weighted average number of shares outstanding - basic	230,596,682	236,120,511
Weighted average number of shares outstanding - diluted	231,827,061	236,822,468

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Surplus (Deficit)	Deferred Share Issuance	Accumulated Earnings	Non-Controlling Interest	Total
	(in thousands)
Balance, January 1, 2025	$1,758,504	$(26,854)	$6,362	$51,265	$(197)	$1,789,080
Issuance of shares associated with investment interests	630	—	—	—	—	630
Distribution of deferred shares	6,362	—	(6,362)	—	—	—
Exercise of options and RSUs	1,957	(607)	—	—	—	1,350
Net share settlement of equity awards	3,125	(4,803)	—	—	—	(1,678)
Stock-based compensation	—	10,309	—	—	—	10,309
Distributions to non-controlling interest holders	—	—	—	—	(713)	(713)
Repurchase of Subordinate Voting Shares	—	(1,038)	—	—	—	(1,038)
Net income	—	—	—	8,306	95	8,401
Balance, March 31, 2025	$1,770,578	$(22,993)	$—	$59,571	$(815)	$1,806,341

Balance, January 1, 2026	$1,780,590	$(40,576)	$—	$165,417	$5,212	$1,910,643
Exercise of options and RSUs	263	(225)	—	—	—	38
Net share settlement of equity awards	9,041	(14,116)	—	—	—	(5,075)
Stock-based compensation	—	10,517	—	—	—	10,517
Distributions to non-controlling interest holders	—	—	—	—	(824)	(824)
Repurchase of Subordinate Voting Shares	—	(33,297)	—	—	—	(33,297)
Net income (loss)	—	—	—	15,397	(350)	15,047
Balance, March 31, 2026	$1,789,894	$(77,697)	$—	$180,814	$4,038	$1,897,049

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$15,397	$8,306
Net (loss) income attributable to non-controlling interest	(350)	95
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,413	29,411
Amortization of operating lease right of use assets	13,448	12,768
Loss on disposal of property and equipment	584	1,089
(Earnings) loss on equity method investments	(6,470)	110
Reserve for obsolete inventory expense	102	—
Stock-based compensation	10,517	10,309
Increase in fair value of investments	—	(25)
Interest on notes receivable	(810)	(474)
Decrease in fair value of warrants	—	(66)
Gain on settlement of shares issued in association with investment interests	—	(20)
Fair value adjustments on related party warrants	1,122	—
Interest on related party convertible notes receivable	(1,760)	(250)
Amortization of debt discount	164	160
Changes in operating assets and liabilities:
Accounts receivable, net	(628)	5,372
Inventories	(11,772)	(8,174)
Prepaid expenses and other current assets	(1,290)	601
Deposits and other assets	(2,322)	(2,192)
Accounts payable	(4,616)	(5,459)
Accrued liabilities	(4,078)	2,964
Operating lease liabilities	(12,523)	(11,566)
Income tax receivable and payable, net	48,671	31,260
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	75,799	74,219
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,856)	(29,839)
Proceeds from disposal of property and equipment	—	—
Investments in securities and associates	(1,775)	(735)
Proceeds from equity investments and notes receivable	56	6
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(20,575)	(30,568)
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to non-controlling interest holders	(824)	(713)
Repurchase of Subordinate Voting Shares	(33,297)	(1,038)
Payments for taxes related to net share settlement of equity awards	(5,075)	(1,678)
Proceeds from exercise of options	38	1,350
Proceeds, net from issuance of notes payable	49,490	—
Principal repayment of notes payable	(4,626)	(2,677)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,706	(4,756)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	60,930	38,895
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	285,282	171,687
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS END OF PERIOD	$346,212	$210,582

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,221	$5,476
Taxes paid	$155	$51
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(3,213)	$(7,660)
Noncash change in right of use asset	$(2,496)	$124
Noncash change in lease liability	$2,496	$(124)
Issuance of shares associated with investment interests	$—	$630
Distribution of deferred shares	$—	$(6,362)
ACQUISITIONS AND DISPOSITIONS
Inventories	$77	$—
Prepaid expenses	41	—
Property and equipment	1,278	—
Identifiable Intangible assets	(890)	—
Goodwill	(388)	—
Deposits and other assets	12	—
Liabilities assumed	(130)	—
	$—	$—
RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$344,512	$210,582
Restricted cash	1,700	—
TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICED CASH	$346,212	$210,582

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb manufactures and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles, and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb's own Retail stores (which we refer to as our Retail business). The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of March 31, 2026, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,900 people and serves millions of patients and customers annually.

The Company’s registered office is located at 250 Howe Street, 20th Floor, Vancouver, British Columbia, V6C 3R8. The Company’s U.S. headquarters are at 325 W. Huron St., Suite 700, Chicago, IL 60654.

(b) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Green Thumb and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

(c) Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2025 Form 10-K.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units, stock options and warrants. As of March 31, 2026, the Company had 7,549,128 options, 7,298,323 restricted stock units and 1,702,347 warrants outstanding. As of March 31, 2025, the Company had 7,454,997 options, 6,990,745 restricted stock units and 1,811,075 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested restricted stock units, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted earnings per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

the three months ended March 31, 2026 and 2025, the computation of diluted earnings per share included 1,230,378 and 701,957 restricted stock units, respectively. There were no dilutive options or warrants during the three months ended March 31, 2026 and 2025, as the relevant strike prices were greater than the average stock price during those periods. For the three months ended March 31, 2026 and 2025, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 492,760 and 1,346,760, respectively.

(e) Recently Issued Accounting Standards

(i)
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the business for disclosure.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

2. INVENTORIES

The Company’s inventories include the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Raw material	$1,721	$1,300
Packaging and miscellaneous	12,596	12,223
Work in process	82,016	80,665
Finished goods	79,560	70,007
Reserve for obsolete inventory	(5,859)	(5,907)
Total inventories, net	$170,034	$158,288

3. PROPERTY AND EQUIPMENT

At March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Buildings and improvements	$364,409	$361,898
Equipment, computers and furniture	238,458	230,532
Leasehold improvements	280,824	277,518
Land	35,207	35,207
Land improvements	6,121	6,312
Assets under construction	24,568	22,854
Capitalized interest	35,083	34,763
Total property and equipment	984,670	969,084
Less: accumulated depreciation	(298,171)	(278,191)
Property and equipment, net	$686,499	$690,893

Assets under construction represent costs associated with construction projects related to cultivation and production facilities and retail stores.

Depreciation expense for the three months ended March 31, 2026 totaled $20,730 thousand, of which $13,229 thousand is included in cost of goods sold. Depreciation expense for the three months ended March 31, 2025 totaled $16,837 thousand, of which $10,749 thousand is included in cost of goods sold.

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

At March 31, 2026 and December 31, 2025, intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and permits	$681,749	$258,066	$423,683	$682,639	$246,669	$435,970
Trademarks	1,430	1,069	361	1,430	1,027	403
Customer relationships	15,140	15,076	64	15,140	14,832	308
Total intangible assets	$698,319	$274,211	$424,108	$699,209	$262,528	$436,681

The Company recorded amortization expense for the three months ended March 31, 2026 and 2025 of $11,683 thousand and $12,574 thousand, respectively. As of March 31, 2026 and December 31, 2025, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

The following table outlines the estimated annual amortization expense related to intangible assets as of March 31, 2026:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2026	$34,314
2027	45,667
2028	45,569
2029	45,500
2030	45,458
2031 and thereafter	207,600
$424,108

As of March 31, 2026, the weighted average amortization period remaining for intangible assets was 9.58 years.

(b) Goodwill

At March 31, 2026 and December 31, 2025 the balances of goodwill, by segment, consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Retail	$276,955	$277,342
Consumer packaged goods	314,809	314,809
Total	$591,764	$592,151

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, there were no conditions present that would require consideration as to whether an impairment test was necessary.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of March 31, 2026 and December 31, 2025, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $32,664 thousand and $32,720 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the three months ended March 31, 2026 and year ended December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Beginning	$32,720	$43,578
Additions	—	432
Proceeds	(56)	(150)
Fair value adjustments	—	(10,998)
Transfers and other	—	(142)
Ending	$32,664	$32,720

(a) Equity Investments

The Company invests in both publicly traded and privately held cannabis and cannabis-related companies. Generally, publicly traded entities have readily determinable fair values and are classified as Level 1 investments. Meanwhile, non-publicly traded entities generally do not have readily determinable fair values and are classified as Level 3 investments. The Company has classified all of its holdings as trading securities and recorded such amounts within investments on the Company's unaudited interim condensed consolidated balance sheet. There were no unrealized gains or losses recognized on the Company's equity investments held during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the Company held no Level 1 equity investments.

The fair value of Company's Level 3 equity investments as of the three months ended March 31, 2026 and 2025 was $29,775 thousand and $36,487 thousand, respectively. During the three months ended March 31, 2026 and 2025, the Company's Level 3 equity investments had no changes in fair value.

See Note 12 - Fair Value Measurements for additional details.

(b) Notes Receivable Instruments

The Company invests in both publicly traded and privately held cannabis and cannabis-related companies by providing financing through notes receivable instruments. The fair value of these notes receivable instruments include the initial investment and contractual accrued interest recorded within interest income on the unaudited interim condensed consolidated statements of operations.The Company has classified all of its notes receivable instruments as trading securities and included such amounts within investments on the Company's unaudited interim condensed consolidated balance sheets.

As of March 31, 2026, the Company held no Level 1 notes receivable instruments.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(b) Notes Receivable Instruments (Continued)

The following table summarizes the change in the Company's Level 3 notes receivable instruments during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning	$2,945	$7,091
Proceeds	(56)	—
Accrued interest	—	25
Transfers and other	—	(142)
Ending	$2,889	$6,974

The Company's Level 3 notes receivable instruments had stated interest rates of 10.0% and terms of five years.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three months ended March 31, 2026 and 2025, the Company recorded operating lease expense of $13,448 thousand and $12,768 thousand, respectively.

Other information related to operating leases as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	9.61	9.80
Weighted average discount rate	12.13%	12.16%

Maturities of lease liabilities for operating leases as of March 31, 2026 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total

	(in thousands)
Remainder of 2026	$37,950	$395	$38,345
2027	50,474	491	50,965
2028	49,210	282	49,492
2029	45,769	287	46,056
2030	43,571	293	43,864
2031 and thereafter	258,164	475	258,639
Total lease payments	485,138	2,223	487,361
Less: interest	(214,325)	(593)	(214,918)
Present value of lease liability	$270,813	$1,630	$272,443

(b) Related Party Operating Leases

Mosaic Real Estate, LLC, which owns certain facilities leased by the Company, is owned in part by Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). For the three months ended March 31, 2026 and 2025, the Company recorded lease expense of $126 thousand, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. NOTES PAYABLE

At March 31, 2026 and December 31, 2025, notes payable consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Syndicated credit facility[1]	$186,761	$140,909
Mortgage notes[2]	103,162	103,987
Total notes payable	289,923	244,896
Less: current portion of notes payable	(23,579)	(18,495)
Notes payable, net of current portion	$266,344	$226,401

1 As of March 31, 2026 and December 31, 2025, the Credit Facility (as defined below in Section (a) of this Note 7), had an outstanding principal balance of $188,750 thousand and $142,500 thousand, respectively. The Credit Facility was issued at a discount, the carrying value of which was $1,989 thousand and $1,591 thousand as of March 31, 2026 and December 31, 2025, respectively. The Credit Facility matures on September 11, 2029.

2 The Company has issued mortgage notes in connection with various operating properties at an aggregate value of $112,285 thousand as of March 31, 2026 and December 31, 2025. The mortgage notes were issued at a discount, the carrying value of which was $747 thousand and $799 thousand, and are presented net of principal payments of $8,376 thousand and $7,499 thousand as of March 31, 2026 and December 31, 2025, respectively. These mortgage notes mature between December 31, 2028 and June 5, 2035 with interest rates ranging between 5.00% and 7.77%.

(a) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility led by Valley National Bank, which was amended on February 19, 2026 via Amendment No. 1 thereto to increase the total amount borrowed to $200,000 thousand (as amended, the “Credit Facility”). The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at SOFR plus 500 basis points, payable quarterly. As of March 31, 2026, the floating interest rate on the Credit Facility was 8.67%.

The Credit Facility includes certain covenants which require the Company to maintain a debt service coverage ratio of 1.5 to 1.0, a funded debt to Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) (see “Non-GAAP Measures” below for additional information on Adjusted EBITDA) ratio no greater than 3.5 to 1.0, and a tangible net worth of at least $500 thousand. As of March 31, 2026, the Company was in compliance with all covenants associated with the Credit Facility.

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

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2026	206,629,845	37,472	201,690
Issuance of shares upon exercise of options	5,000	—	—
Issuances of shares upon vesting of RSUs	1,423,290	—	—
Repurchase of Super Voting Shares	(6,045,000)	—	—
As at March 31, 2026	202,013,135	37,472	201,690

(i) Repurchase of Subordinate and Super Voting Shares

On September 23, 2025, the Company's Board of Directors authorized a new share repurchase program that commenced immediately following the expiration of the Company's previous share repurchase program. The new program authorizes the Company to repurchase its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. On April 21, 2026, the Company’s Board of Directors authorized an expansion of the share repurchase program such that the Company may purchase Subordinate Voting Shares at an aggregate cost of up to $150,000 thousand.

During the three months ended March 31, 2026, the Company repurchased approximately 6,045,000 Subordinate Voting Shares for approximately $33,300 thousand, at an average price of $5.51 per share.

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

In June 2018, the Company established the Green Thumb Industries Inc. 2018 Stock and Incentive Plan, which was amended by Amendment No. 1, Amendment No. 2 Amendment No. 3 and Amendment No. 4 thereto (as amended, the “Plan”). The maximum number of Restricted Stock Units (“RSUs”) and options outstanding under the Plan at any time shall not exceed 15% of the then issued and outstanding shares on an as-converted basis.

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

The following table summarizes Stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2025	7,692,764	$10.65	3.78
Granted	—	—
Exercised	(5,000)	7.59
Forfeited	(138,636)	17.44
Balance as of March 31, 2026	7,549,128	$10.24	3.46
Exercisable as of March 31, 2026	6,165,052	$5.74	0.23

As permitted under ASC 718, the Company has made an accounting policy choice to account for forfeitures when they occur.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

8. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes the number of unvested RSU awards as of March 31, 2026 and December 31, 2025 and the changes during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2025	9,518,293	$8.30
Granted	107,681	6.84
Forfeited	(904,361)	7.56
Vested	(1,423,290)	8.36
Unvested Shares at March 31, 2026	7,298,323	$8.27

The stock-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock options expense	$1,252	$2,093
Restricted stock units	9,265	8,216
Total stock based compensation expense	$10,517	$10,309

As of March 31, 2026, $50,546 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.59 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$63,139	$39,716
Income tax expense	48,092	31,315
Effective tax rate	76.2%	78.8%

The effective tax rates for the three months ended March 31, 2026 and 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. OTHER INCOME (EXPENSE)

For the three months ended March 31, 2026 and 2025 other income (expense) was comprised of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Fair value adjustments on related party warrants	$(1,122)	$—
Fair value adjustments on warrants liability	—	66
Gain from settlement of arbitration award	17,000	—
Earnings (loss) from equity method investments	6,470	(110)
Other	619	20
Total other income (expense)	$22,967	$(24)

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of March 31, 2026:

(i)
In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. The court ruled in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. On March 27, 2026, the Company and plaintiff entered into a settlement agreement whereby the Company remitted $6,750 thousand to plaintiff in full satisfaction of all claims against the Company. As of March 31, 2026, the matter was fully resolved.
(ii)
On February 5, 2026, the Company was notified of an arbitration award in favor of Green Thumb in relation to a 2018 agreement with Ascend Wellness Holdings Inc. (“Ascend”). On February 12, 2026, Ascend remitted $17,000 thousand to the Company in order to settle the matter in accordance with the parties’ settlement agreement. For the three months ended March 31, 2026, such amount was included within other income (expense) on the unaudited interim condensed consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of March 31, 2026, the Company held approximately $5,800 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of the Credit Facility and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at March 31, 2026 and December 31, 2025 was $289,923 thousand and $244,896 thousand, respectively, which includes $23,579 thousand and $18,495 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of March 31, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$344,512	$—	$—	$344,512
Restricted cash and cash equivalents	1,700	—	—	1,700
Investments	—	—	32,664	32,664
	$346,212	$—	$32,664	$378,876

	As of December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$274,298	$—	$—	$274,298
Restricted cash and cash equivalents	10,984	—	—	10,984
Investments	—	—	32,720	32,720
	$285,282	$—	$32,720	$318,002

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

The below table presents revenues by type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues, net of discounts
Retail	$208,060	$198,672
Consumer packaged goods	167,539	170,284
Intersegment eliminations	(75,409)	(89,416)
Total revenues, net of discounts	$300,190	$279,540
Cost of goods sold
Retail	$125,248	$133,353
Consumer packaged goods	104,141	99,790
Intersegment eliminations	(72,844)	(96,878)
Total cost of goods sold	$156,545	$136,265
Gross profit
Retail	$82,812	$65,319
Consumer packaged goods	63,398	70,494
Intersegment eliminations	(2,565)	7,462
Total gross profit	$143,645	$143,275
Depreciation and amortization
Retail	$13,172	$11,088
Consumer packaged goods	19,241	18,323
Intersegment eliminations	—	—
Total depreciation and amortization	$32,413	$29,411

Goodwill assigned to the Retail segment as of March 31, 2026 and December 31, 2025 was $276,955 thousand and $277,342 thousand, respectively. Intangible assets, net assigned to the Retail segment as of March 31, 2026 and December 31, 2025 was $244,509 thousand and $251,846 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of March 31, 2026 and December 31, 2025 was $314,809 thousand at each period end. Intangible assets, net assigned to the Consumer Packaged Goods segment as of March 31, 2026 and December 31, 2025 was $179,599 thousand and $184,835 thousand, respectively.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14. RELATED PARTY TRANSACTIONS WITH AFFILIATED ENTITIES

The Company acquired a noncontrolling financial interest in Agrify Corporation (now known as RYTHM Inc. or “RYM”) in November 2024. In connection with the transaction, Benjamin Kovler, Chairman and Chief Executive Officer and Armon Vakali, Vice President, Strategic Initiatives and Partnerships, both of Green Thumb, began serving as RYM's Chairman and Interim Chief Executive Officer and member of RYM's Board, respectively. The following is a summary of transactions between Green Thumb and RYM:

a)
Equity Method Investment:

As of March 31, 2026 and December 31, 2025, the Company held approximately 33% ownership interest in RYM and accounted for the investment using the equity method of accounting. As of each of those periods then ended, the Company's investment in RYM had a carrying value of $159,491 thousand and $152,374 thousand, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded earnings (losses) from its ownership interest in RYM of $6,479 thousand and ($650) thousand, respectively, within other income (expense) on the Company's unaudited interim condensed consolidated statements of operations.

b)
Convertible Notes Receivable:

The Company extended convertible notes receivable (the “May 2025 Notes” and “August 2025 Notes”) to RYM in the previous year. The following amounts were held by the Company as of as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
	(in thousands)
May 2025 Notes - maturing November 22, 2026	$27,000	$27,000
August 2025 Notes - maturing February 25, 2027	45,000	—
Curret convertible notes receivable from RYM	$72,000	$27,000

The May and August 2025 Notes bear interest of 10% per annum and are convertible into shares of RYM or pre-funded warrants at maturity. As of the year ended December 31, 2025, the August 2025 Notes were classified as non-current and, accordingly, were included within non-current notes receivable from related parties on the Company's unaudited interim condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, accrued interest associated with the Company's convertible notes receivable from RYM totaled $600 thousand and $2,326 thousand, respectively.

c)
Licensing and Management Services Agreements:

In May and August 2025, Green Thumb sold its intellectual property rights in brands including RYTHM, incredibles, Beboe, Dogwalkers, Doctor Solomon's, &Shine and Good Green to RYM. As part of the transaction, RYM agreed to license the intellectual property rights back to Green Thumb in exchange for a licensing fee (the “License Agreements”). As of March 31, 2026, the Company incurred $8,978 thousand in license fees that were recorded within cost of sales on the Company's unaudited interim condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company owed RYM $6,621 thousand and $6,801 thousand, respectively in association with the License Agreements. Such amounts were included within accounts payable on the unaudited interim condensed consolidated balance sheets.

On March 31, 2026, the License Agreements were amended to replace the prior revenue-based fee structure with fixed annual licensing fees of $70,000 thousand, payable in monthly installments. The fees are subject to an annual increase equal to two times a Consumer Price Index-based escalator. No other terms of the License Agreements were modified. The amendment became effective on April 1, 2026.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

14. RELATED PARTY TRANSACTIONS WITH AFFILIATED ENTITIES (Continued)

c)
Licensing and Management Services Agreements (Continued):

Separately, the Company routinely provides operational support services to RYM pursuant to two shared services agreements, for which the Company was owed $3,235 thousand and $3,186 thousand, respectively.

15. SUBSEQUENT EVENTS

(a)
Repurchase of Subordinate and Super Voting Shares

On April 21, 2026, the Company's Board of Directors authorized an increase in its most recent share repurchase program such that the Company may purchase Subordinate Voting Shares at an aggregate cost of up to $150,000 thousand. In addition, on that same date, the Company entered into a securities purchase agreement to purchase 7,393,787 Subordinate voting shares at a price of $6.00 per share.

(b)
Rescheduling of Medical Marijuana

On April 23, 2026, the U.S. Department of Justice (“DOJ”) issued a Final Order (the “Order”) immediately placing both Food and Drug Administration (“FDA”) approved marijuana products and state-regulated medical marijuana products in Schedule III of the Controlled Substances Act (“CSA”). The Order establishes a bifurcated framework by immediately rescheduling the following into Schedule III: (1) FDA-approved drug products containing marijuana, and (2) marijuana subject to a qualifying state medical marijuana license. All other marijuana, including unlicensed bulk marijuana and marijuana operated under adult-use state programs, remains in Schedule I of the CSA. Simultaneously, the DOJ initiated an expedited administrative hearing process to consider broader rescheduling of marijuana, which will commence on June 29, 2026 and complete on July 15, 2026.

As a result, holders of state medical marijuana licenses will no longer be subject to section 280E of the IRC. The Company is evaluating the impact here while awaiting further guidance from the IRS.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three months ended March 31, 2026 and 2025. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of March 31, 2026 and the consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026 (the “2025 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in the ‘‘Risks and Uncertainties’’ section of this MD&A and in Part I, Item 1A, “Risk Factors of the 2025 Form 10-K.” As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information.

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. As of March 31, 2026, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,900 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of cannabis consumer packaged goods brands, including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM (which we refer to as our Consumer Packaged Goods business). The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business). The Company developed and acquired its consumer packaged goods brands over the course of the Company's operating history and then, in transactions that closed on May 20, 2025 and August 27, 2025, the Company, through sales of equity interests of indirectly owned subsidiaries, sold the intellectual property related to those brands to RYTHM, Inc (formerly known as Agrify Corporation, and referred to herein as "RYM"). In connection with this sale, the Company entered into licensing arrangements with RYM for the Company's continued, exclusive use of these brands for cannabis products in its existing markets. On March 31, 2026, the License Agreements were amended to replace the revenue-based fee structure with fixed annual licensing fees. The amendment became effective on April 1, 2026. As of March 31, 2026, the Company owns approximately 33% of the outstanding shares of common stock of RYM.

The Company’s Consumer Packaged Goods portfolio is primarily generated from plant material that Green Thumb grows and processes itself, which we use to produce our consumer packaged goods in twenty manufacturing facilities. This portfolio consists of cannabis product categories, including flower, pre-rolls, concentrates, vape, capsules, tinctures, edibles, topicals, as well as other cannabis-related products across a range of stock keeping units ("SKUs") (none of which are individually material to the Company).

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers a variety of high-quality products at multiple price points and provide excellent service. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries are located in the fourteen states in which we operate. As of March 31, 2026, the Company had 114 open and operating Retail stores. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing and other permissions, construction considerations and subject to the Company’s capital allocation plans as described under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 and (ii) unaudited interim condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended March 31,		QTD Change
	2026	2025	$	%
	(in thousands, except share and per share amounts)		Increase (Decrease)
Revenues, net of discounts	$300,190	$279,540	$20,650	7%
Cost of goods sold	(156,545)	(136,265)	20,280	15%
Gross profit	143,645	143,275	370	0%
Expenses:
Selling, general, and administrative	102,911	100,793	2,118	2%
Total expenses	102,911	100,793	2,118	2%
Income from operations	40,734	42,482	(1,748)	(4)%
Total other income (expense)	22,405	(2,766)	(25,171)	(910)%
Income before provision for income taxes and non-controlling interest	63,139	39,716	23,423	59%
Provision for income taxes	48,092	31,315	16,777	54%
Net income before non-controlling interest	15,047	8,401	6,646	79%
Net income (loss) attributable to non-controlling interest	(350)	95	(445)	(468)%
Net income attributable to Green Thumb Industries Inc.	$15,397	$8,306	$7,091	85%
Net income per share - basic	$0.07	$0.04	$0.03	75%
Net income per share - diluted	$0.07	$0.04	$0.03	75%
Weighted average number of shares outstanding – basic	230,596,682	236,120,511
Weighted average number of shares outstanding – diluted	231,827,061	236,822,468

	March 31, 2026	December 31, 2025
	(in thousands)
Total assets	$2,831,606	$2,790,056
Long-Term liabilities	$740,402	$702,098

Revenue Streams

The Company has consolidated financial statements across its operating businesses with revenue from the manufacture, sale and distribution of branded cannabis products to third-party retail customers as well as the sale of finished products to consumers in its retail stores.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenues, net of Discounts

Revenue for the three months ended March 31, 2026 was $300,190 thousand, up 7% from $279,540 thousand during the three months ended March 31, 2025. Key performance drivers for the period included: (i) launch of adult-use sales in Minnesota which began on September 17, 2025, (ii) growth in existing markets, particularly in Florida, Ohio and New York; and (iii) revenue generated from new Retail stores opened in the current period, offset by price compression and increased competition in select markets.

The Company generated revenue from 114 Retail stores during the quarter compared to 103 in the same quarter of the prior year. Retail revenues made up 69% of total revenues during the three months ended March 31, 2026 as compared to 71% during the three months ended March 31, 2025. Since March 31, 2025, the Company opened or acquired eleven Retail stores.

Consumer Packaged Goods revenues made up 31% of total revenues during the three months ended March 31, 2026 as compared to 29% during the three months ended March 31, 2025. The key drivers for the increase in Consumer Packaged Goods revenue was the launch of adult-use sales in Minnesota, as described above, as well as continued growth in existing markets, particularly in Illinois, Massachusetts, Ohio, and New York, partially offset by price compression and increased competition in select markets.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended March 31, 2026 was $156,545 thousand, up 15% from $136,265 thousand for the three months ended March 31, 2025, driven by continued growth in existing markets, particularly in Florida, Ohio and New York, legalization of adult-use sales in Minnesota as described above, and new and acquired Retail store openings since March 31, 2025. In addition, during the three months ended March 31, 2026, the Company incurred licensing fees of $8,978 thousand in conjunction with its brand licensing agreements.

Gross Profit

Gross profit for the three months ended March 31, 2026 was $143,645 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 48%. This is compared to gross profit for the three months ended March 31, 2025 of $143,275 thousand, or a 51% gross margin. The decrease in gross margin was primarily driven by licensing fees incurred in the current period and price compression as discussed above.

Total Expenses

Total expenses for the three months ended March 31, 2026 were $102,911 thousand, or 34% of revenues, net of discounts, an increase of $2,118 thousand compared to the same period in the prior year. Total expenses for the three months ended March 31, 2025 were $100,793 thousand or 36% of revenues, net of discounts. The increase in total expenses was primarily attributable to overall salary and benefits of corporate staff and increased costs associated with the opening, acquiring and operation of Retail stores as described above.

Total Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2026 was $22,405 thousand, an increase of $25,171 thousand, primarily due to a one-time arbitration settlement of $17,000 thousand and income associated with the Company's related party equity method investment in RYM during the three months ended March 31, 2026.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended March 31, 2026 was $63,139 thousand, an increase of $23,423 thousand compared to the three months ended March 31, 2025.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $10,517 thousand and $10,309 thousand in the three months ended March 31, 2026 and 2025, respectively, and other nonoperating expenses (income), of $870 thousand and $3,045 thousand in three months ended March 31, 2026 and 2025, respectively, Adjusted EBITDA was $84,534 thousand and $85,247 thousand, respectively. In addition, Adjusted EBITDA excluding the licensing fees recorded in conjunction with the Company's licensing agreement with RYM (“Normalized EBITDA”) was $93,512 thousand for the three months ended March 31, 2026.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended March 31, 2026, federal and state income tax expense totaled $48,092 thousand compared to expense of $31,315 thousand for the three months ended March 31, 2025.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		QTD Change
	2026	2025	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$208,060	$198,672	$9,388	5%
Consumer Packaged Goods	167,539	170,284	(2,745)	(2)%
Intersegment eliminations	(75,409)	(89,416)	(14,007)	(16)%
Total revenues, net of discounts	$300,190	$279,540	$20,650	7%

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

Revenues, net of discounts, for the Retail segment were $208,060 thousand, an increase of $9,388 thousand or 5%, compared to the three months ended March 31, 2025. The increase in Retail revenues, net of discounts, was primarily driven by (i) launch of adult-use sales in Minnesota which began on September 17, 2025, (ii) growth in existing markets, particularly in Connecticut and Florida; and (iii) revenue generated from new Retail stores opened in the current period, offset by price compression and increased competition in select markets.

Revenues, net of discounts, for the Consumer Packaged Goods Segment were $167,539 thousand, a decrease of $2,745 thousand or 2%, compared to the three months ended March 31, 2025. The decrease in Consumer Packaged Goods revenues, net of discounts, was primarily due to price compression and increased competition, partially offset by the launch of adult-use sales in Minnesota, which began on September 17, 2025.

Intersegment eliminations associated with the Consumer Packaged Goods Segment were $75,409 thousand, a decrease of $14,007 thousand or 16% compared to the three months ended March 31, 2025. The decrease in intersegment eliminations was driven by a reduction in sales to Green Thumb operated Retail stores. The Consumer Packaged Goods revenues, net of intersegment eliminations, made up 31% of total revenues during the three months ended March 31, 2026 as compared to 29% during the three months ended March 31, 2025.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Drivers of Results of Operations

Revenue

The Company derives its revenue from two revenue streams: a Consumer Packaged Goods business in which it manufactures, sells and distributes to third-party customers a portfolio of Consumer Packaged Goods brands, which are licensed from RYM, including Beboe, Dogwalkers, Dr. Solomon’s, Good Green, incredibles, and RYTHM; and a Retail business in which it sells finished goods sourced primarily from third-party cannabis manufacturers in addition to the Company’s own Consumer Packaged Goods products direct to the end consumer in its Retail stores, as well as direct-to-consumer delivery where applicable by state law.

For the three months ended March 31, 2026, revenue was contributed from Consumer Packaged Goods and Retail sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three months ended March 31, 2026, the Company continued to focus on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates, and consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. The U.S. Internal Revenue Service has taken the position that companies that operate in the federally illegal cannabis industry, are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

Non-GAAP Measures

EBITDA, Adjusted EBITDA and Normalized EBITDA are non-GAAP measures and do not have standardized definitions under GAAP. The following information provides reconciliations of the supplemental non-GAAP financial measures, presented herein to the most directly comparable financial measures calculated and presented in accordance with GAAP. The Company has provided the non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believe that the supplemental non-GAAP financial measures presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income before non-controlling interest	$15,047	$8,401
Interest income	(4,603)	(2,123)
Interest expense, net	5,165	4,865
Provision for income taxes	48,092	31,315
Total other (income) expense	(22,967)	24
Depreciation and amortization	32,413	29,411
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$73,147	$71,893
Stock-based compensation, non-cash	10,517	10,309
Acquisition, transaction and other non-operating costs	870	3,045
Adjusted EBITDA (non-GAAP measure)	$84,534	$85,247

License fee recorded in cost of sales	8,978	—
Normalized EBITDA (non-GAAP neasure)	$93,512	$85,247

Liquidity, Financing Activities During the Period, and Capital Resources

As of March 31, 2026, and December 31, 2025 the Company had total current liabilities of $194,155 thousand and $177,315 thousand, respectively, and cash and cash equivalents of $344,512 thousand and $274,298 thousand, respectively, to meet its current obligations. The Company had working capital of $479,695 thousand as of March 31, 2026, an increase of $79,839 thousand as compared to December 31, 2025. The increase in working capital was primarily driven by proceeds received from the increase in the Company's syndicated Credit Facility and reclassification of the August 2025 convertible note receivable from RYM, to current assets.

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

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash flows provided by operating activities	$75,799	$74,219
Net cash flows used in investing activities	$(20,575)	$(30,568)
Net cash flows provided by (used in) financing activities	$5,706	$(4,756)

Cash Flows from Operating Activities

The Company's net cash flows provided by operating activities for the three months ended March 31, 2026 of $75,799 thousand increased by $1,580 thousand from $74,219 thousand for the three months ended March 31, 2025, primarily due to lower income taxes paid partially offset by changes in working capital during the current period.

Cash Flows from Investing Activities

The Company's net cash flows used in investing activities for the three months ended March 31, 2026 of $20,575 thousand decreased by $9,993 thousand from $30,568 thousand for the three months ended March 31, 2025. The decrease in cash used in investing activities was primarily attributable to a reduction in the Company's purchases of property and equipment during the current period.

Cash Flows from Financing Activities

The Company's net cash flows provided by (used in) financing activities for the three months ended March 31, 2026 of $5,706 thousand increased by $10,462 thousand from a use of ($4,756) thousand for the three months ended March 31, 2025, primarily due to proceeds from the issuance of notes payable partially offset by shares repurchased during the current period.

Material Commitments

Maturities of notes payable as of March 31, 2026 were as follows:

	Maturities of Notes Payable
Year Ending December 31,	Credit Facility	Mortgage Notes	Total
	(in thousands)
Remainder of 2026	$15,000	$2,620	$17,620
2027	20,000	3,764	23,764
2028	20,000	15,758	35,758
2029	133,750	39,532	173,282
2030	—	3,179	3,179
2031 and thereafter	—	39,056	39,056
Total maturities of notes payable [1]	$188,750	$103,909	$292,659

1 Total maturities of notes payable excludes unamortized debt discount of $1,989 thousand associated with the Credit Facility and $747 thousand associated with the mortgage notes.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Changes in or Adoption of Accounting Practices

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Unaudited Interim Condensed Consolidated Financial Statements, Note 1—Overview and Basis of Presentation.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of previously disclosed matters as of March 31, 2026:

(i)
In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. The court ruled in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. On March 27, 2026, the Company and plaintiff entered into a settlement agreement whereby the Company remitted $6,750 thousand to plaintiff in full satisfaction of all claims against the Company. As of March 31, 2026, the matter was fully resolved.
(ii)
On February 5, 2026, the Company was notified of an arbitration award in favor of Green Thumb in relation to a 2018 agreement with Ascend Wellness Holdings Inc. (“Ascend”). On February 12, 2026, Ascend remitted $17,000 thousand to the Company in order to settle the matter in accordance with the parties settlement agreement. For the three months ended March 31, 2026, such amount was included within other income (expense) on the unaudited interim condensed consolidated statements of operations.

At March 31, 2026 and December 31, 2025, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

- None.

Multiple Voting Shares

- None.

Super Voting Shares

- None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the three months ended March 31, 2026:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2026 through January 31, 2026	—	$—	—	$39,900
February 1, 2026 through February 28, 2026	45,000	6.59	45,000	39,600
March 1, 2026 through March 31, 2026	6,000,000	5.50	6,000,000	6,600
	6,045,000	$5.51	6,045,000	$6,600

(1) Effective September 23, 2025, the Company's Board of Directors authorized a new share repurchase program that commenced immediately following the expiration of the Company's previous share repurchase program. The new program authorized the Company to repurchase its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. During the three months ended March 31, 2026, the Company repurchased 6,045,000 Subordinate Voting Shares at an average price of $5.51 per share, bringing the total remaining repurchase ability to approximately $6,600 thousand. On April 21, 2026, the Company’s Board of Directors authorized an expansion of the share repurchase program such that it may purchase Subordinate Voting Shares at an aggregate cost of up to $150,000 thousand.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

10.1	Amendment to Trademark and Recipe License Agreement, dated March 31, 2026, by and between VCP IP Holdings, LLC and GTI Core, LLC*

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with Inline XBRL File)

* Incorporated by reference to our Current Report on Form 8-K dated March 31, 2025, filed on April 1, 2025.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: May 6, 2026

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: May 6, 2026