Form 10-Q
period 2026-06-30
Green Thumb Industries Inc.
filed 2026-08-04
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026 there were 197,363,682 shares of the registrant’s Subordinate Voting Shares, 25,561 shares of the registrant’s Multiple Voting Shares and 186,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “Green Thumb” refer to Green Thumb Industries Inc. together with its wholly-owned subsidiaries and variable interest entities.

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

(Amounts Expressed in United States Dollars)

	June 30,	December 31,
	2026	2025
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents[1]	$283,586	$274,298
Restricted cash and cash equivalents	—	10,984
Accounts receivable, net	53,088	51,269
Income tax receivable	—	25,766
Convertible notes receivable from related party	72,000	27,000
Inventories, net[1]	180,981	158,288
Prepaid expenses[1]	11,915	11,168
Other current assets[1]	22,747	18,398
Total current assets	624,317	577,171
Property and equipment, net[1]	695,708	690,893
Operating lease right of use assets, net[1]	242,444	239,662
Investments	30,347	32,720
Investments in associates	181,624	173,157
Note receivable	524	524
Convertible note receivable from related party	—	45,000
Intangible assets, net[1]	435,585	436,681
Goodwill[1]	601,479	592,151
Deposits and other assets[1]	3,385	2,097
TOTAL ASSETS	$2,815,413	$2,790,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable[1]	$17,115	$24,569
Accrued liabilities[1]	65,764	75,539
Acquisition consideration payable	30,250	—
Compensation payable	35,127	40,361
Current portion of notes payable	23,726	18,495
Current portion of operating lease liabilities[1]	21,819	18,351
Income tax payable	24,994	—
Total current liabilities	218,795	177,315
Long-Term liabilities:
Operating lease liabilities, net of current portion[1]	255,376	255,102
Notes payable, net of current portion and debt discount	259,283	226,401
Other long-term liabilities	588	—
Unrecognized tax benefits	203,454	203,454
Deferred income taxes	17,141	17,141
TOTAL LIABILITIES	954,637	879,413
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (shares authorized, issued and outstanding at June 30, 2026: unlimited, 195,147,381, and 195,147,381, respectively, at December 31, 2025: unlimited, 206,629,845, and 206,629,845, respectively)	—	—
Multiple Voting Shares (shares authorized, issued and outstanding at June 30, 2026: unlimited, 37,472 and 37,472, respectively, at December 31, 2025: unlimited, 37,472 and 37,472, respectively)	—	—
Super Voting Shares (shares authorized, issued and outstanding at June 30, 2026: unlimited, 196,690 and 196,690, respectively, at December 31, 2025: unlimited, 201,690 and 201,690, respectively)	—	—
Share capital	1,793,227	1,780,590
Contributed deficit	(120,316)	(40,576)
Accumulated earnings	185,692	165,417
Equity of Green Thumb Industries Inc.	1,858,603	1,905,431
Non-controlling interests	2,173	5,212
TOTAL SHAREHOLDERS’ EQUITY	1,860,776	1,910,643
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,815,413	$2,790,056

1 See Note 7 - Variable Interest Entities for amounts related to Variable Interest Entities.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2026 and 2025

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenues, net of discounts	$306,683	$293,257	$606,873	$572,797
Cost of goods sold	(168,809)	(147,001)	(325,354)	(283,266)
Gross profit	137,874	146,256	281,519	289,531
Expenses:
Selling, general, and administrative	117,907	106,823	220,818	207,616
Total expenses	117,907	106,823	220,818	207,616
Income from operations	19,967	39,433	60,701	81,915
Other income (expense):
Other (expense) income, net	(2,222)	(13,989)	20,745	(14,013)
Interest income	4,298	1,910	8,901	4,033
Interest expense, net	(6,095)	(5,046)	(11,260)	(9,911)
Total other (expense) income	(4,019)	(17,125)	18,386	(19,891)
Income before provision for income taxes and non-controlling interest	15,948	22,308	79,087	62,024
Provision for income taxes	12,521	21,576	60,613	52,891
Net income before non-controlling interest	3,427	732	18,474	9,133
Net (loss) income attributable to non-controlling interest	(1,451)	1,377	(1,801)	1,472
Net income (loss) attributable to Green Thumb Industries Inc.	$4,878	$(645)	$20,275	$7,661
Net income (loss) per share - basic	$0.02	$(0.01)	$0.09	$0.03
Net income (loss) per share - diluted	$0.02	$(0.01)	$0.09	$0.03
Weighted average number of shares outstanding - basic	221,022,912	235,842,313	225,810,458	235,984,140
Weighted average number of shares outstanding - diluted	222,776,252	235,842,313	229,789,640	239,097,719

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Deficit	Deferred Share Issuance	Accumulated Earnings	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2025	$1,770,578	$(22,993)	$—	$59,571	$(815)	$1,806,341
Contributions from limited liability company unit holders	—	—	—	—	5,800	5,800
Exercise of options and RSUs	421	(421)	—	—	—	—
Net share settlement of equity awards	2,995	(4,645)	—	—	—	(1,650)
Stock-based compensation	—	11,966	—	—	—	11,966
Issuance of shares to non-employee contractors	145	—	—	—	—	145
Distributions to non-controlling interest holders	—	—	—	—	(162)	(162)
Repurchase of Subordinate Voting Shares	—	(23,773)	—	—	—	(23,773)
Net (loss) income	—	—	—	(645)	1,377	732
Balance, June 30, 2025	$1,774,139	$(39,866)	$—	$58,926	$6,200	$1,799,399
Balance, January 1, 2025	$1,758,504	$(26,854)	$6,362	$51,265	$(197)	$1,789,080
Contributions from limited liability company unit holders	—	—	—	—	5,800	5,800
Issuance of shares associated with investment interests	630	—	—	—	—	630
Distribution of deferred shares	6,362	—	(6,362)	—	—	—
Exercise of options and RSUs	2,378	(1,028)	—	—	—	1,350
Options exercised through net share settlement	6,120	(9,448)	—	—	—	(3,328)
Stock-based compensation	—	22,275	—	—	—	22,275
Issuance of shares to non-employee contractors	145	—	—	—	—	145
Distributions to non-controlling interest holders	—	—	—	—	(875)	(875)
Repurchase of Subordinate Voting Shares	—	(24,811)	—	—	—	(24,811)
Net income	—	—	—	7,661	1,472	9,133
Balance, June 30, 2025	$1,774,139	$(39,866)	$—	$58,926	$6,200	$1,799,399

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Deficit	Deferred Share Issuance	Accumulated Earnings	Non-Controlling Interest	Total
	(in thousands)
Balance, April 1, 2026	$1,789,894	$(77,697)	$—	$180,814	$4,038	$1,897,049
Exercise of options and RSUs	75	(9)	—	—	—	66
Net share settlement of equity awards	3,158	(4,966)	—	—	—	(1,808)
Stock-based compensation	—	10,618	—	—	—	10,618
Issuance of shares to non-employee contractors	100	—	—	—	—	100
Distributions to non-controlling interest holders	—	—	—	—	(414)	(414)
Repurchase of Subordinate and Super Voting Shares	—	(48,262)	—	—	—	(48,262)
Net income (loss)	—	—	—	4,878	(1,451)	3,427
Balance, June 30, 2026	$1,793,227	$(120,316)	$—	$185,692	$2,173	$1,860,776
Balance, January 1, 2026	$1,780,590	$(40,576)	$—	$165,417	$5,212	$1,910,643
Exercise of options and RSUs	338	(234)	—	—	—	104
Net share settlement of equity awards	12,199	(19,082)	—	—	—	(6,883)
Stock-based compensation	—	21,135	—	—	—	21,135
Issuance of shares to non-employee contractors	100	—	—	—	—	100
Distributions to non-controlling interest holders	—	—	—	—	(1,238)	(1,238)
Repurchase of Subordinate and Super Voting Shares	—	(81,559)	—	—	—	(81,559)
Net income (loss)	—	—	—	20,275	(1,801)	18,474
Balance, June 30, 2026	$1,793,227	$(120,316)	$—	$185,692	$2,173	$1,860,776

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$20,275	$7,661
Net (loss) income attributable to non-controlling interest	(1,801)	1,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,589	59,082
Amortization of operating lease right of use assets	27,161	25,572
Amortization of finance lease interest	177	—
Loss on disposal of property and equipment	1,945	1,932
(Earnings) loss on equity method investments	(6,501)	2,435
Loss on divestitures of a business	—	11,678
Reserve for obsolete inventory expense	363	—
Stock-based compensation	21,135	22,275
Decrease (increase) in fair value of investments	2,304	(50)
Interest on notes receivable	(1,469)	(727)
Fair value adjustments on related party warrants	1,122	—
Interest on related party convertible notes receivable	(3,560)	(788)
Amortization of debt discount	359	319
Other Non-cash items	107	(88)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,819)	5,917
Inventories	(21,439)	(4,126)
Prepaid expenses and other current assets	(1,028)	2,446
Deposits and other assets	(149)	153
Accounts payable	(8,276)	(1,700)
Accrued liabilities	(14,138)	(17,901)
Operating lease liabilities	(26,307)	(23,126)
Income tax receivable and payable, net	50,760	38,230
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	104,810	130,666
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(39,077)	(48,842)
Proceeds from disposal of property and equipment	690	—
Investments in securities and associates	(1,529)	(30,122)
Proceeds from equity investments and notes receivable	69	62
Acquisitions, net of cash acquired	(14,703)	(24,414)
Proceeds from divestiture of a business	—	5,075
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(54,550)	(98,241)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments under finance leases	(134)	—
Contributions from limited liability company unit holders	—	5,800
Distributions to non-controlling interest holders	(1,238)	(875)
Repurchase of Subordinate and Super Voting Shares	(81,559)	(24,811)
Payments for taxes related to net share settlement of equity awards	(6,883)	(3,328)
Proceeds from exercise of options	104	1,350
Proceeds, net from issuance of notes payable	49,490	—
Principal repayment of notes payable	(11,736)	(5,325)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(51,956)	(27,189)
CASH AND CASH EQUIVALENTS:
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,696)	5,236
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	285,282	171,687
CASH AND CASH EQUIVALENTS END OF PERIOD	$283,586	$176,923

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$11,444	$10,999
Taxes paid	$10,588	$14,657
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(1,480)	$(7,922)
Noncash change in operating lease right of use asset	$(729)	$(2,254)
Noncash change in operating lease liability	$729	$2,254
Issuance of shares associated with investment interests	$—	$630
Issuance of shares to non-employee contractors	$100	$145
Distribution of deferred shares	$—	$(6,362)
ACQUISITIONS AND DISPOSITIONS
Inventories	$1,618	$447
Accounts receivable	—	(469)
Prepaid expenses	598	256
Property and equipment	12,124	2,061
Operating lease right-of-use asset	10,371	2,027
Identifiable Intangible assets	22,220	(869)
Goodwill	9,328	5,928
Deposits and other assets	279	—
Liabilities assumed	(1,164)	660
Operating lease liabilities	(10,371)	(2,027)
Contingent liabilities	(50)	—
Gain on divestiture of Project Remix assets	—	11,678
Cash consideration payable	(30,250)	(353)
	$14,703	$19,339

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise

1. Overview and Basis of Presentation

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb's own Retail stores (which we refer to as our Retail business). The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of June 30, 2026, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 4,900 people and serves millions of patients and customers annually.

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

(c) Significant Accounting Policies

Except for the addition of the accounting policy for variable interest entities described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2025 Form 10-K. During the period, the Company entered into management service agreements through which it obtained variable interests in, and was determined to be the primary beneficiary of, certain entities, resulting in the consolidation of variable interest entities. As a result, the Company has added the following significant accounting policy in connection with these arrangements.

Variable Interest Entities

A variable interest entity ("VIE") is an entity that has insufficient equity at risk to finance its activities without additional subordinated financial support, or in which the equity holders, as a group, lack the power to direct the activities that most significantly impact the entity's economic performance or do not substantially participate in the entity's gains and losses. The Company's variable interests may arise through equity investments as well as through contractual arrangements, including management and service agreements, funding commitments, and other similar arrangements. Upon entering into a contractual or other arrangement, and upon the occurrence of a reconsideration event thereafter, the Company assesses whether the arrangement gives it a variable interest in an entity and whether that entity is a VIE.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation

(c) Significant Accounting Policies (Continued)

The Company consolidates a VIE when it is determined to be the primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. This determination requires significant judgment and is reassessed on an ongoing basis. Where the Company concludes that it is the primary beneficiary of a VIE, it consolidates the financial results of that entity in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, and the equity interests held by other parties are presented as noncontrolling interests.

See Note 7 - Variable Interest Entities, for additional information.

(d) Earnings per Share

Basic earnings per share is calculated using the treasury stock method, by dividing the net earnings attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings per share calculation. Diluted earnings per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units (“RSUs”), stock options and warrants. As of June 30, 2026, the Company had 7,185,390 options, 9,709,007 RSUs and 243,303 warrants outstanding. As of June 30, 2025, the Company had 8,118,069 options, 11,079,048 RSUs and 1,702,347 warrants outstanding.

In order to determine diluted earnings per share, it is assumed that any proceeds from the vesting of dilutive unvested RSUs, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted loss per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended June 30, 2026, the computation of diluted earnings per share included 1,003 options and 1,752,337 RSUs. There were no dilutive warrants during the three months ended June 30, 2026, as the relevant strike prices were greater than the average stock price for the period. For the six months ended June 30, 2026, the computation of diluted earnings per share included 3,979,182 RSUs. There were no dilutive options or warrants during the six months ended June 30, 2026, as the relevant strike price was greater than the average stock price for the period. For the three months ended June 30, 2025, the computation excluded potential dilutive common share equivalents because their impact was anti-dilutive. For the six months ended June 30, 2025, the computation of diluted earnings per share included 3,113,579 RSUs. There were no dilutive options and warrants during the six months ended June 30, 2025, as the relevant strike prices were greater than the average stock price for the period. For the three and six months ended June 30, 2026, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 463,001 and 626,423, respectively. For the three and six months ended June 30, 2025, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 1,724,599 and 1,612,142, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

1. Overview and Basis of Presentation (Continued)

(e) Recently Issued Accounting Standards

(i)
On May 12, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-03 (“ASU 2025-03”) which revises the guidance in ASC 805, Business Combinations (“ASC 805”) on identifying the accounting acquirer in a business combination in which the legal acquiree is a VIE. The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. When considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
(ii)
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

The Company reviews recently issued accounting standards on a quarterly basis and has determined there are no standards yet to be adopted which are relevant to the business for disclosure.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise

2. INVENTORIES

The Company’s inventories include the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Raw material	$3,154	$1,300
Packaging and miscellaneous	14,121	12,223
Work in process	87,726	80,665
Finished goods	81,810	70,007
Reserve for obsolete inventory	(5,830)	(5,907)
Total inventories, net	$180,981	$158,288

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

3. PROPERTY AND EQUIPMENT

At June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Buildings and improvements	$366,839	$361,898
Equipment, computers and furniture	246,169	230,532
Leasehold improvements	290,124	277,518
Land	35,646	35,207
Land improvements	6,133	6,312
Assets under construction	33,155	22,854
Capitalized interest	35,426	34,763
Total property and equipment	1,013,492	969,084
Less: accumulated depreciation	(317,784)	(278,191)
Property and equipment, net	$695,708	$690,893

Depreciation expense for the three and six months ended June 30, 2026 totaled $21,543 thousand and $42,273 thousand, respectively, of which $13,226 thousand and $26,455 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and six months ended June 30, 2025 totaled $17,234 thousand and $34,071 thousand, respectively, of which $10,846 thousand and $21,595 thousand, respectively, is included in cost of goods sold.

Assets under construction represent costs associated with construction projects related to cultivation and production facilities and retail stores. The Company capitalizes interest expense incurred during the active construction of qualifying assets, primarily cultivation and processing facilities and retail stores under development. Capitalization commences when expenditures for the asset are being made, activities necessary to prepare the asset for its intended use are in progress, and interest costs are being incurred. Capitalization ceases when the asset is substantially complete and ready for its intended use. The amount of interest capitalized is based on the weighted average rate applicable to the Company's outstanding borrowings.

Interest cost incurred and capitalized during the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Interest expense incurred	$6,438	$5,610	$11,923	$11,257
Less: interest expense capitalized	(343)	(564)	(663)	(1,346)
Interest expense recognized in operations	$6,095	$5,046	$11,260	$9,911

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

At June 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and permits	$704,859	$269,593	$435,266	$682,639	$246,669	$435,970
Trademarks	1,430	1,111	319	1,430	1,027	403
Customer relationships	15,140	15,140	—	15,140	14,832	308
Total intangible assets	$721,429	$285,844	$435,585	$699,209	$262,528	$436,681

The Company recorded amortization expense for the three and six months ended June 30, 2026 of $11,633 thousand and $23,316 thousand, respectively. The Company recorded amortization expense for the three and six months ended June 30, 2025 of $12,437 thousand and $25,011 thousand, respectively. As of June 30, 2026 and December 31, 2025, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

The following table outlines the estimated annual amortization expense related to intangible assets as of June 30, 2026:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2026	$23,604
2027	47,207
2028	47,110
2029	47,041
2030	46,999
2031 and thereafter	223,624
$435,585

As of June 30, 2026, the weighted average amortization period remaining for intangible assets was 9.63 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At June 30, 2026 and December 31, 2025 the balances of goodwill, by segment, consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Retail	$286,670	$277,342
Consumer packaged goods	314,809	314,809
Total	$601,479	$592,151

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026 and 2025, there were no conditions present that would require consideration as to whether an impairment test was necessary.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of June 30, 2026 and December 31, 2025, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $30,347 thousand and $32,720 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the six months ended June 30, 2026 and year ended December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Beginning	$32,720	$43,578
Additions	—	432
Proceeds	(69)	(150)
Fair value adjustments	(2,304)	(10,998)
Transfers and other	—	(142)
Ending	$30,347	$32,720

The following table summarizes the change in fair value associated with the Company's equity investments and notes receivable instruments during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Equity investments	$(1,304)	$—	$(1,304)	$—
Notes receivable instruments	(1,000)	—	(1,000)	—
Accrued interest on notes receivable instruments	—	25	—	50
Net fair value gains (losses)	$(2,304)	$25	$(2,304)	$50

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

Unrealized loss recognized on the Company's equity investments held during the three and six months ended June 30, 2026 was $1,304 thousand. There was no unrealized gain or (loss) recognized on the Company's equity investments held during the three and six months ended June 30, 2025.

As of June 30, 2026, the Company held no Level 1 equity investments.

The following table summarizes the change in the Company's Level 3 equity investments during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Beginning	$29,775	$36,487	$29,775	$36,487
Additions	—	400	—	400
Fair value adjustments	(1,304)	—	(1,304)	—
Ending	$28,471	$36,887	$28,471	$36,887

See Note 14 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS (Continued)

(b) Notes Receivable Instruments

The Company invests in both publicly traded and privately held cannabis and cannabis-related companies by, among other things, providing financing through notes receivable instruments. The fair value of these notes receivable instruments include the initial investment and contractual accrued interest recorded within interest income on the unaudited interim condensed consolidated statements of operations. The Company has classified all of its notes receivable instruments as trading securities and included such amounts within investments on the Company's unaudited interim condensed consolidated balance sheets.

As of June 30, 2026, the Company held no Level 1 notes receivable instruments.

The following table summarizes the change in the Company's Level 3 notes receivable instruments during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Beginning	$2,889	$6,974	$2,945	$7,091
Proceeds	(13)	(50)	(69)	(50)
Fair value adjustments	(1,000)	—	(1,000)	—
Accrued interest	—	25	—	50
Transfers and other	—	—	—	(142)
Ending	$1,876	$6,949	$1,876	$6,949

The Company's Level 3 notes receivable instruments had a stated interest rate of 10% and terms of five years.

See Note 14 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. ACQUISITIONS

(a) Business Combinations:

During the six months ended June 30, 2026, the Company obtained control of several retail cannabis operations for the purposes of expanding its retail presence. In each case, the Company obtained a controlling financial interest as the primary beneficiary of a VIE through management services agreements and related asset purchase agreements with the license-holding entities, rather than through the acquisition of equity or legal title. Each transaction was accounted for in accordance with ASC 805, Business Combinations, as a business combination, with results included from the date control was obtained.

The most significant transaction was the acquisition of control over eight retail dispensary licenses (the “Eight Retail Stores”), for consideration consisting of cash and an acquisition payable due upon regulatory approval of the transfer of the underlying licenses. The remaining transactions were individually immaterial and have been aggregated below. The purchase price allocations are preliminary and subject to change during the measurement period, principally with respect to the valuation of intangible assets and residual goodwill. The following table summarizes the preliminary acquisition-date fair values recognized:

	Eight Retail Stores	Other Retail Stores	Total
	(in thousands)
Cash	$83	$4	$87
Inventory	1,469	149	1,618
Prepaid expenses	538	60	598
Property and equipment, net	9,990	2,134	12,124
Operating lease right-of-use asset	9,874	497	10,371
Deposits and other assets	268	11	279
Intangible assets, net:
Licenses and permits	21,120	1,100	22,220
Liabilities assumed	(310)	(854)	(1,164)
Operating lease liabilities	(9,874)	(497)	(10,371)
Total identifiable net assets	33,158	2,604	35,762
Goodwill	9,052	276	9,328
Net assets	$42,210	$2,880	$45,090

Consideration Transferred:

	Eight Retail Stores	Other Retail Stores	Total
	(in thousands)
Cash	$11,960	$2,830	$14,790
Contingent consideration payable	—	50	50
Acquisition payable	30,250	—	30,250
Total consideration transferred	$42,210	$2,880	$45,090

The acquired license intangible assets have a weighted-average amortization period of approximately 15 years. Goodwill reflects expected synergies from integrating the acquired operations into the Company’s existing retail network and is deductible for income tax purposes. Acquisition-related costs and the effect on pro forma results were not material.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. VARIABLE INTEREST ENTITIES

The Company has entered into management service agreements in multiple states with various entities to expand its retail cannabis presence, including through the operation and acquisition of cannabis dispensary licenses. The Company has evaluated these arrangements under ASC 810, Consolidation, and has determined that these entities are VIEs for which the Company is the primary beneficiary and holds a controlling financial interest. The Company's direct or indirect ownership interest in these entities ranges from 0% to 45.9% as of June 30, 2026.

The following table presents the summarized assets and liabilities of the Company's consolidated VIEs as of June 30, 2026 and December 31, 2025. Amounts reflect only the third-party assets and liabilities of those VIEs and exclude intercompany balances eliminated in consolidation.

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$5,494	$2,229
Inventories, net	3,047	840
Prepaid expenses	977	72
Other current assets	441	257
Total current assets	9,959	3,398
Property and equipment, net	14,085	1,526
Operating lease right of use assets, net	12,728	2,682
Intangible assets, net	24,878	2,873
Goodwill	10,567	1,239
Deposits and other assets	1,942	1,716
Total assets	$74,159	$13,434
Current liabilities:
Accounts payable	3,323	1,073
Accrued liabilities	1,077	286
Current portion of operating lease liabilities	2,606	591
Total current liabilities	7,006	1,950
Operating lease liabilities, net of current portion	10,153	2,128
Total liabilities	$17,159	$4,078

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

The Company records real estate and equipment leases with an initial term of twelve months or more on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for fixed and variable non-lease components, such as taxes, insurance and maintenance, as part of base rent. In those circumstances, the Company elected the practical expedient to not separate the lease components from non-lease components.

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three and six months ended June 30, 2026, the Company recorded operating lease expense of $13,713 thousand and $27,161 thousand, respectively compared to operating lease expense of $12,804 thousand and $25,572 thousand for the three and six months ended June 30, 2025, respectively.

Other information related to operating leases as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	9.25	9.80
Weighted average discount rate	12.02%	12.16%

Maturities of lease liabilities for operating leases as of June 30, 2026 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total

	(in thousands)
Remainder of 2026	$26,576	$264	$26,840
2027	53,871	491	54,362
2028	51,469	282	51,751
2029	48,032	287	48,319
2030	45,378	293	45,671
2031 and thereafter	257,956	475	258,431
Total lease payments	483,282	2,092	485,374
Less: interest	(207,633)	(546)	(208,179)
Present value of operating lease liability	$275,649	$1,546	$277,195

(b) Finance Leases

In certain markets, the Company leases vehicles at its retail stores for residential delivery, where permitted. Many such leases are accounted for as finance leases. The terms of the vehicle leases are generally five years, do not contain renewal options, and expire at various dates through 2031. The Company's finance leases as of June 30, 2026 were not material and were included in Deposits and other assets and Other long-term liabilities on the Company's unaudited interim condensed consolidated balance sheets.

(c) Related Party Operating Leases

Mosaic Real Estate, LLC owns certain facilities leased by the Company and is owned in part by Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). For the three and six months ended June 30, 2026, the Company recorded lease expense of $126 thousand and $252 thousand, respectively, compared to lease expense of $126 thousand and $252 thousand for the three and six months ended June 30, 2025, respectively, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. NOTES PAYABLE

At June 30, 2026 and December 31, 2025, notes payable consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Syndicated credit facility[1]	$181,904	$140,909
Mortgage notes[2]	101,105	103,987
Total notes payable	283,009	244,896
Less: current portion of notes payable	(23,726)	(18,495)
Notes payable, net of current portion	$259,283	$226,401

1 As of June 30, 2026 and December 31, 2025, the Credit Facility (as defined below in Section (a) of this Note 9), had an outstanding principal balance of $183,750 thousand and $142,500 thousand, respectively. The Credit Facility was issued at a discount, the carrying value of which was $1,846 thousand and $1,591 thousand as of June 30, 2026 and December 31, 2025, respectively. The Credit Facility matures on September 11, 2029.

2 The Company has issued mortgage notes in connection with various operating properties at an aggregate value of $112,285 thousand as of June 30, 2026 and December 31, 2025. The mortgage notes were issued at a discount, the carrying value of which was $694 thousand and $799 thousand, and are presented net of principal payments of $10,486 thousand and $7,499 thousand as of June 30, 2026 and December 31, 2025, respectively. These mortgage notes mature between December 31, 2028 and June 5, 2035 with interest rates - ranging between 5.00% and 7.77%.

(a) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility led by Valley National Bank, which was amended on February 19, 2026 via Amendment No. 1 thereto to increase the total amount borrowed to $200,000 thousand (as amended, the “Credit Facility”). The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the Secured Overnight Financing Rate plus 500 basis points, payable quarterly. As of June 30, 2026, the floating interest rate on the Credit Facility was 8.68%.

The Credit Facility includes certain covenants which require the Company to maintain a debt service coverage ratio of 1.5 to 1.0, a funded debt to Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) (see “Non-GAAP Measures” below for additional information on Adjusted EBITDA) ratio no greater than 3.5 to 1.0, and a tangible net worth of at least $500 thousand. As of June 30, 2026, the Company was in compliance with all covenants associated with the Credit Facility.

(b) Total Interest Costs

The company capitalizes interest expense based on the weighted average rate applicable to the Company's outstanding borrowings. See Note 3 - Property and Equipment for additional details.

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

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As at January 1, 2026	206,629,845	37,472	201,690
Issuance of shares upon exercise of options	13,704	—	—
Issuances of shares upon vesting of RSUs	1,930,044	—	—
Issuance of shares to non-employee contractors	12,575	—	—
Repurchase of Subordinate Voting Shares	(13,438,787)	—	—
Repurchase of Super Voting Shares	—	—	(5,000)
As at June 30, 2026	195,147,381	37,472	196,690

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(i) Repurchase of Subordinate Voting Shares

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

During the six months ended June 30, 2026, the Company repurchased approximately 13,438,787 Subordinate Voting Shares for approximately $77,659 thousand, at an average price of $5.78 per share.

Separately, on May 12, 2026, the Company entered into a securities purchase agreements with Benjamin Kovler, the Chairman and Chief Executive Officer and Anthony Georgiadis, the President and a Director, to purchase 2,500 Super Voting Shares from each in private transactions. The price per Super Voting Share was determined based on the closing price of $7.80 per underlying Subordinate Voting Shares as traded on the OTCQX Best Market on the date of the transaction.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes Stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2025	7,692,764	$10.65	3.78
Granted	293,217	6.54
Exercised	(13,704)	7.58
Forfeited	(786,887)	26.21
Balance as of June 30, 2026	7,185,390	$8.03	3.81
Exercisable as of June 30, 2026	6,045,234	$7.31	1.25

As permitted under ASC 718, Stock Compensation, the Company has made an accounting policy choice to prospectively account for forfeitures when they occur.

The following table summarizes the number of unvested RSU awards as of June 30, 2026 and December 31, 2025 and the changes during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2025	9,518,293	$8.30
Granted	3,572,987	6.59
Forfeited	(1,452,229)	7.24
Vested	(1,930,044)	8.11
Unvested Shares at June 30, 2026	9,709,007	$7.77

The stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Stock options expense	$895	$1,766	$2,147	$3,859
Restricted stock units expense	9,723	10,200	18,988	18,416
Total stock based compensation expense	$10,618	$11,966	$21,135	$22,275

As of June 30, 2026, $62,462 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.86 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Income before income taxes	$15,948	$22,308	$79,087	$62,024
Income tax expense	12,521	21,576	60,613	52,891
Effective tax rate	78.5%	96.7%	76.64%	85.3%

The effective tax rates for the three months ended June 30, 2026 and 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented.

The IRS has taken the position that cannabis companies are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which cannabis companies are only allowed to deduct expenses directly related to sales of product. This results in permanent differences related to ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. On April 23, 2026, the U.S. Department of Justice (“DOJ”) issued a final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. This change, which became effective on April 28, 2026, will prospectively reduce a portion of the Company's provision for uncertain tax positions. The U.S. Department of the Treasury has not yet issued guidance on the tax consequences of this reclassification. The Company's income tax provision for the three and six months ended June 30, 2026, reflects its current interpretation of the reclassification's effect on Section 280E, which remains subject to change pending such guidance. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12. OTHER INCOME (EXPENSE)

For the three and six months ended June 30, 2026 and 2025 other income (expense) was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$(2,304)	$—	$(2,304)	$—
Net gain on divestitures of intellectual property	—	(11,678)	—	(11,678)
Fair value adjustments on related party warrants	—	2	(1,122)	—
Fair value adjustments on warrants liability	—	—	—	68
Gain from settlement of arbitration award	—	—	17,000	—
Earnings (loss) from equity method investments	31	(2,325)	6,501	(2,435)
Other	51	12	670	32
Total other income (expense)	$(2,222)	$(13,989)	$20,745	$(14,013)

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of the previously disclosed matters as of June 30, 2026:

(i)
In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. The court ruled in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. On March 27, 2026, the Company and plaintiff entered into a settlement agreement whereby the Company remitted $6,750 thousand to plaintiff in full satisfaction of all claims against the Company. Upon such remittance, the matter was fully resolved.
(ii)
On February 5, 2026, the Company was notified of an arbitration award in favor of Green Thumb in relation to a 2018 agreement with Ascend Wellness Holdings Inc. (“Ascend”). On February 12, 2026, Ascend remitted $17,000 thousand to the Company in order to settle the matter in accordance with the parties' settlement agreement. For the six months ended June 30, 2026, this amount was included within other income (expense) on the unaudited interim condensed consolidated statements of operations.

At June 30, 2026 and December 31, 2025, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of June 30, 2026, the Company held approximately $5,800 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of the Credit Facility and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at June 30, 2026 and December 31, 2025 was $283,009 thousand and $244,896 thousand, respectively, which includes $23,726 thousand and $18,495 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of June 30, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$283,586	$—	$—	$283,586
Restricted cash and cash equivalents	—	—	—	—
Investments	—	—	30,347	30,347
	$283,586	$—	$30,347	$313,933

	As of December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$274,298	$—	$—	$274,298
Restricted cash and cash equivalents	10,984	—	—	10,984
Investments	—	—	32,720	32,720
	$285,282	$—	$32,720	$318,002

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. RELATED PARTY TRANSACTIONS WITH AFFILIATED ENTITIES

The Company acquired a non-controlling financial interest in Agrify Corporation (now known as RYTHM Inc. or “RYM”) in November 2024. In connection with the transaction, Benjamin Kovler, Chairman and Chief Executive Officer and Armon Vakili, Vice President, Strategic Initiatives and Partnerships, both of Green Thumb, began serving as RYM's Chairman and Interim Chief Executive Officer and member of RYM's Board, respectively. The following is a summary of transactions between Green Thumb and RYM:

a)
Equity Method Investment:

As of June 30, 2026 and December 31, 2025, the Company held approximately 33% ownership interest in RYM and accounted for the investment using the equity method of accounting. As of each of those periods then ended, the Company's investment in RYM had a carrying value of $161,410 thousand and $152,374 thousand, respectively. During the three and six months ended June 30, 2026 and 2025, the Company recorded earnings (losses) from its ownership interest in RYM of $119 thousand and $6,598 thousand and $(2,569) thousand and $(3,219) thousand, respectively, within other income (expense) on the Company's unaudited interim condensed consolidated statements of operations.

b)
Convertible Notes Receivable:

The Company extended convertible notes receivable (the “May 2025 Notes” and “August 2025 Notes”) to RYM in the previous year. The following amounts were held by the Company as of as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
	(in thousands)
May 2025 Notes - maturing November 22, 2026	$27,000	$27,000
August 2025 Notes - maturing February 25, 2027	45,000	—
Current convertible notes receivable from RYM	$72,000	$27,000

The May 2025 Notes and August 2025 Notes bear interest of 10% per annum and are convertible into shares of RYM or pre-funded warrants at maturity. As of the year ended December 31, 2025, the August 2025 Notes were classified as non-current and, accordingly, were included within non-current notes receivable from related parties on the Company's unaudited interim condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, accrued interest associated with the Company's convertible notes receivable from RYM totaled $2,400 thousand and $2,326 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. RELATED PARTY TRANSACTIONS WITH AFFILIATED ENTITIES (Continued)

c)
Licensing and Management Services Agreements:

In May and August 2025, Green Thumb sold its intellectual property rights in brands including RYTHM, incredibles, Beboe, Dogwalkers, Doctor Solomon's, &Shine and Good Green to RYM. As part of the transactions, RYM agreed to license the intellectual property rights back to Green Thumb in exchange for a licensing fee (the “License Agreements”). During the three and six months ended June 30, 2026, the Company incurred $15,750 thousand and $24,728 thousand, respectively, in license fees that were recorded within cost of sales on the Company's unaudited interim condensed consolidated statements of operations. No such license fees were incurred during the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, the Company owed RYM $5,833 thousand and $6,801 thousand, respectively in association with the License Agreements. Such amounts were included within accounts payable on the unaudited interim condensed consolidated balance sheets.

On March 31, 2026, the License Agreements were amended to replace the prior revenue-based fee structure with fixed annual licensing fees of $70,000 thousand, payable in monthly installments. The fees are subject to an annual increase equal to two times a Consumer Price Index-based escalator. No other terms of the License Agreements were modified.

Separately, the Company routinely provides operational support services to RYM pursuant to two shared services agreements. As of June 30, 2026 and December 31, 2025 the Company was owed $3,774 thousand and $3,186 thousand, respectively, under the shared services agreements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

16. SEGMENT REPORTING

The Company operates in two segments: the cultivation, production and sale of cannabis products to retail stores (“Consumer Packaged Goods”) and retailing of cannabis to patients and consumers (“Retail”). The Company does not allocate operating expenses to these business units, nor does it allocate specific assets. Additionally, the Chief Operating Decision Maker, Benjamin Kovler, Chairman and Chief Executive Officer of the Company, does not review total assets or net income by segment; therefore, such information is not presented below.

The below table presents revenues by type for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenues, net of discounts
Retail	$212,575	$205,284	$420,635	$403,956
Consumer packaged goods	175,656	169,437	343,195	339,721
Intersegment eliminations	(81,548)	(81,464)	(156,957)	(170,880)
Total revenues, net of discounts	$306,683	$293,257	$606,873	$572,797
Cost of goods sold
Retail	$130,157	$136,478	$255,405	$269,831
Consumer packaged goods	109,438	104,796	213,579	204,586
Intersegment eliminations	(70,786)	(94,273)	(143,630)	(191,151)
Total cost of goods sold	$168,809	$147,001	$325,354	$283,266
Gross profit
Retail	$82,418	$68,806	$165,230	$134,125
Consumer packaged goods	66,218	64,641	129,616	135,135
Intersegment eliminations	(10,762)	12,809	(13,327)	20,271
Total gross profit	$137,874	$146,256	$281,519	$289,531
Depreciation and amortization
Retail	$14,158	$11,442	$27,330	$22,530
Consumer packaged goods	19,018	18,229	38,259	36,552
Intersegment eliminations	—	—	—	—
Total depreciation and amortization	$33,176	$29,671	$65,589	$59,082

Goodwill assigned to the Retail segment as of June 30, 2026 and December 31, 2025 was $286,670 thousand and $277,342 thousand, respectively. Intangible assets, net assigned to the Retail segment as of June 30, 2026 and December 31, 2025 was $261,042 thousand and $251,846 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of June 30, 2026 and December 31, 2025 was $314,809 thousand at each period end. Intangible assets, net assigned to the Consumer Packaged Goods segment as of June 30, 2026 and December 31, 2025 was $174,543 thousand and $184,835 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and six months ended June 30, 2026 and 2025. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2026 and the consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026 (the “2025 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. As of June 30, 2026, Green Thumb has operations in fourteen U.S. markets, employs approximately 4,900 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of cannabis consumer packaged goods brands, including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM (which we refer to as our Consumer Packaged Goods business). The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business). The Company developed and acquired its consumer packaged goods brands over the course of the Company's operating history and then, in transactions that closed on May 20, 2025 and August 27, 2025, the Company, through sales of equity interests of indirectly owned subsidiaries, sold the intellectual property related to those brands to RYTHM, Inc (formerly known as Agrify Corporation, and referred to herein as “RYM”). In connection with this sale, the Company entered into licensing arrangements with RYM for the Company's continued, exclusive use of these brands for cannabis products in its existing markets (the “License Agreements”). On March 31, 2026, the License Agreements were amended to replace the original revenue-based fee structure with fixed annual licensing fees. The amendments became effective on April 1, 2026. As of June 30, 2026, the Company, owns approximately 33% of the outstanding shares of common stock of RYM and has the right to acquire additional shares that could increase the Company's ownership percentage to more than 90%. Such rights are subject to certain conditions including approval of RYM shareholders (which will be voted on at a special meeting to be held on August 10, 2026).

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

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers a variety of high-quality products at multiple price points and provide excellent service. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries currently are located in the fourteen states in which we operate. As of June 30, 2026, the Company had 123 open and operating Retail stores. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 and (ii) unaudited interim condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
	2026	2025	2026	2025	$	%	$	%
	(in thousands, except share and per share amounts)				Increase (Decrease)
Revenues, net of discounts	$306,683	$293,257	$606,873	$572,797	$13,426	5%	$34,076	6%
Cost of goods sold	(168,809)	(147,001)	(325,354)	(283,266)	21,808	15%	42,088	15%
Gross profit	137,874	146,256	281,519	289,531	(8,382)	(6)%	(8,012)	(3)%
Expenses:
Selling, general, and administrative	117,907	106,823	220,818	207,616	11,084	10%	13,202	6%
Total expenses	117,907	106,823	220,818	207,616	11,084	10%	13,202	6%
Income from operations	19,967	39,433	60,701	81,915	(19,466)	(49)%	(21,214)	(26)%
Total other (expense) income	(4,019)	(17,125)	18,386	(19,891)	(13,106)	(77)%	38,277	192%
Income before provision for income taxes and non-controlling interest	15,948	22,308	79,087	62,024	(6,360)	(29)%	17,063	28%
Provision for income taxes	12,521	21,576	60,613	52,891	(9,055)	(42)%	7,722	15%
Net income before non-controlling interest	3,427	732	18,474	9,133	2,695	368%	9,341	102%
Net (loss) income attributable to non-controlling interest	(1,451)	1,377	(1,801)	1,472	(2,828)	(205)%	(3,273)	(222)%
Net income (loss) attributable to Green Thumb Industries Inc.	$4,878	$(645)	$20,275	$7,661	$5,523	856%	$12,614	165%
Net income (loss) per share - basic	$0.02	$(0.01)	$0.09	$0.03	$0.03	300%	$0.06	200%
Net income (loss) per share - diluted	$0.02	$(0.01)	$0.09	$0.03	$0.03	300%	$0.06	200%
Weighted average number of shares outstanding – basic	221,022,912	235,842,313	225,810,458	235,984,140
Weighted average number of shares outstanding – diluted	222,776,252	235,842,313	229,789,640	239,097,719

	June 30, 2026	December 31, 2025
	(in thousands)
Total assets	$2,815,413	$2,790,056
Long-Term liabilities	$735,842	$702,098

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenues, net of Discounts

Revenues, net of discounts for the three months ended June 30, 2026 was $306,683 thousand, an increase of 5% from $293,257 thousand during the three months ended June 30, 2025. The increase in revenue was largely due to the launch of adult-use sales in Minnesota which began on September 17, 2025, as well as continued growth in existing markets, particularly in Connecticut, Florida and Ohio, partially offset by price compression and increased competition in select markets.

The Company generated revenue from 123 Retail stores during the quarter compared to 108 in the same quarter of the prior year. Retail revenues made up 69% of total revenues during the three months ended June 30, 2026 as compared to 70% during the three months ended June 30, 2025. Since June 30, 2025, the Company opened or acquired fifteen Retail stores.

Consumer Packaged Goods revenues made up 31% of total revenues during the three months ended June 30, 2026 as compared to 30% during the three months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within the Company's state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended June 30, 2026 was $168,809 thousand, an increase of 15% from $147,001 thousand for the three months ended June 30, 2025. The increase in cost of goods sold was primarily driven by RYM licensing fees of $15,750 thousand, the legalization of adult-use sales in Minnesota as described above, continued growth in existing markets, particularly in Connecticut, Florida and Ohio, and new and acquired Retail store openings since June 30, 2025.

Gross Profit

Gross profit for the three months ended June 30, 2026 was $137,874 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 45%. This is compared to gross profit for the three months ended June 30, 2025 of $146,256 thousand, or a 50% gross margin. The decrease in gross profit was primarily attributable to an increase in RYM licensing fees and price compression in select markets.

Total Expenses

Total expenses for the three months ended June 30, 2026 were $117,907 thousand, or 38% of revenues, net of discounts, an increase of $11,084 thousand compared to the same period in the prior year. Total expenses for the three months ended June 30, 2025 were $106,823 thousand or 36% of revenues, net of discounts. The increase in total expenses was primarily attributable to overall compensation and benefits of corporate staff and increased costs associated with the opening, acquisition and operation of Retail stores as described above.

Total Other Income (Expense)

Total other expense for the three months ended June 30, 2026 was $4,019 thousand, a favorable change of $13,106 thousand, primarily due to the loss on sale of intellectual property rights associated with Green Thumb's former brand, incredibles, to RYM during the three months ended June 30, 2025.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended June 30, 2026 was $15,948 thousand, a decrease of $6,360 thousand compared to the three months ended June 30, 2025.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $10,618 thousand and $11,966 thousand in the three months ended June 30, 2026 and 2025, respectively, and other nonoperating expenses of $4,803 thousand and $1,670 thousand in three months ended June 30, 2026 and 2025, respectively, Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) was $68,564 thousand and $82,740 thousand, respectively. In addition, Adjusted EBITDA excluding the licensing fees recorded in conjunction with the Company's licensing agreement with RYM (“Normalized EBITDA”) was $84,314 thousand for the three months ended June 30, 2026. More information on Normalized EBITDA is also presented under the heading “Non-GAAP Measures” below.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended June 30, 2026, federal and state income tax expense totaled $12,521 thousand compared to expense of $21,576 thousand for the three months ended June 30, 2025. The decrease in income tax expense was primarily due to the DOJ's final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. The final order became effective on April 28, 2026.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenues, net of Discounts

Revenues, net of discounts for the six months ended June 30, 2026 was $606,873 thousand, an increase of 6% from $572,797 thousand for the six months ended June 30, 2025. The increase in revenue was largely due to the launch of adult-use sales in Minnesota which began on September 17, 2025, as well as continued growth in existing markets, particularly in Connecticut, Florida, Ohio and New York, partially offset by price compression and increased competition in select markets.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the six months ended June 30, 2026 was $325,354 thousand, an increase of 15% from $283,266 thousand for the six months ended June 30, 2025. The increase in cost of goods sold was primarily driven by RYM licensing fees of $24,728 thousand, legalization of adult-use sales in Minnesota as described above, continued growth in existing markets, particularly in Connecticut, Florida, Ohio and New York, and new and acquired Retail store openings since June 30, 2025.

Gross Profit

Gross profit for the six months ended June 30, 2026 was $281,519 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 46%. This is compared to gross profit for the six months ended June 30, 2025 of $289,531 thousand or a 51% gross margin. The decrease in gross profit was primarily attributable to an increase in RYM licensing fees and price compression in select markets.

Total Expenses

Total expenses for the six months ended June 30, 2026 were $220,818 thousand or 36% of revenues, net of discounts, an increase of $13,202 thousand over the same period in the prior year. Total expenses for the six months ended June 30, 2025 were $207,616 thousand or 36% of revenues, net of discounts. The increase in total expenses was attributable to overall compensation and benefits of corporate staff and increased costs associated with the opening, acquisition and operation of new Retail stores as described above.

Total Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2026 was $18,386 thousand, a favorable change of $38,277 thousand over the same period in the prior year, primarily due to a one-time arbitration settlement of $17,000 thousand and income associated with the Company's related party equity method investment in RYM during the six months ended June 30, 2026.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the six months ended June 30, 2026 was $79,087 thousand, an increase of $17,063 thousand compared to the six months ended June 30, 2025.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $21,135 thousand and $22,275 thousand, and other nonoperating expenses, of $5,673 thousand and $4,715 thousand in the six months ended June 30, 2026 and 2025, respectively, Adjusted EBITDA was $153,098 thousand and $167,987 thousand, respectively. In addition, Adjusted EBITDA excluding the licensing fees recorded in conjunction with the Company's licensing agreement with RYM (“Normalized EBITDA”) was $177,826 thousand for the six months ended June 30, 2026.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the six months ended June 30, 2026, federal and state income tax expense totaled $60,613 thousand compared to expense of $52,891 thousand for the six months ended June 30, 2025. In computing its provision for income taxes, the Company took into consideration the DOJ's final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. The change will prospectively reduce a portion of the Company's provision for uncertain tax positions. The final order became effective on April 28, 2026.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		QTD Change
	2026	2025	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$212,575	$205,284	$7,291	4%
Consumer Packaged Goods	175,656	169,437	6,219	4%
Intersegment eliminations	(81,548)	(81,464)	84	0%
Total revenues, net of discounts	$306,683	$293,257	$13,426	5%

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$420,635	$403,956	$16,679	4%
Consumer Packaged Goods	343,195	339,721	3,474	1%
Intersegment Eliminations	(156,957)	(170,880)	(13,923)	-8%
Total Revenues, Net of Discounts	$606,873	$572,797	$34,076	6%

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

Revenues, net of discounts, for the Retail segment were $212,575 thousand, an increase of $7,291 thousand, compared to the three months ended June 30, 2025. The increase in revenue was largely due to the launch of adult-use sales in Minnesota which began on September 17, 2025, as well as continued growth in existing markets, particularly in Connecticut and Florida, partially offset by price compression and increased competition in select markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $175,656 thousand, an increase of $6,219 thousand or 4%, compared to the three months ended June 30, 2025. The increase in revenue was largely due to the launch of adult-use sales in Minnesota, which began on September 17, 2025, as well as continued growth in existing markets, particularly in Ohio and New Jersey, partially offset by price compression and increased competition in select markets.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $81,548 thousand, as compared to $81,464 thousand during three months ended June 30, 2025. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 31% of total revenues during the three months ended June 30, 2026 as compared to 30% during the three months ended June 30, 2025.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Revenues, net of discounts for the Retail segment were $420,635 thousand, an increase of $16,679 thousand or 4%, compared to the six months ended June 30, 2025. The increase in Retail revenues, net of discounts, was primarily due to the launch of adult-use sales in Minnesota which began on September 17, 2025, as well as continued growth in existing markets, particularly in Connecticut and Florida, partially offset by price compression and increased competition in select markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $343,195 thousand, an increase of $3,474 thousand or 1%, compared to the six months ended June 30, 2025. The increase in Consumer Packaged Goods revenues was primarily driven by the launch of adult-use sales in Minnesota, which began on September 17, 2025, as well as continued growth in existing markets, particularly in Connecticut, Florida, Massachusetts, New York, and Ohio, partially offset by price compression and increased competition in select markets.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $156,957 thousand, a decrease of $13,923 thousand or 8% compared to the six months ended June 30, 2025. The decrease in intersegment eliminations was driven by decreased intercompany sales, primarily due to price compression and increased competition, partially offset by the launch of adult-use sales in Minnesota which began on September 17, 2025. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 31% of total revenues during the six months ended June 30, 2026 as compared to 29% during the six months ended June 30, 2025.

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

For the three and six months ended June 30, 2026, revenue was contributed from Retail and Consumer Packaged Goods sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three and six months ended June 30, 2026, the Company continued to focus on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

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

Provision for Income Taxes

The Company is subject to income taxes in the jurisdictions in which it operates, and consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. The IRS has taken the position that companies that operate in the federally illegal cannabis industry, are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E, under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. On April 23, 2026, the DOJ issued a final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. This change will prospectively reduce a portion of the Company's provision for uncertain tax positions. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net income before non-controlling interest	$3,427	$732	$18,474	$9,133
Interest income	(4,298)	(1,910)	(8,901)	(4,033)
Interest expense, net	6,095	5,046	11,260	9,911
Provision for income taxes	12,521	21,576	60,613	52,891
Other expense (income), net	2,222	13,989	(20,745)	14,013
Depreciation and amortization	33,176	29,671	65,589	59,082
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$53,143	$69,104	$126,290	$140,997
Stock-based compensation, non-cash	10,618	11,966	21,135	22,275
Acquisition, transaction and other non-operating costs	4,803	1,670	5,673	4,715
Adjusted EBITDA (non-GAAP measure)	$68,564	$82,740	$153,098	$167,987

License fee recorded in cost of sales	15,750	—	24,728	—
Normalized EBITDA (non-GAAP measure)	$84,314	$82,740	$177,826	$167,987

Liquidity, Financing Activities During the Period, and Capital Resources

As of June 30, 2026, and December 31, 2025 the Company had total current liabilities of $218,795 thousand and $177,315 thousand, respectively, and cash and cash equivalents of $283,586 thousand and $274,298 thousand, respectively, to meet its current obligations. The Company had working capital of $405,522 thousand as of June 30, 2026, an increase of $5,666 thousand as compared to December 31, 2025. This increase in working capital was primarily driven by proceeds received from the increase in the Company's Credit Facility and the reclassification of the August 2025 convertible note receivable from RYM to current assets, partially offset by acquisitions as well as the repurchase of 13,438,787 Subordinate Voting Shares through the Company's share repurchase program.

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

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash flows provided by operating activities	$104,810	$130,666
Net cash flows used in investing activities	$(54,550)	$(98,241)
Net cash flows used in financing activities	$(51,956)	$(27,189)

Cash Flows from Operating Activities

The Company's net cash flows provided by operating activities for the six months ended June 30, 2026 of $104,810 thousand decreased by $25,856 thousand from $130,666 thousand for the six months ended June 30, 2025, primarily due to changes in working capital, partially offset by lower income taxes paid.

Cash Flows from Investing Activities

The Company's net cash flows used in investing activities for the six months ended June 30, 2026 of $54,550 thousand decreased by $43,691 thousand from $98,241 thousand for the six months ended June 30, 2025, primarily due to a reduction in acquisition activity and property plant and equipment expenditure in the current period as compared to the prior period.

Cash Flows from Financing Activities

The Company's net cash flows used in financing activities for the six months ended June 30, 2026 of $51,956 thousand increased by $24,767 thousand from a use of $27,189 thousand for the six months ended June 30, 2025, primarily due to shares repurchased during the current period, partially offset by proceeds from the issuance of notes payable.

Material Commitments

Maturities of notes payable as of June 30, 2026 were as follows:

	Maturities of Notes Payable
Year Ending December 31,	Credit Facility	Mortgage Notes	Total
	(in thousands)
Remainder of 2026	$10,000	$1,817	$11,817
2027	20,000	3,866	23,866
2028	20,000	14,347	34,347
2029	133,750	39,532	173,282
2030	—	3,179	3,179
2031 and thereafter	—	39,058	39,058
Total maturities of notes payable [1]	$183,750	$101,799	$285,549

1 Total maturities of notes payable excludes unamortized debt discount of $1,846 thousand associated with the Credit Facility and $694 thousand associated with the mortgage notes.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following reflects the status of previously disclosed matters as of June 30, 2026:

(i)
In July 2024, the Company received Findings of Fact and Conclusions of Law regarding an October 30, 2019 complaint filed against the Company alleging the Company breached a commercial property lease with ineffective termination. The court ruled in favor of plaintiff landlord in the amount of $7,307 thousand, representing unpaid rent. In addition, the court found the Company liable for interest and attorney fees in the amount of $912 thousand. On March 27, 2026, the Company and plaintiff entered into a settlement agreement whereby the Company remitted $6,750 thousand to plaintiff in full satisfaction of all claims against the Company. Upon such remittance, the matter was fully resolved.

(ii)
On February 5, 2026, the Company was notified of an arbitration award in favor of Green Thumb in relation to a 2018 agreement with Ascend Wellness Holdings Inc. (“Ascend”). On February 12, 2026, Ascend remitted $17,000 thousand to the Company in order to settle the matter in accordance with the parties settlement agreement. For the six months ended June 30, 2026, such amount was included within other income (expense) on the unaudited interim condensed consolidated statements of operations.

At June 30, 2026 and December 31, 2025, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

- During the six months ended June 30, 2026, the Company issued a total of 12,575 Subordinate Voting Shares as royalty payments.

Multiple Voting Shares

None.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the six months ended June 30, 2026:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2026 through January 31, 2026	—	$—	—	$39,900
February 1, 2026 through February 28, 2026	45,000	6.59	45,000	39,600
March 1, 2026 through March 31, 2026	6,000,000	5.50	6,000,000	6,600
April 1, 2026 through April 30, 2026	7,393,787	6.00	7,393,787	62,300
May 1, 2026 through May 31, 2026	—	—	—	62,300
June 1, 2026 through June 30, 2026	—	—	—	62,300
	13,438,787	$$5.78	13,438,787	$62,300

(1) Effective September 23, 2025, the Company's Board of Directors authorized a new share repurchase program that commenced immediately following the expiration of the Company's previous share repurchase program. The new program authorized the Company to repurchase its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. On April 21, 2026, the Company’s Board of Directors authorized an expansion of the share repurchase program such that it may purchase Subordinate Voting Shares at an aggregate cost of up to $150,000 thousand. During the six months ended June 30, 2026, the Company repurchased 13,438,787 Subordinate Voting Shares at an average price of $5.78 per share. As of June 30, 2026, the total remaining repurchase ability of the Company was approximately $62,300 thousand.

Separately, on May 12, 2026, the Company entered into a securities purchase agreement with Benjamin Kovler, the Chairman and Chief Executive Officer and Anthony Georgiadis, the President and a Director, to purchase 2,500 Super Voting Shares from each in private transactions. The price per Super Voting Share was determined based on the closing price of $7.80 per underlying Subordinate Voting Shares as traded on the OTCQX Best Market on the date of the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

Not Applicable

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

3.1*	Green Thumb Industries Inc. Amended and Restated Articles

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.Ins	Inline XBRL Instance Document

101.Scs	Inline XBRL Taxonomy Extension Schema Document

101.Cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.Def	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.Lab	Inline XBRL Taxonomy Extension Label Linkbase Document

101.Pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with Inline XBRL File)

*Incorporated by Reference to our Current Report on Form 8-K dated July 9 2026, filed on July 15, 2026.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: August 4, 2026

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: August 4, 2026