Form 10-Q
period 2026-09-30
Green Thumb Industries Inc.
filed 2026-11-04
CIK 1795139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 02, 2026 there were 198,084,922 shares of the registrant’s Subordinate Voting Shares, 25,561 shares of the registrant’s Multiple Voting Shares and 186,690 shares of the registrant’s Super Voting Shares outstanding.

GREEN THUMB INDUSTRIES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

As of September 30, 2026 and December 31, 2025

(Amounts Expressed in United States Dollars)

	September 30,	December 31,
	2026	2025
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents[1]	$316,000	$274,298
Restricted cash and cash equivalents	—	10,984
Accounts receivable, net	55,421	51,269
Income tax receivable	—	25,766
Convertible notes receivable from related party	72,000	27,000
Inventories, net[1]	191,681	158,288
Prepaid expenses[1]	14,753	11,168
Other current assets[1]	11,551	18,398
Total current assets	661,406	577,171
Property and equipment, net[1]	694,938	690,893
Operating lease right of use assets, net[1]	241,893	239,662
Investments	34,251	32,720
Investments in associates	176,820	173,157
Note receivable	524	524
Convertible note receivable from related party	—	45,000
Intangible assets, net[1]	433,607	436,681
Goodwill[1]	603,458	592,151
Deposits and other assets[1]	3,326	2,097
TOTAL ASSETS	$2,850,223	$2,790,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable[1]	$26,478	$24,569
Accrued liabilities[1]	64,687	75,539
Acquisition consideration payable	30,250	—
Compensation payable	45,606	40,361
Current portion of notes payable	23,753	18,495
Current portion of operating lease liabilities[1]	22,747	18,351
Income tax payable	43,614	—
Total current liabilities	257,135	177,315
Long-Term liabilities:
Operating lease liabilities, net of current portion[1]	254,432	255,102
Notes payable, net of current portion and debt discount	253,568	226,401
Other long-term liabilities	630	—
Unrecognized tax benefits	203,454	203,454
Deferred income taxes	17,141	17,141
TOTAL LIABILITIES	986,360	879,413
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Subordinate Voting Shares (shares authorized, issued and outstanding at September 30, 2026: unlimited, 197,454,287, and 197,454,287, respectively, at December 31, 2025: unlimited, 206,629,845, and 206,629,845, respectively)	—	—
Multiple Voting Shares (shares authorized, issued and outstanding at September 30, 2026: unlimited, 25,561 and 25,561, respectively, at December 31, 2025: unlimited, 37,472 and 37,472, respectively)	—	—
Super Voting Shares (shares authorized, issued and outstanding at September 30, 2026: unlimited, 186,690 and 186,690, respectively, at December 31, 2025: unlimited, 201,690 and 201,690, respectively)	—	—
Share capital	1,793,850	1,780,590
Contributed deficit	(110,779)	(40,576)
Accumulated earnings	180,865	165,417
Equity of Green Thumb Industries Inc.	1,863,936	1,905,431
Non-controlling interests	(73)	5,212
TOTAL SHAREHOLDERS’ EQUITY	1,863,863	1,910,643
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,850,223	$2,790,056

1 See Note 7 - Variable Interest Entities for amounts related to Variable Interest Entities.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2026 and 2025

(Amounts Expressed in United States Dollars, Except Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenues, net of discounts	$324,412	$291,369	$931,285	$864,166
Cost of goods sold	(177,624)	(147,342)	(502,978)	(430,608)
Gross profit	146,788	144,027	428,307	433,558
Expenses:
Selling, general, and administrative	121,699	107,286	342,517	314,902
Total expenses	121,699	107,286	342,517	314,902
Income from operations	25,089	36,741	85,790	118,656
Other income (expense):
Other (expense) income, net	(2,466)	38,110	18,279	24,097
Interest income	4,258	3,300	13,159	7,333
Interest expense, net	(5,472)	(5,228)	(16,732)	(15,139)
Total other (expense) income	(3,680)	36,182	14,706	16,291
Income before provision for income taxes and non-controlling interest	21,409	72,923	100,496	134,947
Provision for income taxes	28,062	49,122	88,675	102,013
Net (loss) income before non-controlling interest	(6,653)	23,801	11,821	32,934
Net (loss) income attributable to non-controlling interest	(1,826)	513	(3,627)	1,985
Net (loss) income attributable to Green Thumb Industries Inc.	$(4,827)	$23,288	$15,448	$30,949
Net (loss) income per share - basic	$(0.02)	$0.10	$0.07	$0.13
Net (loss) income per share - diluted	$(0.02)	$0.10	$0.07	$0.13
Weighted average number of shares outstanding - basic	218,624,002	231,652,595	223,388,427	234,524,146
Weighted average number of shares outstanding - diluted	218,624,002	233,535,805	226,024,017	237,218,778

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2026 and 2025

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

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Share Capital	Contributed Deficit	Deferred Share Issuance	Accumulated Earnings	Non-Controlling Interest	Total
	(in thousands)
Balance, July 1, 2026	$1,793,227	$(120,316)	$—	$185,692	$2,173	$1,860,776
Exercise of options and RSUs	15	(3)	—	—	—	12
Net share settlement of equity awards	606	(875)	—	—	—	(269)
Stock-based compensation	—	10,415	—	—	—	10,415
Issuance of shares to non-employee contractors	2	—	—	—	—	2
Distributions to non-controlling interest holders	—	—	—	—	(420)	(420)
Repurchase of Subordinate and Super Voting Shares	—	—	—	—	—	—
Net loss	—	—	—	(4,827)	(1,826)	(6,653)
Balance, September 30, 2026	$1,793,850	$(110,779)	$—	$180,865	$(73)	$1,863,863
Balance, January 1, 2026	$1,780,590	$(40,576)	$—	$165,417	$5,212	$1,910,643
Exercise of options and RSUs	353	(237)	—	—	—	116
Net share settlement of equity awards	12,805	(19,957)	—	—	—	(7,152)
Stock-based compensation	—	31,550	—	—	—	31,550
Issuance of shares to non-employee contractors	102	—	—	—	—	102
Distributions to non-controlling interest holders	—	—	—	—	(1,658)	(1,658)
Repurchase of Subordinate and Super Voting Shares	—	(81,559)	—	—	—	(81,559)
Net income (loss)	—	—	—	15,448	(3,627)	11,821
Balance, September 30, 2026	$1,793,850	$(110,779)	$—	$180,865	$(73)	$1,863,863

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income attributable to Green Thumb Industries Inc.	$15,448	$30,949
Net (loss) income attributable to non-controlling interest	(3,627)	1,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,777	89,163
Amortization of operating lease right of use assets	41,096	38,519
Amortization of finance lease right of use assets	274	—
Loss on disposal of property and equipment	2,009	2,390
(Earnings) loss on equity method investments	(6,827)	5,843
Net gain on divestitures of intellectual property	—	(29,876)
Reserve for obsolete inventory expense	861	—
Stock-based compensation	31,550	33,929
Decrease in fair value of investments	3,948	—
Interest on notes receivable	(1,801)	(1,497)
Fair value adjustments on related party warrants	1,695	—
Interest on related party convertible notes receivable	(5,360)	(2,171)
Amortization of debt discount	554	479
Other Non-cash items	107	(88)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,804)	976
Inventories	(32,383)	(8,919)
Prepaid expenses and other current assets	(4,712)	(2,087)
Deposits and other assets	(123)	(124)
Accounts payable	637	430
Accrued liabilities	(3,917)	(98)
Operating lease liabilities	(39,707)	(34,972)
Income tax receivable and payable, net	69,380	79,954
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	163,075	204,785
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(59,317)	(66,388)
Proceeds from disposal of property and equipment	690	—
Investments in securities and associates	(799)	(75,627)
Proceeds from equity investments and notes receivable	148	117
Acquisitions, net of cash acquired	(14,467)	(24,414)
Proceeds from divestiture of intellectual property	—	55,075
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(73,745)	(111,237)
CASH FLOW FROM FINANCING ACTIVITIES
Principal payments under finance leases	(230)	—
Contributions from limited liability company unit holders	—	5,800
Distributions to non-controlling interest holders	(1,658)	(1,064)
Repurchase of Subordinate and Super Voting Shares	(81,559)	(24,811)
Payments for taxes related to net share settlement of equity awards	(7,152)	(3,328)
Proceeds from exercise of options	116	1,570
Proceeds, net from issuance of notes payable	49,490	—
Principal repayment of notes payable	(17,619)	(7,989)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(58,612)	(29,822)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS:
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS	30,718	63,726
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	285,282	171,687
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS END OF PERIOD	$316,000	$235,413

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2026 and 2025

(Amounts Expressed in United States Dollars)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$17,359	$16,468
Taxes paid	$20,041	$22,055
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(2,341)	$(9,317)
Noncash change in operating lease right of use asset	$(5,104)	$292
Noncash change in operating lease liability	$5,104	$(292)
Issuance of shares associated with investment interests	$—	$630
Issuance of shares to non-employee contractors	$102	$170
Distribution of deferred shares	$—	$(6,362)
ACQUISITIONS AND DISPOSITIONS
Inventories	$1,872	$447
Accounts receivable	—	(469)
Prepaid expenses	608	256
Property and equipment	17,637	2,061
Operating lease right-of-use asset	10,371	2,027
Identifiable Intangible assets	32,154	(8,235)
Goodwill	11,307	4,748
Deposits and other assets	196	—
Liabilities assumed	(1,546)	660
Operating lease liabilities	(10,371)	(2,027)
Contingent liabilities	(50)	—
Gain on divestiture of Project Remix assets	—	(29,876)
Cash consideration payable	(30,250)	(253)
Forgiveness of note receivable for acquisition of business	(17,461)	—
	$14,467	$(30,661)
RECONCILIATION OF CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$316,000	$226,211
Restricted cash	—	9,202
TOTAL CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH	$316,000	$235,413

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise

1. OVERVIEW AND BASIS OF PRESENTATION

(a) Description of Business

Green Thumb Industries Inc. (“Green Thumb,” the “Company,” “we” or “us”), a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. Green Thumb manufactures, and distributes a portfolio of cannabis consumer packaged goods brands including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM. The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb's own Retail stores (which we refer to as our Retail business). The Company also owns and operates retail cannabis stores that include a national chain named RISE, which sell our products and third-party products. As of September 30, 2026, Green Thumb has revenue in fourteen markets (California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia), employs approximately 5,000 people and serves millions of patients and customers annually.

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

(c) Significant Accounting Policies

Except for the addition of the accounting policy for variable interest entities (“VIE”) described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 to the Company's Consolidated Financial Statements included in the 2025 Form 10-K. During the period, the Company entered into management service agreements through which it obtained variable interests in, and was determined to be the primary beneficiary of, certain entities, resulting in the consolidation of VIEs. As a result, the Company has added the following significant accounting policy in connection with these arrangements.

Variable Interest Entities

A VIE is an entity that has insufficient equity at risk to finance its activities without additional subordinated financial support, or in which the equity holders, as a group, lack the power to direct the activities that most significantly impact the entity's economic performance or do not substantially participate in the entity's gains and losses. The Company's variable interests may arise through equity investments as well as through contractual arrangements, including management and service agreements, funding commitments, and other similar arrangements. Upon entering into a contractual or other arrangement, and upon the occurrence of a reconsideration event thereafter, the Company assesses whether the arrangement gives it a variable interest in an entity and whether that entity is a VIE.

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

See Note 7 - Variable Interest Entities, for additional information.

(d) Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the net earnings (loss) attributable to shareholders by the weighted average number of common shares outstanding during each of the periods presented. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings (loss) per share calculation. Diluted earnings (loss) per share is calculated using the treasury stock method by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has three categories of potentially dilutive common share equivalents: restricted stock units (“RSUs”), stock options and warrants. As of September 30, 2026, the Company had 6,937,783 options, 9,545,657 RSUs and 243,303 warrants outstanding. As of September 30, 2025, the Company had 7,911,149 options, 10,733,094 RSUs and 1,702,347 warrants outstanding.

In order to determine diluted earnings (loss) per share, it is assumed that any proceeds from the vesting of dilutive unvested RSUs, or exercise of unvested stock options and warrants would be used to repurchase common shares at the average market price during the period. Under the treasury stock method, the diluted loss per share calculation excludes any potential conversion of stock options and convertible debt that would increase earnings per share or decrease loss per share. For the three months ended September 30, 2026, the computation excluded potential dilutive common share equivalents because their impact was anti-dilutive. For the nine months ended September 30, 2026, the computation of diluted earnings per share included 2,635,590 RSUs. There were no dilutive options and warrants during the nine months ended September 30, 2026, as the relevant strike price was greater than the average stock price for the period. For the three months ended September 30, 2025, the computation of diluted earnings per share included 2,389 options and 1,880,822 RSUs. There were no dilutive warrants during the three months ended September 30, 2025, as the relevant strike price was greater than the average stock price for the period. For the nine months ended September 30, 2025, the computation of diluted earnings per share included 2,694,632 RSUs. There were no dilutive options and warrants during the nine months ended September 30, 2025, as the relevant strike price was greater than the average stock price for the period. For the three and nine months ended September 30, 2026, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 366,470 and 533,408, respectively. For the three and nine months ended September 30, 2025, the weighted average number of anti-dilutive stock options excluded from the computation of diluted earnings per share were 874,088 and 1,390,862, respectively.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise

2. INVENTORIES

The Company’s inventories include the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Raw material	$1,814	$1,300
Packaging and miscellaneous	21,572	12,223
Work in process	92,526	80,665
Finished goods	81,984	70,007
Reserve for obsolete inventory	(6,215)	(5,907)
Total inventories, net	$191,681	$158,288

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

3. PROPERTY AND EQUIPMENT

At September 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Buildings and improvements	$377,960	$361,898
Equipment, computers and furniture	254,346	230,532
Leasehold improvements	299,538	277,518
Land	35,646	35,207
Land improvements	6,133	6,312
Assets under construction	25,209	22,854
Capitalized interest	36,070	34,763
Total property and equipment	1,034,902	969,084
Less: accumulated depreciation	(339,964)	(278,191)
Property and equipment, net	$694,938	$690,893

Depreciation expense for the three and nine months ended September 30, 2026 totaled $22,275 thousand and $64,548 thousand, respectively, of which $13,394 thousand and $39,849 thousand, respectively, is included in cost of goods sold. Depreciation expense for the three and nine months ended September 30, 2025 totaled $17,775 thousand and $51,846 thousand, respectively, of which $11,215 thousand and $32,810 thousand, respectively, is included in cost of goods sold.

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

Interest cost incurred and capitalized during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Interest expense incurred	$6,116	$5,602	$18,039	$16,859
Less: interest expense capitalized	(644)	(374)	(1,307)	(1,720)
Interest expense recognized in operations	$5,472	$5,228	$16,732	$15,139

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

At September 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses and permits	$714,793	$281,464	$433,329	$682,639	$246,669	$435,970
Trademarks	1,430	1,152	278	1,430	1,027	403
Customer relationships	15,140	15,140	—	15,140	14,832	308
Total intangible assets	$731,363	$297,756	$433,607	$699,209	$262,528	$436,681

The Company recorded amortization expense for the three and nine months ended September 30, 2026 of $11,913 thousand and $35,229 thousand, respectively. The Company recorded amortization expense for the three and nine months ended September 30, 2025 of $12,306 thousand and $37,317 thousand, respectively. As of September 30, 2026 and December 31, 2025, intangible assets are carried net of accumulated impairment losses of $31,131 thousand as of each period then ended.

The following table outlines the estimated annual amortization expense related to intangible assets as of September 30, 2026:

Estimated Amortization
Year Ending December 31,	(in thousands)
Remainder of 2026	$11,967
2027	47,870
2028	47,772
2029	47,703
2030	47,661
2031 and thereafter	230,634
$433,607

As of September 30, 2026, the weighted average amortization period remaining for intangible assets was 9.52 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

4. INTANGIBLE ASSETS AND GOODWILL (Continued)

(b) Goodwill

At September 30, 2026 and December 31, 2025 the balances of goodwill, by segment, consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Retail	$288,649	$277,342
Consumer packaged goods	314,809	314,809
Total	$603,458	$592,151

Goodwill is recognized net of accumulated impairment losses of $57,372 thousand as of September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026 and 2025, there were no conditions present that would require consideration as to whether an impairment test was necessary.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

5. INVESTMENTS

As of September 30, 2026 and December 31, 2025, the Company held various equity interests in cannabis-related companies as well as investments in note(s) receivable instruments that had a combined fair value of $34,251 thousand and $32,720 thousand, respectively. The Company measures its investments that do not have readily determinable fair value at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company performs an assessment on a quarterly basis to determine whether triggering events for impairment exist and to identify any observable price changes.

The following table summarizes the changes in the Company’s investments during the nine months ended September 30, 2026 and year ended December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Beginning	$32,720	$43,578
Additions	—	432
Proceeds	(148)	(150)
Fair value adjustments	(3,948)	(10,998)
Transfers and other	5,627	(142)
Ending	$34,251	$32,720

The following table summarizes the change in fair value associated with the Company's equity investments and notes receivable instruments during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Equity investments	$(1,644)	$(74)	$(2,948)	$(74)
Notes receivable instruments	—	—	(1,000)	—
Accrued interest on notes receivable instruments	—	24	—	74
Net fair value losses	$(1,644)	$(50)	$(3,948)	$—

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

Unrealized loss recognized on the Company's equity investments held during the three and nine months ended September 30, 2026 was $1,644 thousand and $2,948 thousand, respectively. Unrealized loss recognized on the Company's equity investments held during the three and nine months ended September 30, 2025 was $74 thousand.

As of September 30, 2026, the Company held no Level 1 equity investments.

The following table summarizes the change in the Company's Level 3 equity investments during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning	$28,471	$36,887	$29,775	$36,487
Additions	—	—	—	400
Fair value adjustments	(1,644)	(74)	(2,948)	(74)
Transfers and other	5,627	1,712	5,627	1,712
Ending	$32,454	$38,525	$32,454	$38,525

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

As of September 30, 2026, the Company held no Level 1 notes receivable instruments.

The following table summarizes the change in the Company's Level 3 notes receivable instruments during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning	$1,876	$6,949	$2,945	$7,091
Proceeds	(79)	(50)	(148)	(100)
Fair value adjustments	—	—	(1,000)	—
Accrued interest	—	24	—	74
Transfers and other	—	(1,712)	—	(1,854)
Ending	$1,797	$5,211	$1,797	$5,211

The Company's Level 3 notes receivable instruments bear a stated interest rate of 10% and terms of five years.

See Note 14 - Fair Value Measurements for additional details.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

6. ACQUISITIONS

(a) Business Combinations:

During the nine months ended September 30, 2026, the Company obtained control of several retail cannabis operations for the purposes of expanding its retail presence. In each case, the Company obtained a controlling financial interest as the primary beneficiary of a VIE through management services agreements and related asset purchase agreements with the license-holding entities, rather than through the acquisition of equity or legal title. Each transaction was accounted for in accordance with ASC 805, Business Combinations, as a business combination, with results included from the date control was obtained.

The most significant transactions related to the acquisition of control over retail dispensary licenses are presented individually below. Individually immaterial transactions have been aggregated. The purchase price allocations are preliminary and subject to change during the measurement period, principally with respect to the valuation of intangible assets and residual goodwill. The following table summarizes the preliminary acquisition-date fair values recognized:

	5/31/2026 Retail Store Acquisition	8/1/2026 Retail Store Acquisition	Other Retail Stores	Total
	(in thousands)
Cash	$83	$236	$4	$323
Inventory	1,469	254	149	1,872
Prepaid expenses	538	10	60	608
Property and equipment, net	9,990	5,513	2,134	17,637
Operating lease right-of-use asset	9,874	—	497	10,371
Deposits and other assets	174	11	11	196
Intangible assets, net:
Licenses and permits	21,120	9,934	1,100	32,154
Liabilities assumed	(310)	(382)	(854)	(1,546)
Operating lease liabilities	(9,874)	—	(497)	(10,371)
Total identifiable net assets	33,064	15,576	2,604	51,244
Goodwill	9,146	1,885	276	11,307
Net assets	$42,210	$17,461	$2,880	$62,551

Consideration Transferred:

	5/31/2026 Retail Store Acquisition	8/1/2026 Retail Store Acquisition	Other Retail Stores	Total
	(in thousands)
Cash	$11,960	$—	$2,830	$14,790
Contingent consideration payable	—	—	50	50
Acquisition payable	30,250	—	—	30,250
Forgiveness of note receivable for acquisition of business	—	17,461	—	17,461
Total consideration transferred	$42,210	$17,461	$2,880	$62,551

As of September 30, 2026, the Company held an acquisition liability of $30,250 thousand due upon regulatory approval of the transfer of the underlying licenses.

The acquired intangible assets have a weighted-average amortization period of approximately 15 years. Goodwill reflects expected synergies from integrating the acquired operations into the Company’s existing retail network and is deductible for income tax purposes. Acquisition-related costs and the effect on pro forma results were not material.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

7. VARIABLE INTEREST ENTITIES

The Company has entered into management service agreements in multiple states with various entities to expand its retail cannabis presence, including through the operation and acquisition of cannabis dispensary licenses. The Company has evaluated these arrangements under ASC 810, Consolidation, and has determined that these entities are VIEs for which the Company is the primary beneficiary and holds a controlling financial interest. The Company's direct or indirect ownership interest in these entities ranges from 0% to 51% as of September 30, 2026.

The following table presents the summarized assets and liabilities of the Company's consolidated VIEs as of September 30, 2026 and December 31, 2025. Amounts reflect only the third-party assets and liabilities of those VIEs and exclude intercompany balances eliminated in consolidation.

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$4,816	$2,229
Inventories, net	5,687	840
Prepaid expenses	810	72
Other current assets	885	257
Total current assets	12,198	3,398
Property and equipment, net	20,139	1,526
Operating lease right of use assets, net	12,496	2,682
Intangible assets, net	34,283	2,873
Goodwill	12,547	1,239
Deposits and other assets	1,398	1,716
Total assets	$93,061	$13,434
Current liabilities:
Accounts payable	4,910	1,073
Accrued liabilities	916	286
Current portion of operating lease liabilities	2,571	591
Total current liabilities	8,397	1,950
Operating lease liabilities, net of current portion	10,022	2,128
Total liabilities	$18,419	$4,078

Subsequent Event - Consolidation of RYTHM, Inc.

On August 10, 2026, the Company and its affiliates entered into an amendment (the “Amendment”) to certain pre-funded warrants, secured convertible notes, and a shared services agreement with RYTHM, Inc. (“RYM”), a public company in which the Company holds an equity interest accounted for under the equity method. The Amendment removed the 49.99% beneficial ownership limitations applicable to the Company’s pre-funded warrants in RYM, secured convertible notes issued by RYM and RYM shares issuable pursuant to the services agreement, effective October 10, 2026 (the “Effective Date”). Upon the Effective Date, the Company obtained the ability to exercise warrants and convert the secured convertible notes sufficient to hold a majority of RYM’s outstanding voting common stock, which, together with the Company’s existing representation on RYM’s board and other rights, gave the Company the power to direct the activities that most significantly impact RYM’s economic performance. The Company has concluded that RYM is a VIE and that the Company became RYM’s primary beneficiary effective October 10, 2026. The Company has further concluded that RYM constitutes a business under ASC 805. Accordingly, the Company will account for its consolidation of RYM as a business combination achieved in stages beginning in the fourth quarter of 2026, and will remeasure its previously held equity interest in RYM to fair value as of October 10, 2026, with any resulting gain or loss recognized in earnings. As of the date these financial statements were issued, an estimate of the financial effect of the consolidation, including the amount of any gain or loss on remeasurement of the Company’s previously held equity interest in RYM, cannot be made.

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

The Company determines if an arrangement is a lease at inception. The Company must consider whether the contract conveys the right to control the use of an identified asset. Certain arrangements require significant judgment to determine if an asset is specified in the contract and if the Company directs how and for what purpose the asset is used during the term of the contract. For the three and nine months ended September 30, 2026, the Company recorded operating lease expense of $13,935 thousand and $41,096 thousand, respectively compared to operating lease expense of $12,947 thousand and $38,519 thousand for the three and nine months ended September 30, 2025, respectively.

Other information related to operating leases as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	9.11	9.80
Weighted average discount rate	11.95%	12.16%

Maturities of lease liabilities for operating leases as of September 30, 2026 were as follows:

	Maturities of Lease Liability
Year Ending December 31,	Third-Party	Related Party	Total

	(in thousands)
Remainder of 2026	$13,435	$132	$13,567
2027	54,302	491	54,793
2028	51,909	282	52,191
2029	48,482	287	48,769
2030	46,340	293	46,633
2031 and thereafter	263,534	475	264,009
Total lease payments	478,002	1,960	479,962
Less: interest	(202,282)	(501)	(202,783)
Present value of operating lease liability	$275,720	$1,459	$277,179

(b) Finance Leases

In certain markets, the Company leases vehicles at its retail stores for residential delivery, where permitted. Many such leases are accounted for as finance leases. The terms of the vehicle leases are generally five years, do not contain renewal options, and expire at various dates through 2031. The Company's finance leases as of September 30, 2026 were not material and were included in Deposits and other assets and Other long-term liabilities on the Company's unaudited interim condensed consolidated balance sheets.

(c) Related Party Operating Leases

Mosaic Real Estate, LLC owns certain facilities leased by the Company and is owned in part by Benjamin Kovler, the Chairman and Chief Executive Officer of the Company (through KP Capital, LLC), and Anthony Georgiadis, the President and a director of the Company (through Three One Four Holdings, LLC). For the three and nine months ended September 30, 2026, the Company recorded lease expense of $126 thousand and $378 thousand, respectively, compared to lease expense of $126 thousand and $378 thousand for the three and nine months ended September 30, 2025, respectively, associated with these leasing arrangements.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

9. NOTES PAYABLE

At September 30, 2026 and December 31, 2025, notes payable consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Syndicated credit facility[1]	$177,048	$140,909
Mortgage notes[2]	100,273	103,987
Total notes payable	277,321	244,896
Less: current portion of notes payable	(23,753)	(18,495)
Notes payable, net of current portion	$253,568	$226,401

1 As of September 30, 2026 and December 31, 2025, the Credit Facility (as defined below in Section (a) of this Note 9), had an outstanding principal balance of $178,750 thousand and $142,500 thousand, respectively. The Credit Facility was issued at a discount, the carrying value of which was $1,702 thousand and $1,591 thousand as of September 30, 2026 and December 31, 2025, respectively. The Credit Facility matures on September 11, 2029.

2 The Company has issued mortgage notes in connection with various operating properties at an aggregate value of $112,285 thousand as of September 30, 2026 and December 31, 2025. The mortgage notes were issued at a discount, the carrying value of which was $644 thousand and $799 thousand, and are presented net of principal payments of $11,368 thousand and $7,499 thousand as of September 30, 2026 and December 31, 2025, respectively. These mortgage notes mature between December 31, 2028 and June 5, 2035 with interest rates - ranging between 5.00% and 7.77%.

(a) Syndicated Credit Facility

On September 11, 2024, the Company entered into a $150,000 thousand syndicated credit facility led by Valley National Bank, which was amended on February 19, 2026 via Amendment No. 1 thereto to increase the total amount borrowed to $200,000 thousand (as amended, the “Credit Facility”). The Credit Facility has a maturity date of September 11, 2029 and bears interest from the date of issuance at the Secured Overnight Financing Rate plus 500 basis points, payable quarterly. As of September 30, 2026, the floating interest rate on the Credit Facility was 8.90%.

The Credit Facility includes certain covenants which require the Company to maintain a debt service coverage ratio of 1.5 to 1.0, a funded debt to Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) (see “Non-GAAP Measures” below for additional information on Adjusted EBITDA) ratio no greater than 3.5 to 1.0, and a tangible net worth of at least $500,000 thousand. As of September 30, 2026, the Company was in compliance with all covenants associated with the Credit Facility.

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

(b) Issued and Outstanding

A reconciliation of the beginning and ending amounts of the issued and outstanding shares by class is as follows:

	Issued and Outstanding
	Subordinate Voting Shares	Multiple Voting Shares	Super Voting Shares
As of January 1, 2026	206,629,845	37,472	201,690
Issuance of shares upon exercise of options	15,905	—	—
Issuances of shares upon vesting of RSUs	2,043,310	—	—
Issuance of shares to non-employee contractors	12,914	—	—
Repurchase of Subordinate Voting Shares	(13,438,787)	—	—
Repurchase of Super Voting Shares	—	—	(5,000)
Exchange of shares	2,191,100	(11,911)	(10,000)
As of September 30, 2026	197,454,287	25,561	186,690

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(i) Repurchase of Subordinate Voting Shares

On September 23, 2026, the Company's Board of Directors authorized a new share repurchase program that commenced immediately following the expiration of the Company's previous share repurchase program. The new program authorizes the Company to repurchase its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand.

Under the previous share repurchase program, during the nine months ended September 30, 2026, the Company repurchased approximately 13,438,787 Subordinate Voting Shares for approximately $77,659 thousand, at an average price of $5.78 per share.

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

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

10. SHARE CAPITAL (Continued)

(c) Stock-Based Compensation (Continued)

The following table summarizes Stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as of December 31, 2025	7,692,764	$10.65	3.78
Granted	293,217	6.54
Exercised	(15,905)	7.32
Forfeited	(1,032,293)	25.34
Balance as of September 30, 2026	6,937,783	$7.14	3.83
Exercisable as of September 30, 2026	5,824,874	$5.71	0.26

As permitted under ASC 718, Stock Compensation, the Company has made an accounting policy choice to prospectively account for forfeitures when they occur.

The following table summarizes the number of unvested RSU awards as of September 30, 2026 and December 31, 2025 and the changes during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Shares at December 31, 2025	9,518,293	$8.30
Granted	3,720,515	6.63
Forfeited	(1,649,841)	7.23
Vested	(2,043,310)	8.11
Unvested Shares at September 30, 2026	9,545,657	$7.77

The stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Stock options expense	$870	$1,742	$3,017	$5,601
Restricted stock units expense	9,545	9,912	28,533	28,328
Total stock based compensation expense	$10,415	$11,654	$31,550	$33,929

As of September 30, 2026, $51,735 thousand of total unrecognized expense related to stock-based compensation awards is expected to be recognized over a weighted-average period of 1.69 years.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

11. INCOME TAX EXPENSE

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Income before income taxes	$21,409	$72,923	$100,496	$134,947
Income tax expense	28,062	49,122	88,675	102,013
Effective tax rate	131%	67%	88%	76%

The effective tax rates for the three months ended September 30, 2026 and 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. As part of its normal business operations, the Company and certain of its subsidiaries are subject to periodic examination by federal and state taxing authorities. As of September 30, 2026, the IRS is auditing the Company’s 2023 and 2024 tax years, which are the earliest years open to examination.

The IRS has taken the position that cannabis companies are subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which cannabis companies are only allowed to deduct expenses directly related to sales of product. This results in permanent differences related to ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. On April 23, 2026, the U.S. Department of Justice (“DOJ”) issued a final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. This change, which became effective on April 28, 2026, will prospectively reduce a portion of the Company's provision for uncertain tax positions. The U.S. Department of the Treasury has not yet issued guidance on the tax consequences of this reclassification. The Company's income tax provision for the three and nine months ended September 30, 2026, reflects its current interpretation of the reclassification's effect on Section 280E, which remains subject to change pending such guidance. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

12. OTHER INCOME (EXPENSE)

For the three and nine months ended September 30, 2026 and 2025 other income (expense) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Fair value adjustments on equity investments	$(1,644)	$(74)	$(3,948)	$(74)
Net gain on divestitures of intellectual property	—	41,554	—	29,876
Fair value adjustments on related party warrants	(573)	—	(1,695)	—
Fair value adjustments on warrants liability	—	—	—	68
Gain from settlement of arbitration award	—	—	17,000	—
Earnings (loss) from equity method investments	326	(3,408)	6,827	(5,843)
Other	(575)	38	95	70
Total other income (expense)	$(2,466)	$38,110	$18,279	$24,097

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following is an update to the status of the previously disclosed matters as of September 30, 2026:

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
(ii)
On February 5, 2026, the Company was notified of an arbitration award in favor of Green Thumb in relation to a 2018 agreement with Ascend Wellness Holdings Inc. (“Ascend”). On February 12, 2026, Ascend remitted $17,000 thousand to the Company in order to settle the matter in accordance with the parties' settlement agreement. For the nine months ended September 30, 2026, this amount was included within other income (expense) on the unaudited interim condensed consolidated statements of operations.

At September 30, 2026 and December 31, 2025, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(c) Construction Commitments

As of September 30, 2026, the Company held approximately $4,700 thousand of open construction commitments to contractors on work being performed which are generally expected to be completed within 12 months.

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

It was not practicable to estimate the fair value of the Company's long-term notes payable, which consist of the Credit Facility and mortgage notes, since there were no quoted market prices or active trading markets. The carrying amount of notes payable at September 30, 2026 and December 31, 2025 was $277,321 thousand and $244,896 thousand, respectively, which includes $23,753 thousand and $18,495 thousand, respectively, of short-term debt due within one year.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The fair values of the Company’s financial instruments associated with each of the three levels of the hierarchy are:

	As of September 30, 2026
	(in thousands)
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$316,000	$—	$—	$316,000
Restricted cash and cash equivalents	—	—	—	—
Investments	—	—	34,251	34,251
	$316,000	$—	$34,251	$350,251

	As of December 31, 2025
	(in thousands)
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$274,298	$—	$—	$274,298
Restricted cash and cash equivalents	10,984	—	—	10,984
Investments	—	—	32,720	32,720
	$285,282	$—	$32,720	$318,002

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. RELATED PARTY TRANSACTIONS WITH AFFILIATED ENTITIES

The Company acquired a non-controlling financial interest in Agrify Corporation (now known as RYTHM, Inc. or “RYM”) in November 2024. In connection with the transaction, Benjamin Kovler, Chairman and Chief Executive Officer and Armon Vakili, Vice President, Strategic Initiatives and Partnerships, both of Green Thumb, began serving as RYM's Chairman and Interim Chief Executive Officer and member of RYM's Board, respectively. The following is a summary of transactions between Green Thumb and RYM:

a)
Equity Method Investment:

As of September 30, 2026 and December 31, 2025, the Company held approximately 33% ownership interest in RYM and accounted for the investment using the equity method of accounting. As of each of those periods then ended, the Company's investment in RYM had a carrying value of $162,696 thousand and $152,374 thousand, respectively. During the three and nine months ended September 30, 2026 and 2025, the Company recorded earnings (losses) from its ownership interest in RYM of $59 thousand and $6,657 thousand and $(3,146) thousand and $(6,365) thousand, respectively, within other income (expense) on the Company's unaudited interim condensed consolidated statements of operations.

b)
Convertible Notes Receivable:

The Company extended convertible notes receivable (the “May 2025 Notes” and “August 2025 Notes”) to RYM in the previous year. The following amounts were held by the Company as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
	(in thousands)
May 2025 Notes - maturing November 22, 2026	$27,000	$27,000
August 2025 Notes - maturing February 25, 2027	45,000	—
Current convertible notes receivable from RYM	$72,000	$27,000

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

As of September 30, 2026 and December 31, 2025, accrued interest associated with the Company's convertible notes receivable from RYM totaled $1,800 thousand and $2,326 thousand, respectively.

Green Thumb Industries Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(Amounts Expressed in United States Dollars, Except Where Stated Otherwise)

15. RELATED PARTY TRANSACTIONS WITH AFFILIATED ENTITIES (Continued)

c)
Licensing and Management Services Agreements:

In May and August 2025, Green Thumb sold its intellectual property rights in brands including RYTHM, incredibles, Beboe, Dogwalkers, Doctor Solomon's, &Shine and Good Green to RYM. As part of the transactions, RYM agreed to license the intellectual property rights back to Green Thumb in exchange for a licensing fee (the “License Agreements”). During the three and nine months ended September 30, 2026, the Company incurred $15,750 thousand and $40,478 thousand, respectively, in license fees that were recorded within cost of sales on the Company's unaudited interim condensed consolidated statements of operations. No such license fees were incurred during the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the Company owed RYM $5,833 thousand and $6,801 thousand, respectively in association with the License Agreements. Such amounts were included within accounts payable on the unaudited interim condensed consolidated balance sheets.

On March 31, 2026, the License Agreements were amended to replace the prior revenue-based fee structure with fixed annual licensing fees of $70,000 thousand, payable in monthly installments. The fees are subject to an annual increase equal to two times a Consumer Price Index-based escalator. No other terms of the License Agreements were modified.

Separately, the Company routinely provides operational support services to RYM pursuant to two shared services agreements. As of September 30, 2026 and December 31, 2025 the Company was owed $3,616 thousand and $3,186 thousand, respectively, under the shared services agreements.

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

The below table presents revenues by type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenues, net of discounts
Retail	$224,575	$204,056	$645,210	$608,012
Consumer packaged goods	189,344	163,292	532,539	503,013
Intersegment eliminations	(89,507)	(75,979)	(246,464)	(246,859)
Total revenues, net of discounts	$324,412	$291,369	$931,285	$864,166
Cost of goods sold
Retail	$137,137	$125,990	$392,542	$395,821
Consumer packaged goods	119,814	107,011	333,393	311,597
Intersegment eliminations	(79,327)	(85,659)	(222,957)	(276,810)
Total cost of goods sold	$177,624	$147,342	$502,978	$430,608
Gross profit
Retail	$87,438	$78,066	$252,668	$212,191
Consumer packaged goods	69,530	56,281	199,146	191,416
Intersegment eliminations	(10,180)	9,680	(23,507)	29,951
Total gross profit	$146,788	$144,027	$428,307	$433,558
Depreciation and amortization
Retail	$15,056	$11,800	$42,386	$34,330
Consumer packaged goods	19,132	18,281	57,391	54,833
Intersegment eliminations	—	—	—	—
Total depreciation and amortization	$34,188	$30,081	$99,777	$89,163

Goodwill assigned to the Retail segment as of September 30, 2026 and December 31, 2025 was $288,649 thousand and $277,342 thousand, respectively. Intangible assets, net assigned to the Retail segment as of September 30, 2026 and December 31, 2025 was $264,056 thousand and $251,846 thousand, respectively.

Goodwill assigned to the Consumer Packaged Goods segment as of September 30, 2026 and December 31, 2025 was $314,809 thousand at each period end. Intangible assets, net assigned to the Consumer Packaged Goods segment as of September 30, 2026 and December 31, 2025 was $169,551 thousand and $184,835 thousand, respectively.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Green Thumb Industries Inc. (the “Company” or “Green Thumb”) is for the three and nine months ended September 30, 2026 and 2025. It is supplemental to, and should be read in conjunction with, the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2026 and the consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026 (the “2025 Form 10-K”) and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

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

OVERVIEW OF THE COMPANY

Established in 2014 and headquartered in Chicago, Illinois, Green Thumb, a national cannabis consumer packaged goods company and retailer, promotes well-being through the power of cannabis while being committed to community and sustainable, profitable growth. As of September 30, 2026, Green Thumb has operations in fourteen U.S. markets, employs approximately 5,000 people and serves millions of patients and customers annually.

Green Thumb’s core business is manufacturing, distributing and marketing a portfolio of cannabis consumer packaged goods brands, including &Shine, Beboe, Dogwalkers, Doctor Solomon’s, Good Green, incredibles and RYTHM (which we refer to as our Consumer Packaged Goods business). The Company distributes and markets these products to third-party licensed retail cannabis stores across the United States as well as to Green Thumb-owned retail stores (which we refer to as our Retail business). The Company developed and acquired its consumer packaged goods brands over the course of the Company's operating history and then, in transactions that closed on May 20, 2025 and August 27, 2025, the Company, through sales of equity interests of indirectly owned subsidiaries, sold the intellectual property related to those brands to RYM (formerly known as Agrify Corporation). In connection with these sales, the Company entered into licensing arrangements with RYM for the Company's continued use of these brands for cannabis products in its existing markets (the “License Agreements”). On March 31, 2026, the License Agreements were amended to replace the original revenue-based fee structure with fixed annual licensing fees. The amendments became effective on April 1, 2026. As of September 30, 2026, the Company, owns approximately 33% of the outstanding shares of common stock of RYM and has the right to acquire additional shares that could increase the Company's ownership percentage to more than 90%. Such rights were subject to certain conditions, including approval by RYM's shareholders, which was obtained at a special meeting held on August 10, 2026. See Note 7, Variable Interest Entities, for details.

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

Green Thumb owns and operates a national cannabis retail chain called RISE Dispensaries that aims to bring patients and customers a variety of high-quality products at multiple price points and provide excellent service. In addition, Green Thumb owns stores under other names, primarily where naming is subject to licensing or similar restrictions. The income from Green Thumb’s retail stores is primarily derived from the sale of cannabis-related products, which includes the sale of Green Thumb produced products as well as those produced by third parties, with an immaterial (under 10%) portion of this income resulting from the sale of other merchandise (such as t-shirts and accessories for cannabis use). RISE Dispensaries currently are located in the fourteen states in which we operate. As of September 30, 2026, the Company had 130 open and operating Retail stores. The Company’s new store opening plans will remain fluid depending on market conditions, obtaining local licensing, construction and other permissions and subject to the Company’s capital allocation plans as described under the heading “Liquidity, Financing Activities During the Period, and Capital Resources” below.

Results of Operations – Consolidated

The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 and (ii) unaudited interim condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 have been derived from, and should be read in conjunction with, the unaudited interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this quarterly report on Form 10-Q.

The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and on a going-concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended September 30,		Nine Months Ended September 30,		QTD Change		YTD Change
	2026	2025	2026	2025	$	%	$	%
	(in thousands, except share and per share amounts)				Increase (Decrease)
Revenues, net of discounts	$324,412	$291,369	$931,285	$864,166	$33,043	11%	$67,119	8%
Cost of goods sold	(177,624)	(147,342)	(502,978)	(430,608)	30,282	21%	72,370	17%
Gross profit	146,788	144,027	428,307	433,558	2,761	2%	(5,251)	(1)%
Expenses:
Selling, general, and administrative	121,699	107,286	342,517	314,902	14,413	13%	27,615	9%
Total expenses	121,699	107,286	342,517	314,902	14,413	13%	27,615	9%
Income from operations	25,089	36,741	85,790	118,656	(11,652)	(32)%	(32,866)	(28)%
Total other (expense) income	(3,680)	36,182	14,706	16,291	(39,862)	(110)%	(1,585)	(10)%
Income before provision for income taxes and non-controlling interest	21,409	72,923	100,496	134,947	(51,514)	(71)%	(34,451)	(26)%
Provision for income taxes	28,062	49,122	88,675	102,013	(21,060)	(43)%	(13,338)	(13)%
Net (loss) income before non-controlling interest	(6,653)	23,801	11,821	32,934	(30,454)	(128)%	(21,113)	(64)%
Net (loss) income attributable to non-controlling interest	(1,826)	513	(3,627)	1,985	(2,339)	(456)%	(5,612)	(283)%
Net (loss) income attributable to Green Thumb Industries Inc.	$(4,827)	$23,288	$15,448	$30,949	$(28,115)	(121)%	$(15,501)	(50)%
Net (loss) income per share - basic	$(0.02)	$0.10	$0.07	$0.13	$(0.12)	(120)%	$(0.06)	(46)%
Net (loss) income per share - diluted	$(0.02)	$0.10	$0.07	$0.13	$(0.12)	(120)%	$(0.06)	(46)%
Weighted average number of shares outstanding – basic	218,624,002	231,652,595	223,388,427	234,524,146
Weighted average number of shares outstanding – diluted	218,624,002	233,535,805	226,024,017	237,218,778

	September 30, 2026	December 31, 2025
	(in thousands)
Total assets	$2,850,223	$2,790,056
Long-Term liabilities	$729,225	$702,098

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenues, net of Discounts

Revenues, net of discounts for the three months ended September 30, 2026 were $324,412 thousand, an increase of 11% from $291,369 thousand during the three months ended September 30, 2025. The increase in revenue was largely due to the launch of adult-use sales in Minnesota which began on September 17, 2025, revenue generated from newly opened and acquired retail stores, and continued growth in existing markets, particularly in Florida, New Jersey, New York, Ohio and Virginia, partially offset by price compression and increased competition in select markets.

The Company generated revenue from 130 Retail stores during the quarter compared to 108 in the same quarter of the prior year. Retail revenues made up 69% of total revenues during the three months ended September 30, 2026 as compared to 70% during the three months ended September 30, 2025. Since September 30, 2025, the Company opened or acquired twenty-two Retail stores.

Consumer Packaged Goods revenues made up 31% of total revenues during the three months ended September 30, 2026 as compared to 30% during the three months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within the Company's state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the three months ended September 30, 2026 was $177,624 thousand, an increase of 21% from $147,342 thousand for the three months ended September 30, 2025. The increase in cost of goods sold was primarily driven by RYM licensing fees of $15,750 thousand, the legalization of adult-use sales in Minnesota as described above, continued growth in existing markets, particularly in Florida, New Jersey, New York, Ohio and Virginia, and new and acquired Retail store openings since September 30, 2025.

Gross Profit

Gross profit for the three months ended September 30, 2026 was $146,788 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 45%. This is compared to gross profit for the three months ended September 30, 2025 of $144,027 thousand, or a 49% gross margin. The increase in gross profit was primarily attributable to the launch of adult-use sales in Minnesota as well as continued growth in existing markets as discussed above, partially offset by RYM licensing fees and price compression in select markets.

Total Expenses

Total expenses for the three months ended September 30, 2026 were $121,699 thousand, or 38% of revenues, net of discounts, an increase of $14,413 thousand compared to the same period in the prior year. Total expenses for the three months ended September 30, 2025 were $107,286 thousand or 37% of revenues, net of discounts. The increase in total expenses was primarily attributable to overall compensation and benefits of corporate staff and increased costs associated with the opening, acquisition and operation of Retail stores as described above.

Total Other Income (Expense)

Total other expense for the three months ended September 30, 2026 was $3,680 thousand, an unfavorable change of $39,862 thousand, primarily due to the net gain on sale of Green Thumb's intellectual property rights to RYM during the three months ended September 30, 2025.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the three months ended September 30, 2026 was $21,409 thousand, a decrease of $51,514 thousand compared to the three months ended September 30, 2025.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $10,415 thousand and $11,654 thousand in the three months ended September 30, 2026 and 2025, respectively, and other non-operating expenses of $3,960 thousand and $1,687 thousand in three months ended September 30, 2026 and 2025, respectively, Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) was $73,652 thousand and $80,163 thousand, respectively. In addition, Adjusted EBITDA excluding the licensing fees recorded in conjunction with the Company's licensing agreement with RYM (“Normalized EBITDA”) was $89,402 thousand for the three months ended September 30, 2026. More information on Normalized EBITDA is also presented under the heading “Non-GAAP Measures” below.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the three months ended September 30, 2026, federal and state income tax expense totaled $28,062 thousand compared to expense of $49,122 thousand for the three months ended September 30, 2025. The decrease in income tax expense was primarily due to the DOJ's final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. The final order became effective on April 28, 2026.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenues, net of Discounts

Revenues, net of discounts for the nine months ended September 30, 2026 were $931,285 thousand, an increase of 8% from $864,166 thousand for the nine months ended September 30, 2025. The increase in revenue was largely due to the launch of adult-use sales in Minnesota which began on September 17, 2025, revenue generated from newly opened and acquired retail stores, and continued growth in existing markets, particularly in Connecticut, Florida, New York, Ohio and Virginia, partially offset by price compression and increased competition in select markets.

Retail revenues made up 69% of total revenues during the nine months ended September 30, 2026 as compared to 70% during the nine months ended September 30, 2025. Consumer Packaged Goods revenues made up 31% of total revenues during the nine months ended September 30, 2026 as compared to 30% during the nine months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold are derived from retail purchases made by the Company from its third-party licensed producers operating within our state markets and costs related to the internal cultivation and production of cannabis. Cost of goods sold for the nine months ended September 30, 2026 was $502,978 thousand, an increase of 17% from $430,608 thousand for the nine months ended September 30, 2025. The increase in cost of goods sold was primarily driven by RYM licensing fees of $40,478 thousand, legalization of adult-use sales in Minnesota as described above, continued growth in existing markets, particularly in Connecticut, Florida, New York, Ohio and Virginia, and new and acquired Retail store openings since September 30, 2025.

Gross Profit

Gross profit for the nine months ended September 30, 2026 was $428,307 thousand, representing a gross margin on the sale of branded cannabis flower and processed and packaged products including concentrates, edibles, topicals and other cannabis products, of 46%. This is compared to gross profit for the nine months ended September 30, 2025 of $433,558 thousand or a 50% gross margin. The decrease in gross profit was primarily attributable to an increase in RYM licensing fees and price compression in select markets.

Total Expenses

Total expenses for the nine months ended September 30, 2026 were $342,517 thousand or 37% of revenues, net of discounts, an increase of $27,615 thousand over the same period in the prior year. Total expenses for the nine months ended September 30, 2025 were $314,902 thousand or 36% of revenues, net of discounts. The increase in total expenses was attributable to overall compensation and benefits of corporate staff and increased costs associated with the opening, acquisition and operation of new Retail stores as described above.

Total Other Income (Expense)

Total other income for the nine months ended September 30, 2026 was $14,706 thousand, an unfavorable change of $1,585 thousand over the same period in the prior year, primarily due to a one-time arbitration settlement of $17,000 thousand and income associated with the Company's related party equity method investment in RYM during the nine months ended September 30, 2025.

Income Before Provision for Income Taxes and Non-Controlling Interest

Income before provision for income taxes and non-controlling interest for the nine months ended September 30, 2026 was $100,496 thousand, a decrease of $34,451 thousand compared to the nine months ended September 30, 2025.

As presented under the heading “Non-GAAP Measures” below, after adjusting for non-cash equity incentive compensation of $31,550 thousand and $33,929 thousand, and other non-operating expenses of $9,633 thousand and $6,402 thousand for the nine months ended September 30, 2026 and 2025, respectively, Adjusted EBITDA was $226,750 thousand and $248,150 thousand, respectively. In addition, Adjusted EBITDA excluding the licensing fees recorded in conjunction with the Company's licensing agreement with RYM (“Normalized EBITDA”) was $267,228 thousand for the nine months ended September 30, 2026.

Provision for Income Taxes

Income tax expense is recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the nine months ended September 30, 2026, federal and state income tax expense totaled $88,675 thousand compared to expense of $102,013 thousand for the nine months ended September 30, 2025. In computing its provision for income taxes, the Company took into consideration the DOJ's final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. The change will prospectively reduce a portion of the Company's provision for uncertain tax positions. The final order became effective on April 28, 2026.

Results of Operations by Segment

The following table summarizes revenues, net of discounts by segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		QTD Change
	2026	2025	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$224,575	$204,056	$20,519	10%
Consumer Packaged Goods	189,344	163,292	26,052	16%
Intersegment eliminations	(89,507)	(75,979)	13,528	18%
Total revenues, net of discounts	$324,412	$291,369	$33,043	11%

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
	(in thousands)		Increase (Decrease)
Retail	$645,210	$608,012	$37,198	6%
Consumer Packaged Goods	532,539	503,013	29,526	6%
Intersegment Eliminations	(246,464)	(246,859)	(395)	0%
Total revenues, net of discounts	$931,285	$864,166	$67,119	8%

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

Revenues, net of discounts, for the Retail segment were $224,575 thousand, an increase of $20,519 thousand, compared to the three months ended September 30, 2025. The increase in revenue was largely due to the launch of adult-use sales in Minnesota which began on September 17, 2025, revenue generated from newly opened and acquired retail stores, and continued growth in existing markets, particularly in Florida, Maryland and Virginia, partially offset by price compression and increased competition in select markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $189,344 thousand, an increase of $26,052 thousand or 16%, compared to the three months ended September 30, 2025. The increase in revenue was largely due to the launch of adult-use sales in Minnesota, which began on September 17, 2025, as well as continued growth in existing markets, particularly in Illinois, New Jersey, New York, Ohio and Pennsylvania, partially offset by price compression and increased competition in select markets.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $89,507 thousand, compared to $75,979 thousand during three months ended September 30, 2025. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 31% of total revenues during the three months ended September 30, 2026 as compared to 30% during the three months ended September 30, 2025.

Due to the vertically integrated nature of the business, the Company reviews its revenue at the Retail and Consumer Packaged Goods level while reviewing its operating results on a consolidated basis.

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

Revenues, net of discounts for the Retail segment were $645,210 thousand, an increase of $37,198 thousand or 6%, compared to the nine months ended September 30, 2025. The increase in Retail revenues, net of discounts, was primarily due to the launch of adult-use sales in Minnesota which began on September 17, 2025, revenue generated from newly opened and acquired retail stores, and continued growth in existing markets, particularly in Connecticut, Florida and Virginia, partially offset by price compression and increased competition in select markets.

Revenues, net of discounts, for the Consumer Packaged Goods segment were $532,539 thousand, an increase of $29,526 thousand or 6%, compared to the nine months ended September 30, 2025. The increase in Consumer Packaged Goods revenues was primarily driven by the launch of adult-use sales in Minnesota, which began on September 17, 2025, as well as continued growth in existing markets, particularly in Connecticut, Massachusetts, New Jersey, New York, and Ohio, partially offset by price compression and increased competition in select markets.

Intersegment eliminations associated with the Consumer Packaged Goods segment were $246,464 thousand, a decrease of $395 thousand compared to the nine months ended September 30, 2025. Consumer Packaged Goods revenues, net of intersegment eliminations, made up 31% of total revenues during the nine months ended September 30, 2026 as compared to 30% during the nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2026, revenue was contributed from Retail and Consumer Packaged Goods sales across California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Virginia.

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

During the three and nine months ended September 30, 2026, the Company continued to focus on creating sustainable, profitable growth of the Company’s business while pursuing expansion. Green Thumb expects to continue its growth strategy for the foreseeable future as the Company expands its Consumer Packaged Goods and Retail footprint within its current markets with acquisitions and partnerships, and scales resources into new markets.

Total Expenses

Total expenses other than cost of goods sold consist of selling costs to support customer relationships and marketing and branding activities. They also include significant investments in the corporate infrastructure required to support the Company’s ongoing business.

Retail selling costs generally correlate with revenue. As new stores begin operations, they generally experience higher selling costs as a percentage of revenue compared to more established stores, which experience a more constant rate of selling costs. As a percentage of sales, the Company expects selling costs to remain constant in the more established stores and decrease in the newer stores as they mature.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net (loss) income before non-controlling interest	$(6,653)	$23,801	$11,821	$32,934
Interest income	(4,258)	(3,300)	(13,159)	(7,333)
Interest expense, net	5,472	5,228	16,732	15,139
Provision for income taxes	28,062	49,122	88,675	102,013
Other expense (income), net	2,466	(38,110)	(18,279)	(24,097)
Depreciation and amortization	34,188	30,081	99,777	89,163
Earnings before interest, taxes, depreciation and amortization (EBITDA) (non-GAAP measure)	$59,277	$66,822	$185,567	$207,819
Stock-based compensation, non-cash	10,415	11,654	31,550	33,929
Acquisition, transaction and other non-operating costs	3,960	1,687	9,633	6,402
Adjusted EBITDA (non-GAAP measure)	$73,652	$80,163	$226,750	$248,150

License fee recorded in cost of sales	15,750	—	40,478	—
Normalized EBITDA (non-GAAP measure)	$89,402	$80,163	$267,228	$248,150

Liquidity, Financing Activities During the Period, and Capital Resources

As of September 30, 2026, and December 31, 2025 the Company had total current liabilities of $257,135 thousand and $177,315 thousand, respectively, and cash and cash equivalents of $316,000 thousand and $274,298 thousand, respectively, to meet its current obligations. The Company had working capital of $404,271 thousand as of September 30, 2026, an increase of $4,415 thousand compared to December 31, 2025. This increase in working capital was primarily driven by proceeds received from the increase in the Company's Credit Facility and the reclassification of the August 2025 convertible note receivable from RYM to current assets, partially offset by acquisitions as well as the repurchase of 13,438,787 Subordinate Voting Shares through the Company's share repurchase program.

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

Cash Flows

Cash Provided by (Used in) Operating, Investing and Financing Activities

Net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash flows provided by operating activities	$163,075	$204,785
Net cash flows used in investing activities	$(73,745)	$(111,237)
Net cash flows used in financing activities	$(58,612)	$(29,822)

Cash Flows from Operating Activities

The Company's net cash flows provided by operating activities for the nine months ended September 30, 2026 of $163,075 thousand decreased by $41,710 thousand from $204,785 thousand for the nine months ended September 30, 2025, primarily due to changes in working capital, partially offset by lower income taxes paid.

Cash Flows from Investing Activities

The Company's net cash flows used in investing activities for the nine months ended September 30, 2026 of $73,745 thousand decreased by $37,492 thousand from $111,237 thousand for the nine months ended September 30, 2025, primarily due to a reduction in acquisition activity and property plant and equipment expenditure in the current period as compared to the prior period.

Cash Flows from Financing Activities

The Company's net cash flows used in financing activities for the nine months ended September 30, 2026 of $58,612 thousand increased by $28,790 thousand from a use of $29,822 thousand for the nine months ended September 30, 2025, primarily due to shares repurchased during the current period, partially offset by proceeds from the issuance of notes payable.

Material Commitments

Maturities of notes payable as of September 30, 2026 were as follows:

	Maturities of Notes Payable
Year Ending December 31,	Credit Facility	Mortgage Notes	Total
	(in thousands)
Remainder of 2026	$5,000	$916	$5,916
2027	20,000	3,826	23,826
2028	20,000	14,313	34,313
2029	133,750	39,513	173,263
2030	—	3,165	3,165
2031 and thereafter	—	39,184	39,184
Total maturities of notes payable [1]	$178,750	$100,917	$279,667

1 Total maturities of notes payable excludes unamortized debt discount of $1,702 thousand associated with the Credit Facility and $644 thousand associated with the mortgage notes.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The following reflects the status of previously disclosed matters as of September 30, 2026:

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

(ii)
On February 5, 2026, the Company was notified of an arbitration award in favor of Green Thumb in relation to a 2018 agreement with Ascend Wellness Holdings Inc. (“Ascend”). On February 12, 2026, Ascend remitted $17,000 thousand to the Company in order to settle the matter in accordance with the parties settlement agreement. For the nine months ended September 30, 2026, such amount was included within other income (expense) on the unaudited interim condensed consolidated statements of operations.

At September 30, 2026 and December 31, 2025, other than as discussed above, there were no pending or threatened lawsuits considered probable or reasonably possible to result in an unfavorable outcome with an exposure expected to merit disclosure. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Subordinate Voting Shares

- During the three months ended September 30, 2026, the Company issued a total of 339 Subordinate Voting Shares as royalty payments.

Multiple Voting Shares

None.

Super Voting Shares

None.

Recent Issuer Purchases of Equity Securities

The following table sets forth repurchases of our Subordinate Voting Shares during the nine months ended September 30, 2026:

(Dollars in thousands except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1, 2026 through January 31, 2026	—	$—	—	$39,900
February 1, 2026 through February 28, 2026	45,000	6.59	45,000	39,600
March 1, 2026 through March 31, 2026	6,000,000	5.50	6,000,000	6,600
April 1, 2026 through April 30, 2026	7,393,787	6.00	7,393,787	62,300
May 1, 2026 through May 31, 2026	—	—	—	62,300
June 1, 2026 through June 30, 2026	—	—	—	62,300
July 1, 2026 through July 31, 2026	—	—	—	6,600
August 1, 2026 through August 31, 2026	—	—	—	6,600
September 1, 2026 through September 30, 2026	—	—	—	50,000
	13,438,787	$5.78	13,438,787	$50,000

(1) Effective September 23, 2026, the Company's Board of Directors authorized a new share repurchase program that commenced immediately following the expiration of the Company's previous share repurchase program. The new program authorized the Company to repurchase its Subordinate Voting Shares over a 12-month period at an aggregate cost of up to $50,000 thousand. Under the previous share repurchase program, during the nine months ended September 30, 2026, the Company repurchased 13,438,787 Subordinate Voting Shares at an average price of $5.78 per share. As of September 30, 2026, the total remaining repurchase ability of the Company was approximately $50,000 thousand.

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

*Incorporated by Reference to our Current Report on Form 8-K dated July 9, 2026, filed on July 15, 2026.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN THUMB INDUSTRIES INC.

/s/Benjamin Kovler
By: Benjamin Kovler
Title: Chief Executive Officer

Date: November 4, 2026

GREEN THUMB INDUSTRIES INC.

/s/Mathew Faulkner
By: Mathew Faulkner
Title: Chief Financial Officer

Date: November 4, 2026